Form 10-Q
period 1995-06-30
CAS MEDICAL SYSTEMS INC
filed 1995-08-11
CIK 764579

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



                       For Quarter Ended June 30, 1995

Commission File Number 2-96271-B




                          CAS MEDICAL SYSTEMS, INC.

            (Exact name of registrant as specified in its charter)



       Delaware                                     06-1123096

(State or other jurisdiction of                     (I.R.S. employer
incorporation of organization)                      identification no.)



             21 Business Park Drive, Branford, Connecticut  06405

                   (Address of principal executive offices)
                                  (Zip Code)


                                (203) 488-6056

             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES [X]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.004 par value:    9,239,479 shares as of June 30, 1995.
Preferred Stock, $.001 par value: 5,000 shares as of June 30, 1995.

                      PART I.  -  FINANCIAL INFORMATION






     The condensed financial statements included herein have been prepared by CAS Medical Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1994.


     In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of June 30, 1995 and December 31, 1994 and the results of its operations and its cash flows for the three months and six months ended June 30, 1995 and 1994 have been included.

                           CAS MEDICAL SYSTEMS, INC.

                                 BALANCE SHEETS
                                  (Unaudited)
(Amounts in thousands, except per share data)
                                         June 30, 1995     December 31, 1994

ASSETS
Current Assets:
  Cash and cash equivalents                $  629,696          $  301,472
  Accounts receivable, net of allowance
    for doubtful accounts                     809,279             794,559
  Inventory                                   850,550             810,988
  Other current assets                         20,463              75,081
                                           ----------           ---------
    Total current assets                    2,309,988           1,982,100
                                           ----------           ---------
Property and Equipment
  Furniture and equipment                     804,333             768,036
  Leasehold improvements                       47,181              46,572
                                          -----------           ---------
                                              851,514             814,608
  Less-Accumulated depreciation
    and amortization                          668,282             635,623
                                          -----------           ---------
                                              183,232             178,985
Other Assets, net of accumulated
  amortization                                 12,700              17,199
                                           ----------           ---------
Total assets                               $2,505,920          $2,178,284


                           CAS MEDICAL SYSTEMS, INC.

                                 BALANCE SHEETS
                                  (Unaudited)
(Amounts in thousands, except per share data)
                                         June 30, 1995     December 31, 1994

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $   215,482           $150,928
  Accrued payroll                               36,267             32,587
  Accrued professional fees                     35,000             35,000
  Other accrued expenses                       195,429            112,842
  Payable to related party                                        144,411
                                            ----------           --------
    Total current liabilities                  482,178            475,768
                                            ----------           --------

Deferred revenues                                    -             92,222

Shareholders' Equity:
  Common stock, $.004 par value per share,
   19,000,000 shares authorized, 9,239,479
   shares issued and outstanding in 1995
   and 1994                                     36,963             36,963
  Preferred stock, $.001 par value,
   1,000,000 shares authorized, stated at
   redemption value, Series C cumulative
   preferred stock, 5,000 shares issued and
   outstanding in 1995 and 1994.
                                               500,000            500,000
  Additional paid-in capital                 2,664,723          2,664,723
  Accumulated deficit                       (1,177,944)        (1,591,392)
                                            ----------          ---------
  Total shareholders' equity                 2,023,742          1,610,294
                                            ----------          ---------
Total liabilities and
    shareholders' equity                  $  2,505,920         $2,178,284


See Notes to Financial Statements


                               CAS MEDICAL SYSTEMS, INC.

                                  STATEMENTS OF INCOME

                       FOR THE SIX MONTHS AND THREE MONTHS ENDED

                                 JUNE 30, 1995 AND 1994
                                      (Unaudited)

(Amounts in thousands, except per share data)
                                         (Unaudited)                (Unaudited)
                                       Six Months Ended         Three Months Ended
                                           June 30,                  June 30,
                                        1995        1994          1995        1994

REVENUES:
  Net product sales                 $3,240,890  $2,091,574    $1,612,058 $1,085,795
  Licensing fees                       138,099      20,000        73,634     10,000
                                     ---------    ---------    ---------  ---------
                                     3,378,989   2,111,574    $1,685,692  1,095,795

OPERATING EXPENSES:
  Cost of product sales              1,479,711   1,082,936       724,454    656,440
  Selling, general & administrative  1,213,471     980,916       571,684    495,545
  Research & development               195,327     159,363        98,834     72,561
                                     ---------   ---------     ---------  ---------

  Operating Income (Loss)              490,480    (111,641)      290,720   (128,751)
                                     ---------   ----------    ---------  ---------
INTEREST EXPENSE, Net                  ( 2,032)    (15,157)        1,275     (8,870)
                                     ---------   ---------     ---------  ---------
  Income (Loss) Before
    Income Taxes                       488,448    (126,798)      291,995   (137,621)

PROVISION FOR INCOME TAXES              50,000       1,000        30,000          -
                                     ---------   ---------     ---------  ---------
  Net Income (Loss)                    438,448    (127,798)      261,995   (137,621)

PER SHARE DATA:

Net Income per Share:
  (Note 2)                          $      .04  $        -    $      .03          -


Weighted Average Number
  of Shares Outstanding              9,310,454   9,239,479     9,637,785  9,239,479

See Notes To Financial Statements

                                CAS MEDICAL SYSTEMS, INC.

                            STATEMENTS OF SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                                          Additional
                      Common Stock     Preferred Stock     Paid-In      Accumulated
                     Shares  Amount    Shares  Amount      Capital       (Deficit)

Balance,
  December 31,
   1993 (Audited)   9,239,479 $36,963   5,000  $500,000   $2,664,723   $(1,842,799)

Net loss for
  six months                                                            (  127,798)

Preferred Dividends                                                     (   25,000)

                    --------- -------   -----  --------   ----------   ------------
Balance
 June 30, 1994      9,239,479 $36,963   5,000  $500,000   $2,664,723   $(1,995,597)
 (Unaudited)

                                                          Additional
                       Common Stock     Preferred Stock    Paid-In      Accumulated
                      Shares  Amount    Shares  Amount     Capital       (Deficit)

Balance,
  December 31,
   1994 (Audited)   9,239,479 $36,963   5,000  $500,000   $2,664,723   $(1,591,392)

Net income for
  six months                                                               438,448

Preferred Dividends                                                        (25,000)

                    --------- -------   -----  --------   ----------   ------------
Balance
 June 30, 1995      9,239,479 $36,963   5,000  $500,000   $2,664,723   $(1,177,944)
 (Unaudited)

See Notes to Financial Statements

                            CAS MEDICAL SYSTEMS, INC.

                             STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (Unaudited)
(Amounts in thousands)
                                               Six Months Ended June 30,
                                                  1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $ 438,448     $(127,798)
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                 32,659        50,680
    Loss on disposal of assets                         -         5,375
    (Increase) Decrease in accounts
    receivable                                  ( 14,720)      199,788
    Increase in inventory                       ( 39,562)     (116,481)
    Decrease in other current assets              54,618        49,480
    Increase (decrease) in accounts payable       64,554      ( 60,357)
    Increase (decrease) in accrued expenses       86,267      ( 61,372)
    Decrease in deferred revenue                ( 92,222)     ( 30,000)
    Other                                          4,499      (  3,699)

    Net cash provided by (used in) operating
     activities                                  534,541      ( 94,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures           ( 36,906)     ( 23,143)

    Net cash used in investing activities       ( 36,906)     ( 23,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                      -        98,474
  Repayment of notes payable                    (144,411)     ( 35,388)
  Preferred dividends                           ( 25,000)     ( 25,000)
  Repayment of debt                                    -      ( 63,661)

  Net cash used in financing activities         (169,411)     ( 25,575)
  Net increase (decrease) in cash and
    cash equivalents                             328,224      (143,102)

CASH AND CASH EQUIVALENTS, at beginning
  of period                                      301,472       261,453


CASH AND CASH EQUIVALENTS, at end of period     $629,696      $118,351


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest      $  5,002      $ 16,644
  Cash paid during the period for income taxes  $ 43,338      $ 17,000

See Notes to Financial Statements

                        CAS MEDICAL SYSTEMS, INC.

                      NOTES TO FINANCIAL STATEMENTS

                              JUNE 30, 1995
Note 1.  The Company:

     CAS Medical Systems, Inc., the ("Company"), was organized in 1984 primarily to serve neonatal and pediatric units in hospitals. Today, the Company is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use by adults and children in many areas of the health care industry.

Note 2.  Summary of Significant Accounting Policies:

     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At June 30, 1995 and December 31, 1994, inventory consisted of the following:
                                    June 30,             December 31,
                                      1995                   1994

     Raw Material                   505,945                 575,915
     Work-In-Process                134,532                 112,782
     Finished Inventory             210,073                 122,291
                                    -------                 -------

                                   $850,550                $810,988

     Property and Equipment

     Property and equipment are stated at cost. Furniture and equipment are depreciated, using the straight-line method based on the estimated useful lives of the assets which range from two to five years.
Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the asset.

     Net Income Per Share

     Net income per share has been computed by dividing net income available for common stock, after cumulative preferred dividends earned, by the weighted average number of common shares outstanding each period. Weighted average shares were 9,239,479 for the periods ended June 30, 1995 and 1994. Weighted average shares outstanding include the common equivalent shares calculated for the stock options under the treasury stock method.

     Reclassifications

     Certain reclassifications were made to prior year amounts to conform to current year presentation.

Note 3.  Income Taxes:

     On January 1, 1993, the Company adopted Statement of Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the Company to provide deferred taxes based on enacted tax rates which would apply in the period the taxes become payable, and to adjust deferred tax acounts for known changes in future tax rates. Deferred tax assets are subject to continuous valuation assessments based on several criteria including benefit realization periods, tax planning strategies and the results of operations.

     As of June 30, 1995, the Company had approximately $800,000 and $600,000 of net operating loss carryforwards for financial statement and tax reporting purposes, respectively, subject to view by the Internal Revenue Service. These loss carryforwards begin to expire in the year 2000. A valuation allowance of $330,000 was recorded against the entire operating loss carryforwards. In the event that tax benefits from the use of existing net operating loss carryforwards are realized, these benefits will be reflected as a reduction in the current income tax provision.

Note 4.  Debt:

At June 30, 1995, the Company had a line of credit with a Connecticut bank totalling $500,000. Borrowings under the line of credit bear interest at the prime rate plus 1.5%. At June 30, 1995 there were no borrowings outstanding under this line. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 20% of the line of credit.

Note 5.  Long Term Payables to Related Parties:

The 10% note payable, due December 1, 1995, was paid in full on May 1, 1995.
                                                   December 31, 1994

      10% term note payable due December 1, 1995        $144,244
      Dividends payable                                      167

                                                        144,411

      Less current portion                              (144,411)

                                                       $      0


Note 6.  Acquisition:

In May 1995, the Company acquired 19% of the voting common stock of Medical Products Development Company ("MPDC") for $1. MPDC is a development-stage company in the business of developing and licensing medical product information and technology, with no operations to date. The Company will account for this investment under the cost method.

Note 7.  License Agreement:

In July 1994, the Company entered into a four year licensing agreement (the "Agreement") with a major manufacturer of patient monitors, granting a non-exclusive license to use the Company's blood pressure technology for a specific application; the Company will also exchange technical know-how. Under the Agreement, the Company will receive $750,000 over the initial four year term, plus royalties. The manufacturer has the option to extend the license for an additional three year period upon payment of an additional $600,000 plus royalties over the extended term. This Agreement replaced a prior licensing agreement with the manufacturer. License fees from the Agreement are being recognized on a straight line basis over the contract period.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Liquidity and Capital Resources

    At June 30, 1995, the Company had working capital of $1,827,810 compared to $1,506,332 at December 31, 1994. The increase in working capital of $321,478 is primarily the result of cash generated from operations.

      At June 30, 1995, The Company had a line of credit with a Connecticut bank totalling $500,000. Borrowing under the line bears interest at the prime rate plus 1.5%.

    The Company believes that cash generated from operations and its bank line of credit will be sufficient to meet the Company's short-term liquidity needs.

    Results of Operations

    The Company's revenues for the three month period ended June 30, 1995 were $1,685,692 as compared to $1,095,795 for the comparable period in the prior year, an increase of $589,897. Revenues for the six month period ended June 30, 1995 were up by 60 percent from $2,111,574 in 1994 to $3,378,989 in 1995. The significant growth in revenue reflects increased sales of blood pressure measuring devices, both domestic and international. Also, 1995 revenues include $138,099 in licensing fee revenues as a result of a licensing agreement finalized in 1994 with a major European manufacturer of medical equipment.

     Cost of product sales decreased as a percent of net product sales from 52 percent in 1994 to 46 percent in 1995. This decrease in cost reflects a more profitable product mix, primarily in non-invasive blood pressure equipment.

     Selling, general and administrative expenses increased to $1,213,471 in 1995 from $981,916 in 1994, an increase of 24 percent. This increase was due primarily to market studies performed for a new product and additional marketing sales expenses resulting from the hiring of three additional sales support coordinators to the staff.

     The provision for income taxes of $50,000 and $1,000 for the six month periods ended June 30, 1995 and 1994, respectively, represents state income taxes and federal alternative minimum taxes.

     These factors resulted in net profit for the period ended June 30, 1995 of $438,448, as compared to net loss of $127,798 for the same period in 1994, an increase of $566,246.


                                    PART II

ITEM 6  EXHIBITS AND REPORTS

     (A)  Exhibits

          11. See Notes to Financial Statements Note 2, regarding computation of earnings per Share.

     (B)  Reports on Form 8-K
            None




                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CAS MEDICAL SYSTEMS, INC.
                                Registrant



August 15,1995                  Louis P. Scheps
Date                            Louis P. Scheps
                                President and Chief Executive Officer
                                and Chief Financial Officer