Form 10-Q
period 1995-09-30
CAS MEDICAL SYSTEMS INC
filed 1995-11-16
CIK 764579

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934



                  For Quarter Ended September 30, 1995

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


Common Stock, $.004 par value:  9,269,479 shares as of September 30, 1995.

Preferred Stock, $.001 par value: 3,000 shares as of September 30, 1995.

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


     In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of September 30, 1995 and December 31, 1994 and the results of its operations and its cash flows for the three months and nine months ended September 30, 1995 and 1994 have been included.

                         CAS MEDICAL SYSTEMS, INC.

                               BALANCE SHEETS
                                (Unaudited)
(Amounts in thousands, except per share data)
                                    September 30, 1995     December 31, 1994

ASSETS
Current Assets:
  Cash and cash equivalents                $  830,880          $  301,472
  Accounts receivable, net of allowance
    for doubtful accounts                     778,440             794,559
  Inventory                                   789,456             810,988
  Other current assets                         19,018              75,081
                                           ----------           ---------
    Total current assets                    2,417,794           1,982,100
                                           ----------           ---------
Property and Equipment
  Furniture and equipment                     809,706             768,036
  Leasehold improvements                       47,181              46,572
                                          -----------           ---------
                                              856,887             814,608
  Less-Accumulated depreciation
    and amortization                          687,398             635,623
                                          -----------           ---------
                                              169,489             178,985
Other Assets, net of accumulated
  amortization                                 10,449              17,199
                                           ----------           ---------
Total assets                               $2,597,732          $2,178,284
                                           __________           _________

                         CAS MEDICAL SYSTEMS, INC.

                               BALANCE SHEETS
                                (Unaudited)
(Amounts in thousands, except per share data)
                                    September 30, 1995     December 31, 1994

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $   148,846           $150,928
  Accrued payroll                               36,365             32,587
  Accrued professional fees                     35,800             35,000
  Other accrued expenses                       253,112            112,842
  Payable to related party                           -            144,411
                                            ----------           --------
    Total current liabilities                  474,123            475,768
                                            ----------           --------

Deferred revenues                               93,889             92,222

Shareholders' Equity:
  Common stock, $.004 par value per share,
   19,000,000 shares authorized, 9,269,479
   shares issued and outstanding in 1995
   and 1994                                     37,081             36,963
  Preferred stock, $.001 par value,
   1,000,000 shares authorized, stated at
   redemption value, Series C cumulative
   preferred stock, 3,000 shares issued and
   outstanding in 1995 and 1994.               300,000            500,000

  Additional paid-in capital                 2,672,406          2,664,723
  Accumulated deficit                       (  972,767)        (1,591,392)
                                            ----------          ---------
  Total shareholders' equity                 2,029,720          1,610,294
                                            ----------          ---------
Total liabilities and
    shareholders' equity                  $  2,597,732         $2,178,284
                                            __________          _________

See Notes to Financial Statements


                             CAS MEDICAL SYSTEMS, INC.

                                STATEMENTS OF INCOME

                     FOR THE NINE MONTHS AND THREE MONTHS ENDED

                            SEPTEMBER 30, 1995 AND 1994
                                    (Unaudited)

(Amounts in thousands, except per share data)
                                         (Unaudited)                (Unaudited)

                                      Nine Months Ended         Three Months
Ended
                                        September 30,              September
30,
                                       1995        1994          1995
1994
                                       ________________
________________
REVENUES:
  Net product sales                 $4,678,997  $3,270,112    $1,438,107
$1,178,538
  Licensing fees                       203,263     120,889        65,164
100,889
                                     ---------    ---------    ---------
---------
                                     4,882,260   3,391,001    $1,503,271
1,279,427

OPERATING EXPENSES:
  Cost of product sales              2,139,136   1,669,574       659,425
586,638
  Selling, general & administrative  1,735,227   1,391,019       521,756
410,103
  Research & development               296,521     251,966       101,194
92,603
                                     ---------   ---------     ---------
---------

  Operating Income                     711,376      78,442       220,896
190,083
                                     ---------   ----------    ---------
---------
INTEREST EXPENSE, Net                    2,749     (24,089)        4,781
(8,932)
                                     ---------   ---------     ---------
---------
  Income Before Income Taxes           714,125      54,353       225,677
181,151

PROVISION FOR INCOME TAXES              70,000       5,000        20,000
4,000
                                     ---------   ---------     ---------
---------
  Net Income                           644,125      49,353       205,677
177,151
                                     _________   _________     _________
_________
PER SHARE DATA:

Net Income per Share:
  (Note 2)                          $      .06  $        -    $      .02
 .02
                                     _________   _________     _________
_________

Weighted Average Number
  of Shares Outstanding              9,649,512   9,383,009    10,005,967
9,383,009
                                     _________   _________    __________
_________

See Notes To Financial Statements


                              CAS MEDICAL SYSTEMS, INC.

                          STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                                          Additional
                      Common Stock     Preferred Stock     Paid-In
Accumulated
                     Shares  Amount    Shares  Amount      Capital
(Deficit)
                     ______________    _______________    __________
___________
Balance,
  December 31,
   1993 (Audited)   9,239,479 $36,963   5,000  $500,000   $2,664,723
$(1,842,799)

Net income for
  nine months               -       -       -         -            -
49,353

Preferred Dividends         -       -       -         -            -    (
37,500)

                    --------- -------   -----  --------   ----------
------------
Balance
 September 30,
  1994              9,239,479 $36,963   5,000  $500,000   $2,664,723
$(1,830,946)
 (Unaudited)        _________ _______   ______ ________   __________
___________

                                                          Additional
                       Common Stock     Preferred Stock    Paid-In
Accumulated
                      Shares  Amount    Shares  Amount     Capital
(Deficit)
                      ______________    _______________   __________
___________
Balance,
  December 31,
   1994 (Audited)   9,239,479 $36,963   5,000  $500,000   $2,664,723
$(1,591,392)

Net income for
  nine months               -       -       -         -            -
644,125

Preferred Dividends         -       -       -         -            -
(32,500)

Additional common
  shares issued        30,000     120       -         -        7,683
 -

Redeem Preferred
  shares                    -     (2)  (2,000) (200,000)           -
 -
                    --------- -------   -----  --------   ----------
------------
Balance
 September 30,
  1995              9,269,479 $37,081   3,000  $300,000   $2,672,406   $(
979,767)
 (Unaudited)        _________ _______   _____  ________   __________
____________

See Notes to Financial Statements

                          CAS MEDICAL SYSTEMS, INC.

                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (Unaudited)
(Amounts in thousands)
                                            Nine Months Ended September 30,
                                                  1995           1994
                                               ___________    __________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $ 644,125     $  49,753)
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                 51,775        74,186
    Loss on disposal of assets                         -         5,375
    Decrease in accounts receivable               16,119       186,931
    Decrease in inventory                         21,532      ( 96,556)
    Decrease in other current assets              56,063        84,377
    (Decrease) in accounts payable              (  2,082)     ( 77,747)
    Increase (decrease) in accrued expenses      144,848      ( 70,576)
    Decrease in deferred revenue                   1,667        16,111
    Other                                          6,750      (  1,449)
                                                 _______       _______
    Net cash provided by (used in) operating
     activities                                  940,797       170,005
                                                 _______       _______
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures           ( 42,279)     ( 24,934)
                                                 _______       _______
    Net cash used in investing activities       ( 42,279)     ( 24,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued as compensation              7,801             -
  Borrowings under line of credit                      -      ( 51,526)
  Repayment of notes payable                    (144,411)    ( 96,700)
  Preferred dividends                           ( 32,500)     ( 37,500)
  Repayment of debt                             (200,000)     ( 44,055)
                                                 _______       _______
  Net cash used in financing activities         (369,110)     (229,781)
                                                 _______       _______
  Net increase (decrease) in cash and
    cash equivalents                             529,408      ( 84,710)

CASH AND CASH EQUIVALENTS, at beginning
  of period                                      301,472       261,453
                                                 _______       _______

CASH AND CASH EQUIVALENTS, at end of period     $830,880      $176,743
                                                 _______       _______

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest      $  8,206      $ 25,653
  Cash paid during the period for income taxes  $ 37,625      $ 38,408

See Notes to Financial Statements

                      CAS MEDICAL SYSTEMS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1995
Note 1.  The Company:

     CAS Medical Systems, Inc., the ("Company"), was organized in 1984 primarily to serve neonatal and pediatric units in hospitals. Today, the Company is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use by adults and children in many areas of the health care industry.

Note 2.  Summary of Significant Accounting Policies:

     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At September 30, 1995 and December 31, 1994, inventory consisted of the following:
                                  September 30,          December 31,
                                      1995                   1994

     Raw Material                   458,214                 575,915
     Work-In-Process                108,607                 112,782
     Finished Inventory             222,635                 122,291
                                    -------                 -------

                                   $789,456                $810,988
                                    _______                 _______
     Property and Equipment

     Property and equipment are stated at cost. Furniture and equipment are depreciated, using the straight-line method based on the estimated useful lives of the assets which range from two to five years. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the asset.

     Net Income Per Share

     Net income per share has been computed by dividing net income available for common stock, after cumulative preferred dividends earned, by the weighted average number of common shares outstanding each period. Weighted average shares were 9,649,512 and 9,383,009 for the periods ended September 30, 1995 and 1994, respectively. Weighted average shares outstanding include the common equivalent shares calculated for the stock options under the treasury stock method.

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

     As of September 30, 1995, the Company had approximately $800,000 and $600,000 of net operating loss carryforwards for financial statement and tax reporting purposes, respectively, subject to view by the Internal Revenue Service. These loss carryforwards begin to expire in the year 2000. A valuation allowance of $330,000 was recorded against the entire operating loss carryforwards. In the event that tax benefits from the use of existing net operating loss carryforwards are realized, these benefits will be reflected as a reduction in the current income tax provision.

Note 4.  Debt:

At September 30, 1995, the Company had a line of credit with a Connecticut bank totalling $500,000. Borrowings under the line of credit bear interest at the prime rate plus 1.5%. At September 30, 1995 there were no borrowings outstanding under this line. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 20% of the line of credit.

Note 5.  Long Term Payables to Related Parties:

The 10% note payable, due December 1, 1995, was paid in full on May 1, 1995.
                                                   December 31, 1994

     10% term note payable due December 1, 1995        $144,244
     Dividends payable                                      167
                                                        _______
                                                        144,411

     Less current portion                              (144,411)
                                                        _______
                                                       $      -
                                                        _______

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Liquidity and Capital Resources

    At September 30, 1995, the Company had working capital of $1,943,671 compared to $1,506,332 at December 31, 1994. The increase in working capital of $437,339 is primarily the result of cash generated from operations.

     At September 30, 1995, The Company had a line of credit with a Connecticut bank totalling $500,000. Borrowing under the line bears interest at the prime rate plus 1.5%.

    The Company believes that cash generated from operations and its bank line of credit will be sufficient to meet the Company's short-term liquidity needs.

    Results of Operations

    The Company's revenues for the three month period ended September 30, 1995 were $1,503,271 as compared to $1,279,427 for the comparable period in the prior year, an increase of $223,844. Revenues for the nine month period ended September 30, 1995 increased by 44 percent from $3,391,001 in 1994 to $4,882,260 in 1995. This impressive growth in revenue reflects increased sales of non-invasive blood pressure technology, both domestic and international. Also, 1995 revenues include $148,000 of new disposable products that were introduced during the first quarter.

     Total cost of product sales decreased as a percent of net product sales from 1994 to 1995 from 51 percent to 46 percent, respectively. This decrease in cost reflects a more profitable product mix and manufacturing cost reductions.

     Selling, general and administrative expenses increased to $1,735,227 in 1995 from $1,391,019 in 1994, an increase of 25 percent. This increase was due primarily to market studies performed for a new product and additional marketing sales expenses resulting from the hiring of three additional sales support coordinators to the staff.

     The provision for income taxes of $70,000 and $5,000 for the nine month periods ended September 30, 1995 and 1994, respectively, represents state income taxes and federal alternative minimum taxes.

     These factors and licensing fee revenues resulted in net profit for the period ended September 30, 1995 of $644,125, as compared to net income of $49,353 for the same period in 1994, an increase of $594,772.


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


                                CAS MEDICAL SYSTEMS, INC.
                                Registrant



October 15, 1995                Louis P. Scheps
Date                            Louis P. Scheps
                                President and Chief Executive Officer
                                and Chief Financial Officer