Form 10-K
period 1995-12-31
CAS MEDICAL SYSTEMS INC
filed 1996-03-29
CIK 764579

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

                For the Fiscal Year Ended December 31, 1995

Commission File Number 2-96271-B


                         CAS MEDICAL SYSTEMS, INC.

             (Exact name of Registrant as specified in charter)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES [X]               NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.004 par value    Preferred Stock, $.001 par value

    The aggregate market value of the Common Stock held by non-affiliates of the registrant was $7,162,996 on December 31, 1995.

    The registrant had 9,279,479 shares of Common Stock outstanding as of December 31, 1995.

                                   PART I
ITEM 1.  BUSINESS

The Company

CAS Medical Systems, Inc. (CAS) was organized in 1984 primarily to serve neonatal and pediatric units in hospitals. Today, CAS is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use by adults and children in many areas of the health care industry.

The Company has developed and is manufacturing a full line of non-invasive blood pressure monitors, blood pressure cuffs for both adult and neonatal patients, silver/silver chloride electrodes for neonatal hospital intensive care units, and a line of disposable products for neonatal use. These products are being sold by the Company directly through its own sales force via distributors and pursuant to original equipment manufacturer (OEM) agreements in Europe and the United States. The Company has agreements to supply its blood pressure monitors, cuffs and electrodes to companies for distribution in major segments of the international market. The Company also has OEM agreements to supply custom versions of its blood pressure measuring technology in the form of plug-in modules for patient monitoring systems. The Company has several other products in various stages of development which it believes are applicable to both adult and neonatal/pediatric medicine.

Narrative Description of Business

Principal Products and Services

OscilloMate Blood Pressure Monitors

The Company manufactures a complete line of state-of-the-art blood pressure monitors which it has developed. Distribution is to the hospital and professional markets through its sales force and distributors, and through international distributors and OEM agreements.

Pedisphyg, Safe-Cuff, Tuff-Cuff and PAPERCUFF Blood Pressure Cuffs

The Company manufactures and sells complete lines of disposable and multi-use blood pressure cuffs for hospital use. These cuffs are based on design criteria developed from scientific studies to ensure the highest degree of accuracy. They can be used with all of the blood pressure monitors currently available in hospitals, thus permitting hospitals to standardize with one company for blood pressure cuffs.

Klear-Trace Electrodes

The Company manufactures and sells prewired, X-ray translucent electrocardiographic electrodes. They utilize a conductive solid-gel adhesive that allows them to remain on the patient for extended periods of time without causing skin irritation.

NeoGuard Reflectors, Klear-Temp Disposable Temperature Probes

The Company manufactures and sells thermal reflectors to shield temperature probes while in use within radiant warmers. They perform an important role in maintaining the proper thermal environment for neonates while assuring that no skin irritation takes place. Klear-Temp disposable skin temperature probes are designed to be a standard replacement part in all incubators and radiant warmers.

NeoGuard Limboard Arm Boards

The Company manufactures and sells a line of neonatal arm boards used to immobilize and support intravenous sites with minimal patient skin trauma.

The electrodes, arm boards, and reflectors utilize a polymeric solid gel adhesive to minimize damage to neonatal skin.

Sales and Marketing

The Company conducts its sales in the domestic hospital market by means of exclusive distributors managed by full time sales managers. Sales to emergency medical services are managed nationwide by a single company sales manager. OEM sales and international sales are conducted by personnel located within the Company.

Domestic sales are conducted by 25 distributors across the country each of whom has exclusive sales rights in a limited geographic area.

The Company has sales agreements with several distributors internationally. These agreements provide for distribution of products within an assigned territory. Other agreements are being negotiated to allow for expanded international distribution.

The Company sells its non-invasive blood pressure technology, in the form of sub-assemblies to be joined to multi-parameter hospital monitors, to several firms operating on both a domestic and international basis. The Company is in the process of negotiating other agreements for the use of its technology as components in other medical monitoring systems.

                  Financial Information Relating to Sales
                          Year Ended December 31,

                               1995        1994         1993

    Domestic Sales         $4,273,483   $3,431,374   $3,529,335
    Export (Including
      Licensing Revenues)   2,155,748    1,463,974    1,516,524
                            _________    _________    _________

                           $6,429,231   $4,895,348   $5,045,859
                            _________    _________    _________

Competition

The Company competes in the hospital market where there are many suppliers with greater financial and personnel resources with full service commodity products and dedicated selling capability. Neonatal and pediatric intensive care units are such areas. Here, the Company has been supplying competitively priced, uniquely designed products responsive to this market in which no major company currently focuses its total effort.

In both the hospital and emergency medical service markets, the Company's line of non-invasive blood pressure monitoring equipment has significant advantages over competitive products. It is compact, portable, lightweight and user-friendly. The monitors maintain a high professional standard of accuracy and quality in demanding environments such as those encountered in hospital and transport situations.

With respect to all of its products, the Company competes on the basis of price, features, product quality, promptness of delivery and customer service.

Customers

During 1995, 1994 and 1993, the Company had sales to one customer which in the aggregate accounted for approximately 12%, 13% and 13% of sales, respectively.

Research and Development

In 1995, 1994 and 1993, the Company spent approximately $405,000, $335,000 and $329,000, respectively, on activities relating to the development of new products and the improvement of existing products.

The Company is building on its base of non-invasive blood pressure technology by developing a family of next-generation patient-monitoring equipment.

Employees

As of December 31, 1995, the Company had 46 employees of whom 44 were full-time. The Company has no collective bargaining agreements and believes that relations with its employees are good. The Company maintains employee benefit plans providing for disability income, life insurance and medical and hospitalization coverage. The Company sponsors a 401(K) benefit plan for its employees which generally allows participants to make contributions by salary deductions up to allowable internal revenue service limits on tax-deferred basis and discretionary contributions by the Company. The Company did make discretionary contributions in 1995.

Government Regulation

Medical products of the type currently being marketed and under development by the Company are subject to regulation under the Food, Drug and Cosmetic Act (the "FDA Act") as amended in the Medical Device Amendments of 1976 (the "1976 Amendments") and the 1990 "Safe Medical Devices Act", as well as additional regulations promulgated thereto. Under the 1976 Amendments, the Company must be a registered device manufacturer and must comply with Good Manufacturing Practice Regulations for Medical Devices.

In addition, depending upon product type, the Company must also comply with those regulations governing the Conduct of Human Investigations, Pre-Market Approval Regulations and other requirements, as promulgated by the Food and Drug Administration (FDA). The FDA is authorized to inspect a device, its labeling and advertising, and the facilities in which it is manufactured in order to ensure that the device is not manufactured or labeled in a manner which could cause it to be injurious to health.

Under the 1976 Amendment and the Safe Medical Device Act, the FDA has adopted regulations which classify medical devices based upon the degree of regulation it believes is necessary to assure safety and efficacy. A device is classified as a Class I, II, or III device. Class I devices are subject only to general controls. Class II devices, in addition to general controls, are or will be subject to "performance standards." Most devices are subject to the 501(K) pre-market notification provision. In addition, some Class III devices require FDA pre-market approval before they may be marketed commercially because their safety and effectiveness cannot be assured by the general controls and performance standards of Class I or II devices. The Company's products are mostly Class II devices. Several of them have required FDA notification under Section 510(k) of the FDA Act.

The FDA has the authority to, among other things: deny marketing approval until all regulatory protocols are deemed acceptable; halt the shipment of defective products; and seize defective products sold to customers. Adverse publicity from the FDA, if any, could have a negative impact upon sales. To date, the Company has had no FDA oversight problems, and none are pending to its knowledge.

Manufacturing and Quality Assurance

The Company assembles its products at its facility. The various components for the products, which include plastic sheeting, plastic moldings, wire, semi-conductor circuits, electronic and pneumatic components and power supplies are obtained from outside vendors. The Company does not anticipate any difficulties in obtaining the components necessary to manufacture its products.

Quality control procedures are performed by the Company at its facility and occasionally at its suppliers' facilities to standards set forth in the "Good Manufacturing Practices". These procedures include the inspection of components and full testing of finished goods. The Company has a controlled clean environment where the final assembly of single-patient-use products is conducted. The Company has charted a course to becoming certified to ISO 9000 and relevent European Union Directives in order to broaden European markets and make domestic quality system improvements.

Backlog

The Company's practice is to ship its products upon receipt of a customer's order or pursuant to customer-requested ship dates. On December 31, 1995, the Company had a backlog of orders from customers for products with requested ship dates in 1996 totaling approximately $880,000, deliverable throughout 1996, as compared to $691,000 as of December 31, 1994. During the first quarter of 1996, the Company will fulfill approximately $273,000 of this backlog.

Trademarks, Patents and Copyrights

Certificates of Registration have been issued to the Company by the United States Department of Commerce Patent and Trademark Office for the following marks: CAS (Registered trademark), Pedisphyg (Registered trademark), OscilloMate (Registered trademark), NeoGuard (Registered trademark), Tuff-Cuff (Registered trademark), Limboard (Registered trademark), Klear-Trace (Registered trademark), and the heart shaped mark for use as a thermal reflector and the Company's corporate logo. The Company continues to use the PAPERCUFF (Trademark) and Safe-Cuff (Trademark) trademark.

The Company filed a patent application on behalf of an employee covering the method of operation of its blood pressure measurement monitor. This patent was issued under Patent Number 4,796,184 and assigned to the Company. The Company also holds Patent Number 4,966,992 which covers the design of a blood pressure monitor for use with hyperbaric chambers. The Company holds Patent Number 5,101,830 which covers the design of a blood pressure cuff.

The Company has copyright protection for the software used in its blood pressure monitors.

ITEM 2.  PROPERTIES

The Company has leased new facilities comprising approximately 17,500 square feet of office, laboratory and assembly space, including a controlled clean environment, located at 21 Business Park Drive, Branford, Connecticut 06405. Minimum annual rentals under the Company's lease agreement are:

                1996        $101,000
                1997        $104,000
                1998        $110,000

These amounts are in addition to the Company's share of increases in real estate taxes and certain utility costs.

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings involving the Company are pending at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

         (a)  The Common Stock of the Company is traded over-the-counter.
         The following table shows the high and low bid quotations for the Company's Common Stock for each quarterly period for the last three years. These prices do not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

         Period Ended                     High                  Low

         March 31, 1993                    5/8                  1/2
         June 30, 1993                     3/8                  1/4
         September 30, 1993                5/16                 1/8
         December 31, 1993                 1/4                  1/8
         March 31, 1994                    3/8                  1/4
         June 30, 1994                     5/16                 1/4
         September 30, 1994                1/4                  1/8
         December 31, 1994                 1/4                  3/16
         March 31, 1995                    9/32                 1/8
         June 30, 1995                    19/32                 9/32
         September 30, 1995               15/32                19/32
         December 31, 1995               1 5/8                 15/16

         (b) The following table sets forth the approximate number of holders of record of Common Stock of the Company on December 31, 1995.

         Title of Class                               Number of Shareholders


         Common Stock, $.004 par value                          400

         Preferred Stock, $.001 par value                        1

         (c) No cash dividends have been declared on the Company's common stock for 1995, 1994 and 1993.

         (d) Cash dividends were declared and paid during 1995, 1994 and 1993, in the amount of $40,000, $50,000 and $50,000 respectively, on the Series C cumulative preferred stock.


ITEM 6.  SELECTED FINANCIAL INFORMATION
                                         Year Ended December 31,

                                 1995       1994        1993        1992
                             ----------------------------------------------
INCOME STATEMENT DATA:
  Net revenues               $6,429,231  $4,895,348  $5,045,859  $4,464,618
  Operating income              920,511     351,276     526,069     313,562
  Interest income
    (expense), net               13,380  (   29,869)  (  33,721) (   60,775)
  Net income                    848,891     301,407     475,348     241,787
  Net income per share (1)          .08         .03         .05         .02

BALANCE SHEET DATA:
  Working capital             2,087,687   1,506,332   1,400,198   1,204,886
  Total assets                2,920,465   2,178,284   2,314,660   2,186,944
  Deferred revenue               44,444      92,222     160,000     120,000
  Long-term liabilities               0           0     144,244     389,354
  Shareholders' equity        2,230,086   1,610,294   1,358,887     933,539


(1) Based on weighted average number of shares outstanding during the years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

    As of December 31, 1995, the Company's cash and cash equivalents totaled $1,082,003, compared to $301,472 at December 31, 1994 (an increase of 359%), and the Company's working capital totaled $2,087,687 on December 31, 1995, compared to $1,506,332 on December 31, 1994. The Company's increased cash position is due to cash provided by operating activities in 1995. As a result of improved liquidity in 1995, the Company was able to internally finance approximately $70,000 of property and equipment additions and paid the outstanding debt in full.

    The Company's working capital ratio improved from 4.17 at December 31, 1994 to 4.23 at December 31, 1995.

    At December 31, 1994, the Company had a line of credit with a Connecticut bank totaling $500,000. On August 1, 1995, this line was extended through August 1, 1996. Borrowings under the line bears interest at prime plus 1.5%. At December 31, 1995, there were no borrowings outstanding under this line.

    On July 27, 1994, the Company entered into a new four year licensing agreement with a major manufacturer of patient monitors, granting a nonexclusive license to use the Company's blood pressure technology for a specific application, and allowing the exchange of technical know-how. Under this agreement, the Company will receive $750,000 over the initial four year term, plus royalties. The manufacturer has the option to extend the license for an additional three year period upon payment of an additional $600,000 plus royalties over the extended term. This agreement replaces a prior licensing agreement with the manufacturer. License fees are being recognized on a straight line basis over the contract period.

    The Company believes that existing funds together with internally generated funds from 1996 operations and its existing line of credit arrangement will provide the Company with adequate liquidity and capital resources to meet its 1996 financial requirements.


Results of Operations

    1995 Compared to 1994

    The Company earned $849,000 ($.08 per common share) in 1995, compared to $301,000 ($.03 per common share) in 1994. The 1995 earnings performance was favorably impacted by incremental gross margin generated by higher sales volume and an increase in licensing fee revenues partially offset by additional sales support costs.

    The Company's revenues increased by 31 percent to approximately
$6,429,000 for 1995 compared to revenues of approximately $4,895,000 for the previous year. Sales of NIBP modules to Original Equipment Manufacturers ("OEM") who utilize the Company's technology in their systems, were responsible for approximately $862,000 of the growth in overall sales revenues. Sales of our blood pressure monitors were 33 percent higher than the same period in 1994. The Company expects continued improvement in overall sales next year.

    Total cost of product sales decreased as a percentage of net product sales from 49.5 percent to 45.9 percent when comparing the current year to 1994. The decrease in cost reflects an on-going quality and cost reduction efforts and a more profitable product mix.

    Research and development expenses increased by 21 percent during 1995 to approximately $405,000 compared to $335,000 for the same period of 1994, primarily due to development cost of new products.

    Selling, general and administrative expenses increased to approximately $2,272,000 for the year ended December 31, 1995 compared to the prior year of approximately $1,898,000, an increase of 20 percent. However, as a percentage of net revenues, 1995 decreased to 35 percent from 39 percent in 1994. The increase in expenses was primarily due to salaries and related expenses, legal fees for patent applications for new product and telemarketing expenses for various products.

    The Company's strong cash position enabled all outstanding debt to be paid in full and resulted in excess cash. The Company earned approximately $19,000 from various investment accounts.

    During 1995, the Company utilized approximately $874,000 of net operating loss carryforwards to reduce its provision for taxes for financial reporting purposes. The tax benefit associated with this utilization of net operating loss carryforwards was approximately $297,000 or $.03 per common share. As of December 31, 1995, the company has utilized substantially all of its net operating loss carryforwards.

    1994 Compared to 1993

    The Company earned $301,000 ($.03 per common share) in 1994, compared to $475,000 ($.05 per common share) in 1993. The 1994 earnings performance was impacted by softness in sales of certain of the Company's product lines partially offset by an increase in licensing fee revenues.

    The Company's revenues decreased from $5,045,859 in 1993 to $4,895,348 in 1994, a decrease of $150,511. The decrease in revenues reflects a decrease in international product sales attributed primarily to delays in shipments of non-invasive blood pressure modules and declines in domestic sales of disposable products due to increased competition. This decrease in product revenues was partially offset by an increase in licensing fee revenues from $40,000 in 1993 to $220,833 in 1994 as a result of a new licensing agreement.

    Cost of product sales increased as a percent of net product sales from 45 percent in 1993 to 49 percent in 1994. This increase mainly reflects under absorption of overhead expenses due to decreased sales and production.

    Selling, general and administrative expenses decreased to $1,898,039 in 1994 from $1,934,808 in 1993, a decrease of $36,769. The decrease is due primarily to a reduction in payroll costs beginning in the second quarter of 1994, and reimbursement of certain professional fees and expenses upon signing of the license agreement previously discussed.

    Net interest expense decreased in 1994 to $29,869 from $33,721 in 1993. The decrease was due to net debt principal reductions of approximately $130,500 during 1994.

    During 1994, the Company utilized approximately $290,000 of net operating loss carryforwards to reduce its provision for taxes for financial reporting purposes. The tax benefit associated with this utilization of net operating loss carryforwards was approximately $104,000 or $.01 per common share.


ITEM 8.  INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                     F-1

Balance Sheets - December 31, 1995 and 1994                  F-2 to F-3

Statements of Income for the Years Ended
  December 31, 1995, 1994 and 1993                           F-4

Statements of Shareholders' Equity for the
  Years Ended December 31, 1995, 1994 and 1993               F-5

Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993                           F-6 to F-7

Notes to Financial Statements                                F-8 to F-12

Schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to the section entitled "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 22, 1996, and filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

    Reference is made to the sections entitled "Compensation of Executive Officers" and "Election of Directors" in the Registrant's definitive proxy statements to be mailed to shareholders on or about April 22222996, and filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND STOCKHOLDERS

    Reference is made to the sections entitled "Principal Stockholders" and "Election of Directors" in the Registrant's definitive proxy statements to be mailed to shareholders on or about April 22, 1996, and filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On September 17, 1990, by agreement, the Company and Dr. Myron L. Cohen amended Dr. Cohen's employment contract and provided that he shall be employed as Executive Vice President of the Company until December 31, 1995 in accordance with the terms of the agreement. Compensation for 1995 is approximately $165,862. On January 1, 1996, the Company extended Dr. Myron L. Cohen's employment contract to December 31, 1996.

    In September of 1993, the Company entered into a three year employment agreement with Louis P. Scheps as President and Chief Executive Officer. Compensation is approximately $175,000 for 1995.

Deferred Revenue from Related Party

    In June 1989, the Company and a majority preferred shareholder, (the "Shareholder"), entered into an agreement, whereby the Shareholder agreed to fund $100,000 for the Company's purchase of certain components needed to establish an electrode manufacturing facility ("the System"). In exchange, the Company agreed to pay the Shareholder an amount equal to five percent of the net invoice price of all electrodes manufactured and sold by the Company using the System, during a period of five years.

    The System became fully operational and the five year period commenced on January 8, 1990. The agreement expired as of December 31, 1994, there fore there were no earning expenses relating to royalties during 1995. During 1994 and 1993, royalties earned by the shareholder to the agreement totaled $78,181 and $91,807, respectively. The Company recognized revenue on a straight-line basis over the agreement period ($20,000 per year). Net royalty expense was $58,181 and $71,807 during 1994 and 1993, respectively.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A) 1.The financial statements and schedules listed in the accompanying index to financial statements are filed as a part of this report.

         2.  See (a) 1 above.

         3.  (a)  Certificate of Incorporation of Registrant*

             (b)  By-Laws of Registrant*

* Incorporated by reference from the Exhibits filed in the Registrant's Prospectus, dated April 15, 1985, filed with the Securities and Exchange Commission.

    (B)  Reports on  Form 8-K
         None filed.

                         CAS MEDICAL SYSTEMS, INC.


                       INDEX TO FINANCIAL STATEMENTS







Report of Independent Public Accountants               F-1

Balance Sheets -- December 31, 1995 and 1994         F-2 to F-3

Statements of Income for the Years Ended
  December 31, 1995, 1994 and 1993                     F-4

Statements of Shareholders' Equity for the
  Years Ended December 31, 1995, 1994 and 1993         F-5

Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993                   F-6 to F-7

Notes to Financial Statements                        F-8 to F-12




Schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of CAS Medical Systems, Inc.:


We have audited the accompanying balance sheets of CAS Medical Systems, Inc. (a Delaware corporation) as of December 31, 1995 and 1994, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CAS Medical Systems, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                              ARTHUR ANDERSEN LLP


Stamford, Connecticut,
  January 23, 1996

                                    F-2
                         CAS MEDICAL SYSTEMS, INC.


                BALANCE SHEETS -- DECEMBER 31, 1995 AND 1994



ASSETS                                         1995        1994

CURRENT ASSETS:
  Cash and cash equivalents                   $1,082,003  $  301,472
  Accounts receivable, net of allowance for
    doubtful accounts of $28,819 and $14,600
    in 1995 and 1994, respectively               733,875     794,559
  Inventories (Note 3)                           843,304     810,988
  Other current assets                            74,440      75,081
                                              ----------  ----------
  Total current assets                         2,733,622   1,982,100
                                              ----------  ----------
PROPERTY AND EQUIPMENT (Note 2):
  Furniture and equipment                        837,175     768,036
  Leasehold improvements                          47,181      46,572
                                              ----------  ----------
                                                 884,356     814,608

  Less- accumulated depreciation                 705,712     635,623
                                              ----------  ----------
                                                 178,644     178,985
                                              ----------  ----------
Other assets, net of accumulated                   8,199      17,199
amortization
                                              ----------  ----------
Total assets                                  $2,920,465  $2,178,284
                                              __________  __________


The accompanying notes to financial statements are an integral part of these balance sheets.


                                    F-3
                         CAS MEDICAL SYSTEMS, INC.


                BALANCE SHEETS -- DECEMBER 31, 1995 AND 1994

                                (continued)
                                               1995        1994
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                          $  185,793    $150,928
  Accrued payroll                              179,570      32,587
  Accrued professional fees                     54,500      35,000
  Accrued warranty                              45,000      20,000
  Other accrued expenses                       181,072      92,842
  Payables to related party (Note 5)                 -     144,411
                                            ----------  ----------
Total current liabilities                      645,935     475,768
                                            ----------  ----------

DEFERRED REVENUE (Note 6)                       44,444      92,222

                                            ----------  ----------

SHAREHOLDERS' EQUITY (Notes 2, 7 and 8):
  Preferred stock, $.001 par value, 1,000,000
    shares authorized, stated at redemption
    value, Series C cumulative preferred
    stock, 3,000 and 5,000 shares issued and
    outstanding in 1995 and 1994,
    respectively                               300,000     500,000
  Common stock, $.004 par value per share,
    19,000,000 shares authorized, 9,279,479
    and 9,239,479 shares issued and
    outstanding in 1995 and 1994,
    respectively                                37,121      36,963
Additional paid-in capital                   2,675,466   2,664,723
Accumulated deficit                           (782,501) (1,591,392)
                                            ----------  ----------

Total shareholders' equity                   2,230,086   1,610,294
                                            ----------  ----------

Total liabilities and shareholders'
  equity                                    $2,920,465  $2,178,284
                                             _________   _________

The accompanying notes to financial statements are an integral part of these balance sheets.

                                    F-4
                         CAS MEDICAL SYSTEMS, INC.

                            STATEMENTS OF INCOME

            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                     1995        1994        1993

REVENUES:
  Net product sales             $6,163,848   $4,674,515   $5,005,859
  Licensing fees (Note 6)          265,383      220,833       40,000
                                ----------   ----------    ---------
                                 6,429,231    4,895,348    5,045,859
                                ----------   ----------    ---------
OPERATING EXPENSES:
  Cost of product sales          2,831,369    2,311,304    2,255,891
  Selling, general and
    administrative               2,272,329    1,898,039    1,934,808
  Research and development         405,022      334,729      329,091
                                ----------   ----------    ---------
Operating income                   920,511      351,276      526,069

INTEREST INCOME (EXPENSE), net      13,380      (29,869)     (33,721)
                                ----------    ----------   ---------
  Income before income taxes       933,891      321,407      492,348

PROVISION FOR INCOME TAXES          85,000       20,000       17,000
(Note 9)
                                ----------    ---------    ---------

Net income                      $  848,891   $  301,407   $  475,348
                                 _________    _________    _________

PER SHARE DATA:

Net income per common share     $      .08   $      .03   $      .05
(Note 2)                         _________    _________    _________

Weighted average number of
shares outstanding               9,858,916    9,239,785    9,362,508



The accompanying notes to financial statements are an integral part of these statements.

                                                 F-5

                                      CAS MEDICAL SYSTEMS, INC.

                                  STATEMENTS OF SHAREHOLDERS' EQUITY
                         FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                               Preferred Stock       Common Stock

                              ------------------  ------------------
Additional      Accumulated
                               Shares    Amount    Shares    Amount    Paid-In
Capital    Deficit
BALANCE, December 31, 1992     5,000    $500,000  9,239,479  $36,963
$2,664,723      $(2,268,147)

Net Income                         -           -          -        -
   -          475,348

Preferred Dividends                -           -          -        -
   -          (50,000)
                              ------    --------  ---------  -------
----------       ----------

BALANCE, December 31, 1993     5,000     500,000  9,239,479   36,963
2,664,723       (1,842,799)

  Net income                       -           -          -        -
   -          301,407

  Preferred dividends              -           -          -        -
   -          (50,000)
                              ------    --------  ---------  -------
----------       ----------
BALANCE, December 31, 1994     5,000     500,000  9,239,479   36,963
2,664,723       (1,591,392)

  Common stock issued              -           -     40,000      158
10,743                -


  Redemption of Preferred
    Stock                     (2,000)   (200,000)         -        -
   -                -

  Net income                       -           -          -        -
   -          848,891

  Preferred dividends
              (40,000)
                              ------     --------  ---------  -------
----------      -----------

BALANCE, December 31, 1995     3,000    $300,000  9,279,479  $37,121
$2,675,466      $  (782,501)
                              ______     _______  _________   ______
_________       __________

The accompanying notes to financial statements are an integral part of these statements.

                                    F-6
                         CAS MEDICAL SYSTEMS, INC.
                          STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                            1995       1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $  848,891  $  301,407  $  475,348
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
  Depreciation and amortization             79,089     104,683     107,001
  Loss on sale of equipment                      -       4,824           -
  Decrease (increase) in accounts
    receivable                              60,684     106,601    (160,060)
  (Increase) in inventory                  (32,316)    (19,204)    (36,195)
  Decrease (increase) in other
    current assets                             641      22,249     (75,904)
  Increase (decrease) in accounts
    payable and accrued expenses           314,578     (85,186)    (94,189)
  (Increase) in other assets                     -      (8,199)          -
  (Decrease) increase in deferred
    revenue                                (47,778)    (67,778)     40,000
                                         ---------   ---------   ---------
  Net cash provided by operating
    activities                           1,223,789     359,397     256,001
                                         ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Property and equipment expenditures      (69,748)    (35,109)   (139,427)
  Proceeds from sale of equipment                -         550           -
  Proceeds from sale of long-term
    investment                                   -           -       7,500
                                         ---------   ---------   ---------
  Net cash used in investing
    activities                             (69,748)    (34,559)   (131,927)
                                         ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayment under line of credit             -      (5,000)          -
  Preferred dividends                      (40,000)    (50,000)    (50,000)
  Repayment of debt to related
    parties                               (144,411)   (183,293)   (188,973)
  Repayment of debt to unrelated
    parties                                      -     (46,526)   (113,994)
  Proceeds from financing agreement              -           -      59,524
  Proceeds from issuance of common
    stock                                   10,901           -           -
  Redemption of shares of preferred
    stock                                 (200,000)          -           -
                                         ---------   ---------   ---------
  Net cash used in financing
    activities                            (373,510)   (284,819)   (293,443)
                                         ---------   ---------   ---------

                                    F-7
                         CAS MEDICAL SYSTEMS, INC.

                          STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                (Continued)



                                     1995       1994       1993

  Net increase (decrease) in cash
    and cash equivalents             780,531     40,019    (169,369)

CASH AND CASH EQUIVALENTS, at
  beginning of year                  301,472    261,453     430,822
                                   ---------  ---------   ---------

CASH AND CASH EQUIVALENTS, at end
  of year                         $1,082,003 $  301,472  $  261,453
                                   _________  _________   _________

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the year for
    interest                      $    5,458 $   31,510  $   70,092
  Cash paid during the year for
    taxes                             52,650     25,500       6,028


The accompanying notes to financial statements are an integral part of these statements.

                                    F-8
                         CAS MEDICAL SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1995

(1)  The Company:

     CAS Medical Systems, Inc. (the "Company") is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use in the healthcare and medical industry. These products are sold by the Company through its own sales force, via distributors and pursuant to original equipment manufacturer agreements internationally and in the United States. The Company's operations and manufacturing facilities are located in the United States. During 1995, 1994 and 1993, the Company had sales to one customer which in the aggregate accounted for approximately 12%, 13% and 13% of sales, respectively, and had export sales principally to Europe, including licensing fee revenues, of $2,155,748, $1,463,974 and $1,516,524, respectively.

(2)  Summary of Significant Accounting Policies:

     Property and Equipment-

     Property and equipment are stated at cost. Furniture and equipment are depreciated using the straight-line method based on the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized over the life of the lease.

     Revenue Recognition-

     Revenues from product sales are recognized upon passage of title, generally upon shipment. Revenues from licensing fees are recognized over the term of the agreement (see Note 6).

     Net Income per Common Share-

     Net income per common share has been computed by dividing net income available for common stock, after cumulative preferred dividends earned, by the weighted average number of common shares outstanding. Weighted average shares outstanding includes the common equivalent shares calculated for outstanding stock options and warrants under the treasury stock method.

     Use of Estimates-

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                    F-9
     Recently Issued Accounting Pronouncements-

     The Company does not believe any recently issued accounting standards will have a material impact on its financial condition or results of operations. The Company plans to continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"), beginning in 1996. Accordingly, the issuance of FAS 123 will not impact the Company's consolidated financial statements.

     Reclassifications-

     Certain reclassifications were made to prior year amounts to conform to current year presentation.

(3)  Inventories:

     Inventories include costs of materials, labor and manufacturing overhead.

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                         1995         1994

     Raw materials                     $505,159     $575,915
     Work in process                    160,215      112,782
     Finished goods                     177,930      122,291
                                       --------     --------
                                       $843,304     $810,988
                                       ________     ________

(4)  Debt:

     At December 31, 1995, the Company's line of credit arrangement allowed for maximum borrowings of $500,000, all of which was available. The line of credit arrangement expires on August 1, 1996, and bears interest at the prime rate (8.50% at December 31, 1995) plus 1.5%. During 1995, 1994 and 1993, the maximum month end borrowings outstanding under this line were $50,000, $200,000 and $115,000, the weighted average borrowings were approximately $4,167, $92,100 and $25,500, and the weighted average interest rates on amounts outstanding were 10.3%, 8.3% and 7.5%, respectively. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 20% of the line of credit ($100,000 at December 31, 1995).

(5)  Debt to Related Parties:

     During the fourth quarter of 1990, a majority preferred shareholder exchanged a 10% convertible note for a new term note which matured and was repaid in December 1995. The holder of the 10% term note was the Series C preferred shareholder and had a security interest in all tangible and intangible assets of the Company.

                                    F-10
     (6)  License Agreements:

     In June 1989, the Company and a majority preferred shareholder (the "Shareholder") entered into an agreement, whereby the Shareholder agreed to fund $100,000 for the Company to purchase certain components needed to establish an electrode manufacturing facility ("the System"). In exchange, the Company agreed to pay the Shareholder an amount equal to five percent of the net invoice price of all electrodes manufactured and sold by the Company using the System for a period of five years. The System became fully operational and the five year period commenced on January 8, 1990. The agreement expired as of December 31, 1994, and, accordingly, there were no related royalty revenues or expenses during 1995. During 1994 and 1993, royalties earned by the Shareholder pursuant to this agreement totaled $78,181 and $91,807, respectively. The Company recognized revenue on a straight-line basis over the agreement period ($20,000 per year), and, accordingly, net royalty expense was $58,181 and $71,807 during 1994 and 1993, respectively.

     On July 27, 1994, the Company entered into a four year licensing agreement with a major European manufacturer of medical equipment, canceling and superseding a prior licensing agreement with this customer. The agreement granted a nonexclusive license to use the Company's blood pressure technology for a specific application. As part of this agreement, the Company will receive $750,000 plus royalties over the initial four year term, of which $300,000 has been received through December 31, 1995. The manufacturer has the option to extend the license for an additional three year period upon payment of an additional $600,000 plus royalties over the extended term. License fees from this agreement and deferred revenue of $140,000 from the prior license agreement are being recognized on a straight line basis over the new contract period.

(7)  Capital Stock:

     Holders of the Series C cumulative preferred stock are entitled to a cumulative dividend, payable quarterly, at the annual rate of $10 per share. The Company has the right to redeem the preferred stock in whole or in part, at a price equal to $100 per share plus all accrued and unpaid dividends. On July 1, 1995, 2,000 shares of the Company's
     Series C preferred stock were redeemed at $100 per share plus all dividends accrued at that time. Upon redemption, the shares were retired and the Company filed with the State of Delaware a certificate of reduction of stated capital. No dividends may be paid on common stock unless all accumulated dividends have been paid on the Series C cumulative preferred stock. Dividends in the amount of $40,000, $50,000 and $50,000 were paid on these shares in 1995, 1994 and 1993, respectively.

     On January 17, 1996, the remaining 3,000 shares of the Company's Series C preferred stock were redeemed at $100 per share.

(8)  Employee Benefit Programs:  Stock Options-

     In December 1984, the Board of Directors and stockholders adopted an Employee Incentive Stock Option 1984 Plan (the "1984 Plan"). The exercise price for common stock issued under the 1984 Plan is to be no

                                    F-11
     less than the fair market value of the stock at the grant date of the options. Pursuant to the 1984 Plan, 750,000 shares of common stock have been reserved for employee (including officers and directors) purchase. An option granted under the 1984 Plan becomes exercisable in two equal annual installments, commencing one year from the date of the grant of the option. Options begin to expire between five and ten years from the date of grant, depending on the optionholder's percentage of ownership of the Company. In the event employment is terminated, the employee no longer has the right to exercise his or her options unless expressly permitted by the Board of Directors.

     In June 1994, the Board of Directors and stockholders adopted the 1994 Employees' Incentive Stock Option Plan (the "1994 Plan"). Pursuant to the 1994 Plan, 250,000 shares of common stock have been reserved for employee (including officers and directors) purchase. The 1994 Plan is the successor to the 1984 Plan and contains provisions which are similar to those of the 1984 Plan.

     Transactions in stock options under the Plans are summarized as follows:

                                                     Exercise Price
                                          Shares       per Option
     Outstanding at December 31, 1992    973,400   $.20   to  $.75
         Exercised                       (17,500)         .25
         Canceled                        (35,000)   .375  to   .75
                                        --------
     Outstanding at December 31, 1993    920,900   $.20   to  $.75
         Granted                         120,000          .31
         Canceled                        (50,000)         .275
                                        --------
     Outstanding at December 31, 1994    990,900   $.20   to  $.75
         Granted                          75,000          .82
         Canceled/Exercised              (85,000)   .25   to   .75
                                        --------
     Outstanding at December 31, 1995    980,900   $.20   to  $.82
                                        ________
     Exercisable at December 31, 1995    845,900   $.20   to  $.75
                                        ________

     In 1993, the Company granted a warrant to purchase 750,000 shares of common stock to an officer of the Company. The exercise price ($.31 per share) was equal to the fair market value of the stock at the grant date of the warrant. The warrant has no expiration date.

     Life Insurance-

     During 1995, 1994 and 1993, the Company paid life insurance premiums of approximately $10,000 for life insurance policies on the lives of two officers of the Company. The policies are in the face amounts of $1,000,000 and $650,000. The beneficiaries of $250,000 and $150,000, respectively, of the policies are designated by the insured. The Company is the beneficiary of the balance.

                                    F-12
     401(k) Plan-

     During 1992, the Company established a 401(k) benefit plan for its employees which generally allows participants to make contributions by salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis and discretionary contributions by the Company. The 1995 contribution was $28,166. The Company did not make discretionary contributions in 1994 or 1993.

     The Company does not provide other post-retirement benefits.

(9)  Income Taxes:

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which requires the recognition of deferred tax assets and liabilities for future tax consequences resulting from differences between the book and tax basis of existing assets and liabilities. In addition, SFAS 109 requires the recognition of future tax benefits of net operating loss carryforwards to the extent that realization of such benefit is more likely than not. This change in accounting had no significant effect on the Company's financial position or results of operations.

     The 1995, 1994 and 1993 provisions for income taxes of $85,000, $20,000 and $17,000, respectively, represent state income taxes and in 1994 and 1993 federal alternative minimum taxes, and are net of tax benefits of net operating loss carryforwards utilized in 1995, 1994 and 1993 of $874,000, $104,000, and $253,000, respectively. As of December 31,
     1995, the Company has utilized substantially all of its net operating loss carryforwards. The 1995 provision for income taxes includes deferred tax benefits of approximately $25,000 due to temporary differences related primarily to certain accruals not currently deductible for income tax purposes.

(10) Commitments and Contingencies:

     Employment Agreements-

     The Company is committed under employment agreements with certain officers aggregating $175,000 and which expire in 1996.

     Other Commitments-

     Minimum annual rentals under the Company's noncancelable lease agreement covering its principal office space, which expires on December 31, 1998 and includes escalations for real estate taxes, are as follows:

     1996                           $101,000
     1997                            104,000
     1998                            110,000
                                    --------
                                    $315,000
                                    ________

     Rent expense was approximately $102,000, $105,000 and $62,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CAS MEDICAL SYSTEMS, INC.
                                  (Registrant)


March 25, 1996                    Louis P. Scheps
Date                              Louis P. Scheps
                                  President and Chief Executive Officer
                                  and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 25, 1996                    Myron L. Cohen
Date                              Myron L. Cohen
                                  Executive Vice President


March 25, 1996                    Lawrence Burstein
Date                              Lawrence Burstein
                                  Director


March 25, 1996                    Stanley Josephson
Date                              Stanley Josephson
                                  Director


March 25, 1996                    Jerome Baron
Date                              Jerome Baron
                                  Director


March 25, 1996                    Jay Haft
Date                              Jay Haft
                                  Director


March 25, 1996                    Saul Milles
Date                              Saul Milles
                                  Director