Form 10-Q
period 1996-03-31
CAS MEDICAL SYSTEMS INC
filed 1996-04-29
CIK 764579

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

               Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934



                     For Quarter Ended March 31, 1996

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


Common Stock, $.004 par value:    9,288,279 shares as of March 31, 1996.

                                  PART I




ITEM 1.  FINANCIAL INFORMATION



     The condensed financial statements included herein have been prepared by CAS Medical Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1995.


     In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of March 31, 1996 and December 31, 1995 and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995 have been included.

                         CAS MEDICAL SYSTEMS, INC.

         BALANCE SHEETS AS OF MARCH 31, 1996 AND DECEMBER 31, 1995


                                        March 31, 1996     December 31, 1995
                                         (unaudited)           (audited)
ASSETS
Current Assets:
  Cash and cash equivalents                $  792,256          $1,082,003
  Accounts receivable, net of allowance
    for doubtful accounts                     836,021             733,875
  Inventory                                   758,123             843,304
  Other current assets                         39,971              74,440
                                           ----------           ---------
    Total current assets                    2,426,371           2,733,622
                                           ----------           ---------
Property and Equipment
  Furniture and equipment                     854,762             837,175
  Leasehold improvements                       47,181              47,181
                                           ----------           ---------
                                              901,943             884,356
  Less-Accumulated depreciation
    and amortization                          724,349             705,712
                                           ----------           ---------
                                              177,594             178,644
Other Assets, net of accumulated
  amortization                                  8,199               8,199
                                           ----------           ---------
Total assets                               $2,612,164          $2,920,465
                                           __________           _________


                         CAS MEDICAL SYSTEMS, INC.

         BALANCE SHEETS AS OF MARCH 31, 1996 AND DECEMBER 31, 1995



                                        March 31, 1996     December 31, 1995
                                         (unaudited)           (audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $  157,437            $185,793
  Accrued payroll                              19,054             179,570
  Accrued professional fees                    23,150              54,500
  Accrued warranty                             45,000              45,000
  Other accrued expenses                      151,842             181,072
                                           ----------            --------
    Total current liabilities                 396,483             645,935
                                           ----------            --------

Deferred revenues                              (5,001)             44,444

Shareholders' Equity:
  Common stock, $.004 par value per share,
   19,000,000 shares authorized, 9,288,279
   and 9,239,479 shares issued and outstand-
   ing in 1996 and 1995, respectively          37,153              37,121
  Preferred stock, $.001 par value,
   1,000,000 shares authorized, stated at
   redemption value, Series C cumulative
   preferred stock, zero and 3,000 shares
   issued and outstanding in 1996 and 1995,
   respectively                                     -             300,000
  Additional paid-in capital                2,677,633           2,675,466
  Accumulated deficit                      (  494,104)         (  782,501)
                                           ----------           ---------
  Total shareholders' equity                2,220,682           2,230,086
                                           ----------           ---------
Total liabilities and
    shareholders' equity                  $ 2,612,164          $2,920,465
                                           __________           _________

See Notes to Financial Statements


                        CAS MEDICAL SYSTEMS, INC.

                           STATEMENTS OF INCOME

                        FOR THE THREE MONTHS ENDED

                         MARCH 31, 1996 AND 1995

                                          (Unaudited)
                                       Three Months Ended
                                          March 31,
                                       1996        1995

REVENUES:
  Net product sales                 $1,674,106   $1,628,832
  Licensing fees                        82,309       64,465
                                     ---------    ---------
                                     1,756,415    1,693,297

OPERATING EXPENSES:
  Cost of product sales                788,959      755,257
  Selling, General administrative      510,777      641,787
  Research & development                93,126       96,493
                                     ---------    ---------
  Operating Income                     363,553      199,760
                                     ---------    ---------
INTEREST/INCOME (EXPENSE), Net           9,844      ( 3,307)
                                     ---------    ---------
  Income Before Income Taxes           373,397      196,453

PROVISION FOR INCOME TAXES              85,000       20,000
                                     ---------    ---------
  Net Income                           288,397      176,453
                                     _________    _________
PER SHARE DATA:

Net Income per Share:
  (Note 2)                          $      .03   $      .02
                                     _________    _________

Weighted Average Number
  of Shares Outstanding              9,288,279    9,239,479
                                     _________    _________

See Notes To Financial Statements

                             CAS MEDICAL SYSTEMS, INC.

                         STATEMENTS OF SHAREHOLDERS' EQUITY

                     FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                                          Additional
                      Common Stock     Preferred Stock     Paid-In
Accumulated
                     Shares  Amount    Shares  Amount      Capital
(Deficit)

Balance,

  December 31,
   1994 (Audited)   9,239,479 $36,963   5,000  $500,000   $2,664,723
$(1,591,392)

Net income for
  three months
176,453

Preferred Dividends
(12,500)
                    --------- -------   -----  --------   ----------
- ------------
Balance


 March 31, 1995

 (Unaudited)        9,239,479 $36,963   5,000  $500,000   $2,664,723
$(1,427,439)
                    _________ _______   _____  ________   __________
____________

                                                          Additional
                       Common Stock     Preferred Stock    Paid-In
Accumulated
                      Shares  Amount    Shares  Amount     Capital
(Deficit)
Balance,

  December 31,
   1995 (Audited)   9,279,479 $37,121   3,000  $300,000   $2,675,466   $(
782,501)

Net income for

  three months
288,397

Common stock issued     8,800      32

Redemption of

  Preferred stock                      (3,000) (300,000)
                    --------- -------   -----  --------   ----------
- ------------
Balance,
 March 31, 1996
 (Unaudited)        9,288,279 $37,153       0  $      0   $2,677,633   $(
494,104)
                    _________ _______   _____  ________   __________
____________

See Notes to Financial Statements

                         CAS MEDICAL SYSTEMS, INC.
                          STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                (Unaudited)
                                            Three Months Ended March 31,
                                                  1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $288,397      $ 176,453
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                18,637         16,525
    (Increase) Decrease in accounts
    receivable                                 (102,146)      (172,671)
    Decrease (Increase) in inventory             85,181        130,009
    Decrease in other current assets             34,469         23,796
    (Decrease) in accounts payable
      and accrued expenses                     (249,452)        33,796
    (Decrease) in deferred revenue             ( 49,445)      ( 49,444)
    Other                                             -          2,250
                                                _______        _______
    Net cash (used in) provided by operating
     activities                                  25,641        160,714

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures          ( 17,587)      (  1,298)
                                                _______        _______
    Net cash used in investing activities      ( 17,587)      (  1,298)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of notes payable                          -       ( 34,893)
  Preferred dividends                                 -       ( 12,500)
  Proceeds from issuance of common stock          2,199              -
  Redemption of shares of preferred stock      (300,000)             -
                                                _______        _______
  Net cash used in financing
    activities                                 (297,801)      ( 47,393)
  Net increase (decrease) in cash and
    cash equivalents                           (289,747)       112,023

CASH AND CASH EQUIVALENTS, at beginning
  of period                                   1,082,003        301,472
                                              _________        _______
CASH AND CASH EQUIVALENTS, at end of period  $  792,256       $413,495
                                              _________        _______

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest   $        0       $  3,390
  Cash paid during the period for income
    taxes                                    $  134,175       $ 23,950

See Notes to Financial Statements

                         CAS MEDICAL SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS

(1)  The Company:

     CAS Medical Systems, Inc., the ("Company"), was organized in 1984 primarily to serve neonatal and pediatric units in hospitals. Today, the Company is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use in the health care and medical industry. These products are sold by the Company through its own sales force via distributors and pursuant to Original Equipment Manufacturer agreements internationally and in the United States.

(2)  Summary of Significant Accounting Policies:

     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At March 31, 1996 and December 31, 1995, inventory consisted of the following:
                                    March 31,            December 31,
                                      1996                   1995

     Raw Material                    403,462                505,159
     Work-In-Process                 149,630                160,215
     Finished Inventory              205,031                177,930
                                    --------                -------

                                    $758,123               $843,304
                                    ________                _______
     Property and Equipment

     Property and equipment are stated at cost. Furniture and equipment are depreciated, using the straight-line method based on the estimated useful lines of the assets which range from two to five years. Leasehold improvements are amortized over the life of the lease.

     Net Income Per Share

     Net income per share has been computed by dividing net income available for common stock, after cumulative preferred dividends earned, by the weighted average number of common shares outstanding each period. Weighted average shares were 9,288,279 and 9,239,479 for the periods ended March 31, 1996 and 1995, respectively. Weighted average shares outstanding include the common equivalent shares calculated for the stock options under the treasury stock method.

     Reclassifications

     Certain reclassifications were made to prior year amounts to conform to current year presentation.

(3)  Income Taxes:

     On January 1, 1993, the Company adopted Statement of Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the Company to provide deferred taxes based on enacted tax rates which would apply in the period the taxes become payable, and to adjust deferred tax accounts for known changes in future tax rates. Deferred tax assets are subject to continuous valuation assessments based on several criteria including benefit realization periods, tax planning strategies and the results of operations.

     As of December 31, 1995, the Company has utilized substantially all its net operating loss carryforwards.

(4)  Debt

At March 31, 1996, the Company had a line of credit with a Connecticut bank totalling $500,000. Borrowing under the line bears interest at the prime rate plus 1.5%. At March 31, 1996 there were no borrowings outstanding under this line. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 20% of the line of credit.

(5)  Long Term Payables to Related Parties:

The 10% note payable due December 1, 1995 was paid in full on May 1, 1995.

(6) License Agreement:

On July 27, 1994, the company entered into a four year licensing agreement with a major European manufacturer of medical equipment, canceling and superseding a prior licensing agreement with the customer. The agreement granted a non-exclusive license to use the company's blood pressure technology for a special application. As part of the agreement, the Company will receive $750,000 plus royalties over the initial four year term, of which $300,000 has been received through March 31, 1996. The manufacturer has the option to extend the license for an additional three year period upon payment of an additional $600,000 plus royalties over the extended term. License fees from the agreement are being recognized on a straight line basis over the contract period.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Liquidity and Capital Resources

    As of March 31, 1996, the Company's cash and cash equivalents totaled $792,256 compared to $1,082,003 at December 31, 1995, and the Company's working capital totaled $2,029,888 on March 31, 1996, compared to $2,087,687 on December 31, 1995. The company's decreased cash position is due to the redemption of the remaining 3,000 shares of the Company's Series C preferred stock at $100 per share.

     At March 31, 1996, The Company had a line of credit with a Connecticut bank totalling $500,000. Borrowing under the line bears interest at the prime rate plus 1.5%.

    The Company believes that cash generated from operations and its bank line of credit will be sufficient to meet the Company's short-term liquidity needs.

    Results of Operations

    The Company's revenues for the three month period ended March 31, 1996 were approximately $1,756,000 as compared to revenues of approximately $1,693,000 for the comparable period in the prior year, an increase of $63,000 or 4 percent. The increase in revenues reflects a growth in disposable product by 17 percent for the domestic market and a decline in international sales by 16 percent, primarily due to a rescheduling of deliveries of non-invasive blood pressure monitors and modules.

    The cost of product sales increased as a percent of net product sales from 1995 to 1996 from 46 percent to 47 percent, reflecting the effects of a less profitable product mix.

     Selling, general and administrative expenses decreased to approximately $511,000 for the three month period ended March 31, 1996 from approximately $642,000 in 1995, a decrease of $131,000. This decrease is due mainly to a reduction in payroll related cost during the first quarter of 1996.

     The provision for income taxes of $85,000 and $20,000 for the three month period ended March 31, 1996 and 1995, respectively, represents state income taxes and federal alternative minimum taxes for 1995 and total taxes for 1996. As of December 31, 1995, the Company has utilized substantially all of its net operating loss carryforwards.

     These factors and licensing revenues resulted in net income of $288,000 for the first quarter of 1996, as compared to net income of $176,000 for the comparable period in the prior year.

                                  PART II

ITEM 3  EXHIBITS AND REPORTS

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


                             CAS MEDICAL SYSTEMS, INC.
                             (Registrant)



April 24, 1996               Louis P. Scheps
Date                         Louis P. Scheps
                             President and Chief Executive Officer
                             and Chief Financial Officer