Form 10-Q
period 1996-06-30
CAS MEDICAL SYSTEMS INC
filed 1996-08-09
CIK 764579

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934



                     For Quarter Ended June 30, 1996

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


Common Stock, $.004 par value:    9,311,779 shares as of June 30, 1996.

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


     In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of June 30, 1996, and the results of its operations and its cash flows for the three months and six months ended June 30, 1996 and 1995 have been included.

                         CAS MEDICAL SYSTEMS, INC.

                               BALANCE SHEETS
                                (Unaudited)
(Amounts in thousands, except per share data)
                                         June 30, 1996     December 31, 1995

ASSETS
Current Assets:
  Cash and cash equivalents                $1,046,334          $1,082,003
  Accounts receivable, net of allowance
    for doubtful accounts                     821,516             733,875
  Inventory                                   820,433             843,304
  Other current assets                         17,834              74,440
                                           ----------           ---------
    Total current assets                    2,706,117           2,733,622
                                           ----------           ---------
Property and Equipment
  Furniture and equipment                     865,193             837,175
  Leasehold improvements                       47,181              47,181
                                          -----------           ---------
                                              912,374             884,356
  Less-Accumulated depreciation
    and amortization                          742,297             705,712
                                          -----------           ---------
                                              170,077             178,644
Other Assets, net of accumulated
  amortization                                 62,644               8,199
                                           ----------           ---------
Total assets                               $2,938,838          $2,920,465
                                           __________           _________

                         CAS MEDICAL SYSTEMS, INC.

                               BALANCE SHEETS
                                (Unaudited)
(Amounts in thousands, except per share data)
                                         June 30, 1996     December 31, 1995

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $   261,572           $185,793
  Accrued payroll                               19,497            179,570
  Accrued professional fees                     32,729             54,500
  Accrued warranty                              45,000             45,000
  Other accrued expenses                       160,556            181,072
  Deferred revenues                                  -             44,444
                                            ----------           --------
    Total current liabilities                  519,354            690,379
                                            ----------           --------

Shareholders' Equity:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized, stated at
   redemption value, Series C cumulative
   preferred stock, zero and 3,000 shares
   issued and outstanding in 1996 and
   1995, respectively.                               -            300,000
  Common stock, $.004 par value per share,
   19,000,000 shares authorized, 9,311,779
   and 9,279,479 shares issued and outstand-
   ing in 1996 and 1995, respectively           37,247             37,121

  Additional paid-in capital                 2,684,479          2,675,466
  Accumulated deficit                         (302,242)        (  782,501)
                                            ----------          ---------
  Total shareholders' equity                 2,419,484          2,230,086
                                            ----------          ---------
Total liabilities and
    shareholders' equity                  $  2,938,838         $2,920,465
                                            __________          _________

See Notes to Financial Statements


                             CAS MEDICAL SYSTEMS, INC.

                                STATEMENTS OF INCOME

                     FOR THE SIX MONTHS AND THREE MONTHS ENDED

                               JUNE 30, 1996 AND 1995
                                    (Unaudited)

(Amounts in thousands, except per share data)
                                         (Unaudited)                (Unaudited)

                                       Six Months Ended         Three Months
Ended
                                           June 30,                  June 30,

                                       1996        1995          1996
1995
                                       ________________
________________
REVENUES:
  Net product sales                 $3,319,420  $3,240,890    $1,645,314
$1,612,058
  Licensing fees                       153,199     138,099        70,890
73,634
                                     ---------    ---------    ---------
- ---------
                                     3,472,619   3,378,989    $1,716,204
1,685,692

OPERATING EXPENSES:
  Cost of product sales              1,481,633   1,479,711       692,674
724,454
  Selling, general & administrative  1,019,531   1,213,471       508,754
571,684
  Research & development               205,070     195,327       111,944
98,834
                                     ---------   ---------     ---------
- ---------

  Operating Income                     766,385     490,480       402,832
290,720
                                     ---------   ----------    ---------
- ---------
INTEREST INCOME (Expense)              18,874     ( 2,032)        9,030
1,275
                                     ---------   ---------     ---------
- ---------
  Income Before Income

    Taxes                              785,259     488,448       411,862
291,995

PROVISION FOR INCOME TAXES             305,000      50,000       220,000
30,000
                                     ---------   ---------     ---------
- ---------
  Net Income                        $  480,259  $  438,448    $  191,862 $
261,995
                                     _________   _________     _________
_________
PER SHARE DATA:

Net Income per Share:
  (Note 2)                          $      .05  $      .04    $      .02
 .03
                                     _________   _________     _________
_________

Weighted Average Number
  of Shares Outstanding             10,467,043   9,310,454    10,477,042
9,637,785
                                    __________   _________    __________
_________

See Notes To Financial Statements


                              CAS MEDICAL SYSTEMS, INC.

                          STATEMENTS OF SHAREHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                                          Additional
                      Common Stock     Preferred Stock     Paid-In
Accumulated
                     Shares  Amount    Shares  Amount      Capital
(Deficit)
                     ______________    _______________    __________
___________
Balance,
  December 31,
   1994 (Audited)   9,239,479 $36,963   5,000  $500,000   $2,664,723
$(1,591,392)

Net income for
  six months                -       -       -         -            -
438,448

Preferred Dividends         -       -       -         -            -    (
25,000)

                    --------- -------   -----  --------   ----------
- ------------
Balance
 June 30, 1995      9,239,479 $36,963   5,000  $500,000   $2,664,723
$(1,177,944)
 (Unaudited)        _________ _______   ______ ________   __________
___________

                                                          Additional
                       Common Stock     Preferred Stock    Paid-In
Accumulated
                      Shares  Amount    Shares  Amount     Capital
(Deficit)
                      ______________    _______________   __________
___________
Balance,
  December 31,
   1995 (Audited)   9,279,479 $37,121   3,000  $300,000   $2,675,466   $(
782,501)

Net income for
  six months                -       -       -         -            -
480,259

Common stock issued    32,300     126       -         -        9,013
 -

Redemption of
 preferred stock         -          -  (3,000) (300,000)           -
 -

                    --------- -------   -----  --------   ----------
- ------------
Balance
 June 30, 1996      9,311,779 $37,247       -  $      -   $2,684,479   $
(302,242)
 (Unaudited)        _________ _______   _____  ________   __________
____________

See Notes to Financial Statements

                          CAS MEDICAL SYSTEMS, INC.

                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (Unaudited)
(Amounts in thousands)
                                               Six Months Ended June 30,
                                                  1996           1995
                                               ___________    __________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $ 480,259     $ 438,448
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                 36,585        32,659
    (Increase) Decrease in accounts
    receivable                                   (87,641)     ( 14,720)
    Increase in inventory                         22,871      ( 39,562)
    Decrease in other current assets              56,606        54,618
    Increase (decrease) in accounts payable
      and accrued expenses                      (126,581)      150,821
    Decrease in deferred revenue                ( 44,444)     ( 92,222)
    Other                                       ( 54,445)        4,499
                                                 _______       _______
    Net cash (used in) provided by operating
     activities                                  283,210       534,541
                                                 _______       _______
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures           ( 28,018)     ( 36,906)
                                                 _______       _______
    Net cash used in investing activities       ( 28,018)     ( 36,906)
                                                 _______       _______
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock           9,139             -
  Repayment of notes payable                           -      (144,411)
  Preferred dividends                                  -      ( 25,000)
  Redemption of shares of preferred stock       (300,000)            -
                                                 _______       _______
  Net cash used in financing activities         (290,861)     (169,411)
                                                 _______       _______
  Net increase (decrease) in cash and
    cash equivalents                            ( 35,669)      328,224

CASH AND CASH EQUIVALENTS, at beginning
  of period                                    1,082,003       301,472
                                               _________       _______

CASH AND CASH EQUIVALENTS, at end of period   $1,046,334      $629,696
                                               _________       _______
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest      $    163      $  5,002
  Cash paid during the period for income taxes  $202,400      $ 43,338

See Notes to Financial Statements

                      CAS MEDICAL SYSTEMS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 1996
Note 1.  The Company:

     CAS Medical Systems, Inc., (the Company), was organized in 1984 primarily to serve neonatal and pediatric units in hospitals. Today, the Company is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use in the health care and medical industry. These products are sold by the Company through its own sales force, via distributors and pursuant to original equipment manufacturer agreements internationally and in the United States.

Note 2.  Summary of Significant Accounting Policies:

     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At June 30, 1996 and December 31, 1995, inventory consisted of the following:
                                    June 30,             December 31,
                                      1996                   1995

     Raw Material                  $509,578                $505,159
     Work-In-Process                104,041                 160,215
     Finished Inventory             206,814                 177,930
                                    -------                 -------

                                   $820,433                $843,304
                                    _______                 _______
     Property and Equipment

     Property and equipment are stated at cost. Furniture and equipment are depreciated, using the straight-line method over the estimated useful lives of the assets which range from two to five years. Leasehold improvements are amortized over the life of the lease.

     Net Income Per Share

     Net income per share has been computed by dividing net income available for common stock, after cumulative preferred dividends earned, by the weighted average number of common shares outstanding each period. Weighted average shares outstanding include the common equivalent shares calculated for the stock options under the treasury stock method.

     Reclassifications

     Certain reclassifications were made to prior year amounts to conform the current year presentation.

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


Note 4.  Debt:

At June 30, 1996, the Company had a line of credit with a Connecticut bank totalling $500,000. Borrowings under the line of credit bear interest at the prime rate plus 1.5%. At June 30, 1996 there were no borrowings outstanding under this line. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 20% of the line of credit.


Note 5.  License Agreement:

On July 1994, the Company entered into a four year licensing agreement with a major European manufacturer of medical equipment, canceling and superseding a prior licensing agreement with the customer. The agreement granted a non-exclusive license to use the company's blood pressure technology for a special application. As part of the agreement, the Company will receive $750,000 plus royalties over the initial four year term, of which $300,000 has been received through June 30, 1996. The manufacturer has the option to extend the license for an additional three year period upon payment of an additional $600,000 plus royalties over the extended term. License fees from the agreeement are being recognized on a straight line basis over the contract period.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
        RESULTS OF OPERATIONS

    Liquidity and Capital Resources

    At June 30, 1996, the Company's cash and cash equivalents totalled $1,046,324 compared to $1,082,003 at December 31, 1995. The Company's working capital totaled $2,186,763 on June 30, 1996, compared to $2,043,243 on December 31, 1995. The Company's decreased cash position is due primarily to the redemption of the remaining 3,000 shares of the Company's Series C preferred stock at $100 per share, partially offset by increased earnings for the first six months of 1996.

    As of June 30, 1996, the Company had unused line of credit with a Connecticut bank totalling $500,000. Borrowings under the line bears interest at the prime plus 1.5%.

     The Company believes that cash generated from operations and its bank line of credit will be sufficient to meet the Company's short-term liquidity needs.

    Results of Operations

    The Company's revenues for the three month period ended June 30, 1996 were $1,716,000 as compared to $1,686,000 for the comparable period in the prior year. Revenues for the six month period ended June 30, 1996 reached a record of $3,473,000, an increase of 3 percent over $3,379,000 for the comparable period of 1995. The increase for 1996 is due primarily to OEM sales of non-invasive blood pressure modules and Klear-Trace disposable products.

     Total cost of product sales decreased as a percent of net product sales from 45.7 percent in 1995 to 44.6 percent in 1996. This decrease in cost reflects a more profitable product mix and manufacturing cost reductions.

     Selling, general and administrative expenses decreased to approximately $1,020,000 for the period ended June 30, 1996 from approximately $1,213,000 in 1995, a decrease of $193,000. This decrease is due mainly to a reduction of payroll related cost beginning in the first quarter of 1996.

     The provision for income taxes of $305,000 and $50,000 for the six month period ended June 30, 1996 and 1995, respectively, represents state income taxes and federal alternative minimum taxes for 1995 and total taxes for 1996. As of December 31, 1995, the Company has utilized substantially all of its net operating loss carryforwards.

     These factors and licensing revenues resulted in net income of $480,000 for the period ended June 30, 1996, as compared to net income of $438,000 for the comparable period in the prior year.

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


                                CAS MEDICAL SYSTEMS, INC.
                                Registrant



August 2, 1996                  Louis P. Scheps
Date                            Louis P. Scheps
                                President and Chief Executive Officer
                                and Chief Financial Officer