Form 10-K/A
period 1995-12-31
CAS MEDICAL SYSTEMS INC
filed 1996-09-16
CIK 764579

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

ELECTION OF DIRECTORS

    Seven Directors are to be elected at the Meeting to serve for a term of one year or until their respective successors are duly elected and qualify. The shares represented by the proxies will be voted in favor of the election as Directors of the persons named below unless authority to do so is withheld. If any nominee is not a candidate for election at the Meeting, an event which the Board of Directors does not anticipate, the proxies will be voted for a substitute nominee and the others named below.

Louis P. Scheps - Director since 1990
    Mr. Scheps, 64, was appointed President and CEO of the Company in September of 1990. He had held the position of Director of Manufacturing since 1986. Prior thereto, Mr. Scheps was employed by Posi-Seal International as Vice President from 1969 to 1985. Mr. Scheps received his engineering degree from Purdue University and his business education from the GE Management Program.

Myron L. Cohen, Ph.D. - Director since 1984
    Dr. Cohen, 62, founder of the Company, has been involved in developing and marketing medical products for over 20 years. Dr. Cohen was Director of Research and Development for the Hospital Products Division of Chesebrough-Pond's Inc. from 1978 to 1983. From 1966 through 1978, Dr. Cohen was Professor of Mechanical Engineering at Stevens Institute of Technology and was co-founder and director of the Institute's Medical Engineering Laboratory.
    Dr. Cohen was awarded the Humboldt Prize by the Federal Republic of Germany for his work in biomedical engineering. He has lectured throughout the European Economic Community countries on problems in technology and medicine.

Stanley D. Josephson -  Director since 1984
    Mr. Josephson, 66, is an attorney in private practice in Branford, Connecticut. Mr. Josephson is a graduate of New York University Law School and specializes in corporate development law and international marketing. He is a member of the Board of Directors and is General Counsel to several privately held companies.

Lawrence S. Burstein - Director since 1985
     Mr. Burstein, 53, has been an officer, director and stockholder of Trinity Capital Corporation since October 1982. Mr. Burstein is a director of four other public companies, THQ, Inc., a manufacturer of video game cartridges and toys, The MNI Group, Inc., a company that markets specially formulated medical foods, U.S. Communications, Inc., a company engaged in the activation of wireless products and Trinity Americas, Inc. Mr. Burstein is President of Trinity Americas, Inc., which is engaged in the acquisition of other companies.

Jerome S. Baron - Director since 1986
     Mr. Baron, 69, has been in the securities industry since 1944. He was a Vice President in the International Department at Loeb Rhoades & Company, a Partner at Andreson & Company, and Chairman and Chief Executive Officer of Foster Securities, Inc., which he founded in 1974. In 1977, Foster Securities merged with Brean Murray Securities Inc. Mr. Baron manages individual portfolios, oversees compliance, and is a member of the Investment Advisory Board for BMI Capital Corp., the firm's investment management affiliate. He is a Director of USC Corporation, a public cellular telephone software company and Haulbowline Ltd., a private offshore company. He attended Kings Point Merchant Marine
Academy and Pace University.

Jay M. Haft - Director since 1991
     Mr. Haft, 60, has been engaged in the practice of law for more than ten years and is counsel to the firm of Parker Duryee Rosoff & Haft. Mr. Haft is a director of six other public companies, Viragen, Inc., a medical products company, Noise Cancellation Technologies, Inc., a company engaged in the design of noise suppression equipment, Extech, Inc., a company engaged in hotel management and other businesses, Robotic Vision Systems, Inc., a manufacturer of testing systems for semiconductor equipment, ORYX Technology, Inc., a company manufacturing and developing power controls and test products, and Nova Technology, Inc., a company engaged in the development of a hospital bed and patient transport system. He is currently acting CEO of Noise
Cancellation Technologies, Inc. Mr. Haft received a B.A. and a LL.B.
from Yale University.

Saul S. Milles, M.D. -  Director since 1991
     Dr. Milles, 65, is a Medical Director for Corporate Medical Operations of the General Electric Corporation headquartered in Fairfield, Connecticut since 1984. He has been actively involved in issues related to medical screening, employing the handicapped, employee assistance program design and assessment, and the development of policies related to smoking abatement and the control of substance abuse. He has served as an advisor to the Congress of the United States, Office of Technology Assessment on screening tests and their ethical and socioeconomic implications. Dr. Milles attended Cornell University and received his M.D. degree from the University of Rochester and received specialty training in Internal medicine and Gastroenterology at Yale Medical Center. He is also currently Clinical Associate Professor of Medicine at Yale Medical School.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth information concerning the compensation during the last three fiscal years of the executive officers of the Company
(hereinafter referred to collectively as the named executive officers).

                             SUMMARY COMPENSATION TABLE
                                                                    Long

                                             All     Rest-          Term
All
                                           Annual   ricted          Incen-
Other
                                           Compen-  Stock            tive
Compen-
                          Salary   Bonus   sation   Awards    SARs  Payouts
sation
Principal Position  Year    ($)     ($)     ($)      ($)      (#)     ($)
($)

Louis P. Scheps     1995  175,000  40,000      0      0           0    0
1,700
  President         1994  150,000       0      0      0           0    0
1,318
  and CEO           1993  133,333  22,500      0      0     750,000    0
1,015
Myron L. Cohen      1995  165,862  10,000  5,000      0           0    0
2,695
  Executive Vice    1994  150,645       0  5,000      0           0    0
2,000
  President         1993  136,950   7,500  5,000      0           0    0
1,325

No warrants/options/SARs were granted in 1995.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND STOCKHOLDERS

STOCK OWNERSHIP

Stock Ownership of Certain Beneficial Owners

     The following table sets forth information as to the beneficial ownership of each person known to the Company to own more than 5% of the outstanding Common Stock as of May 3, 1996:

Name and Address of
Beneficial Owner or               Amount and Nature of           Percentage
Identity of Group               Beneficial Ownership (1)          of Class

Estate of Garry Evans                 500,000                        5.3%
Weybridge, Surrey
United Kingdom

Venture Capital Associates, Ltd.      980,575                       10.5%
c/o Jay M. Haft
529 Fifth Avenue
New York, NY 10022

Haulbowline Ltd.                    1,832,000                       19.7%
c/o The Bank of Bermuda Limited
6 Front Street
PO Box HM 1020
Hamilton HMDX, Bermuda

Stock Ownership of Directors and Executive Officers

     The following table reflects shares of Common Stock beneficially owned
(or deemed to be beneficially owned pursuant to the rules of the Securities and Exchange Commission) as of May 3, 1996 by each director of the Company, each of the executive officers named in the Summary Compensation Table included elsewhere herein and the current directors and executive officers of the Company as a group:
                               Amount and Nature of              Percentage
Name                         Beneficial Ownership (1)             of Class

Louis P. Scheps                  1,333,325 (2)                      14.3%
Myron L. Cohen, Ph.D.              940,453                          10.1%
Stanley D. Josephson               167,484 (3)                       1.8%
Lawrence S. Burstein               463,563 (4)                       4.9%
Jerome Baron                     2,054,500 (5)                      22.1%
Jay M. Haft                      1,071,575 (6)                      11.5%
Saul S. Milles, M.D.                60,000 (7)                       0.6%
All officers and directors
 as a group (7 persons)          6,090,900                          65.6%




(1) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as otherwise indicated, the persons named herein have sole voting and dispositive power with respect to the shares beneficially owned.
(2)  Includes options to purchase 900,000 shares.
(3)  Includes options to purchase 75,000 shares.
(4) Includes options to purchase in the aggregate 150,000 shares; 185,000 shares owned by Trinity Capital Corporation Pension Trust, of which a director is a trustee and a beneficiary; 9,375 shares owned, directly and indirectly, by a family member.
(5) Includes options to purchase 200,000 shares; also includes 1,832,000 shares owned by Haulbowline Ltd., as to which shares Mr. Baron has voting and dispositive power.
(6) Includes options to purchase 60,000 shares; also includes 980,575 shares owned by Venture Capital Associates, Ltd., a limited partnership of which the general partner is a corporation in which Mr. Haft is a controlling shareholder.
(7)  Includes options to purchase 60,000 shares.



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


