Form 10-Q
period 1996-09-30
CAS MEDICAL SYSTEMS INC
filed 1996-11-08
CIK 764579

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

                  For Quarter Ended September 30, 1996

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

Common Stock, $.004 par value:  9,329,279 shares as of September 30, 1996.

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


     In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of September 30, 1996 and December 31, 1995 and the results of its operations and its cash flows for the three months and nine months ended September 30, 1996 and 1995 have been included.

                         CAS MEDICAL SYSTEMS, INC.

                               BALANCE SHEETS
                                (Unaudited)
(Amounts in thousands, except per share data)
                                    September 30, 1996     December 31, 1995

ASSETS
Current Assets:
  Cash and cash equivalents                $1,510,281          $1,082,003
  Accounts receivable, net of allowance
    for doubtful accounts                     688,740             733,875
  Inventory                                   794,318             843,304
  Other current assets                        142,829              74,440
                                           ----------           ---------
    Total current assets                    3,136,168           2,733,622
                                           ----------           ---------
Property and Equipment
  Furniture and equipment                     890,838             837,175
  Leasehold improvements                       47,181              47,181
                                          -----------           ---------
                                              938,019             884,356
  Less-Accumulated depreciation
    and amortization                          761,828             705,712
                                          -----------           ---------
                                              176,191             178,644
Other Assets, net of accumulated
  amortization                                  8,199               8,199
                                           ----------           ---------
Total assets                               $3,320,558          $2,920,465
                                           __________           _________

See Notes to Financial Statements

                         CAS MEDICAL SYSTEMS, INC.

                               BALANCE SHEETS
                                (Unaudited)
(Amounts in thousands, except per share data)
                                    September 30, 1996     December 31, 1995

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $   364,751           $185,793
  Accrued payroll                               28,256            179,570
  Accrued professional fees                     52,479             54,500
  Accrued warranty                              45,000             45,000
  Other accrued expenses                       165,814            181,072
  Deferred revenues                                  -             44,444
                                            ----------           --------
    Total current liabilities                  656,300            690,379
                                            ----------           --------

Shareholders' Equity:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized, stated at
   redemption value, Series C cumulative
   preferred stock, zero and 3,000 shares
   issued and outstanding in 1996 and
   1995, respectively                                -            300,000
  Common stock, $.004 par value per share
   19,000,000 shares authorized, 9,329,279
   and 9,279,479 shares issued and out-
   standing in 1996 and 1995, respectively      37,317             37,121

  Additional paid-in capital                 2,697,364          2,675,466
  Accumulated deficit                       (   70,423)        (  782,501)
                                            ----------          ---------
  Total shareholders' equity                 2,664,258          2,230,086
                                            ----------          ---------
Total liabilities and
    shareholders' equity                  $  3,320,558         $2,920,465
                                            __________          _________

See Notes to Financial Statements


                             CAS MEDICAL SYSTEMS, INC.

                                STATEMENTS OF INCOME

                     FOR THE NINE MONTHS AND THREE MONTHS ENDED

                            SEPTEMBER 30, 1996 AND 1995
                                    (Unaudited)

(Amounts in thousands, except per share data)
                                         (Unaudited)                (Unaudited)

                                      Nine Months Ended         Three Months
Ended
                                        September 30,              September
30,
                                       1996        1995          1996
1995
                                       ________________
________________
REVENUES:
  Net product sales                 $4,945,177  $4,678,997    $1,625,757
$1,438,107
  Licensing fees                       211,844     203,263        58,645
65,164
                                     ---------    ---------    ---------
---------
                                     5,157,021   4,882,260    $1,684,402
1,503,271

OPERATING EXPENSES:
  Cost of product sales              2,166,722   2,139,136       685,089
659,425
  Selling, general & administrative  1,542,416   1,735,227       522,885
521,756
  Research & development               314,534     296,521       109,464
101,194
                                     ---------   ---------     ---------
---------

  Operating Income                   1,133,349     711,376       366,964
220,896
                                     ---------   ----------    ---------
---------
INTEREST, Income                        28,729       2,749         9,855
4,781
                                     ---------   ---------     ---------
---------
  Income Before Income Taxes         1,162,078     714,125       376,819
225,677

PROVISION FOR INCOME TAXES             450,000      70,000       145,000
20,000
                                     ---------   ---------     ---------
---------
  Net Income                        $  712,078  $  644,125    $  231,819 $
205,677
                                     _________   _________     _________
_________
PER SHARE DATA:

Net Income per Share:
  (Note 2)                          $     0.07  $     0.06    $     0.02
0.02
                                     _________   _________     _________
_________

Weighted Average Number
  of Shares Outstanding             10,322,468   9,649,512    10,216,441
10,005,967
                                     _________   _________    __________
_________

See Notes To Financial Statements

                              CAS MEDICAL SYSTEMS, INC.

                          STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                          Additional
                      Common Stock     Preferred Stock     Paid-In
Accumulated
                     Shares  Amount    Shares  Amount      Capital
(Deficit)
                     ______________    _______________    __________
___________
Balance,
  December 31,
   1994 (Audited)   9,239,479 $36,963   5,000  $500,000   $2,664,723
$(1,591,392)

Net income for
  nine months               -       -       -         -            -
644,125

Preferred Dividends         -       -       -         -            -    (
32,500)

Additional common
  stock issued         30,000     120       -         -        7,683
 -

Redeem preferred
  shares                    -     (2)  (2,000) (200,000)           -
 -
                    --------- -------   -----  --------   ----------
------------
Balance
 September 30, 1995
  (Unaudited)       9,269,479 $37,081   3,000  $300,000   $2,672,406   $(
979,767)
                    _________ _______   ______ ________   __________
___________
                                                          Additional
                       Common Stock     Preferred Stock    Paid-In
Accumulated
                      Shares  Amount    Shares  Amount     Capital
(Deficit)
                      ______________    _______________   __________
___________
Balance,
  December 31,
   1995 (Audited)   9,279,479 $37,121   3,000  $300,000   $2,675,466   $(
782,501)

Net income for
  nine months               -       -       -         -            -
712,078

Additional common
  stock issued         49,800     196       -         -       21,898
 -

Redemption of
  Preferred Shares          -       -  (3,000) (300,000)           -
 -
                    --------- -------   -----  --------   ----------
------------
Balance
 September 30,
  1996              9,329,279 $37,317       -  $      -   $2,697,364   $(
70,423)
 (Unaudited)        _________ _______   _____  ________   __________
____________

See Notes to Financial Statements

                          CAS MEDICAL SYSTEMS, INC.

                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (Unaudited)
(Amounts in thousands)
                                            Nine Months Ended September 30,
                                                  1996           1995
                                               ___________    __________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $ 712,078     $ 644,125
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                 56,116        51,775
    Decrease in accounts receivable               45,135        16,119
    Decrease in inventory                         48,986        21,532
    (Increase) Decrease in other current
     assets                                     ( 68,389)       56,063
    Increase in accounts payable
     and accrued expenses                         10,365       142,766
    Increase (Decrease) in deferred revenue     ( 44,444)        1,667
    Increase, Other                                    -         6,750
                                                 _______       _______
    Net cash provided by operating activities    759,847       940,797
                                                 _______       _______
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures           ( 53,663)     ( 42,279)
                                                 _______       _______
    Net cash used in investing activities       ( 53,663)     ( 42,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock          22,094         7,801
  Repayment of notes payable                           -      (144,411)
  Preferred dividends                                  -      ( 32,500)
  Redemption of shares of preferred stock       (300,000)     (200,000)
                                                 _______       _______
  Net cash used in financing activities         (277,906)     (369,110)
                                                 _______       _______
  Net increase in cash and cash equivalents      428,278       529,408

CASH AND CASH EQUIVALENTS, at beginning
  of period                                    1,082,003       301,472
                                               _________       _______

CASH AND CASH EQUIVALENTS, at end of period   $1,510,281      $830,880
                                               _________       _______
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest      $  1,093      $  8,206
  Cash paid during the period for income taxes  $281,025      $ 37,625

See Notes to Financial Statements

                      CAS MEDICAL SYSTEMS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1996
Note 1.  The Company:

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

Note 2.  Summary of Significant Accounting Policies:

     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At September 30, 1996 and December 31, 1995, inventory consisted of the following:
                                  September 30,          December 31,
                                      1996                   1995

     Raw Material                  $477,299                $505,159
     Work-In-Process                159,218                 160,215
     Finished Inventory             157,801                 177,930
                                    -------                 -------

                                   $794,318                $843,304
                                    _______                 _______
     Property and Equipment

     Property and equipment are stated at cost. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets which range from two to five years. Leasehold improvements are amortized over the life of the lease.

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

Note 4.  Debt:

At September 30, 1996, the Company had a line of credit with a Connecticut bank totalling $500,000. Borrowings under the line of credit bear interest at the prime rate plus 1.5%. At September 30, 1996, there were no borrowings outstanding under this line. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 20% of the line of credit.

Note 5.  License Agreement:

     On July 27, 1994, the Company entered into a four year licensing agreement with a major European manufacturer of medical equipment, canceling and superseding a prior licensing agreement with the customer. The agreement granted a non-exclusive license to use the company's blood pressure technology for a special application. As part of the agreement, the Company will receive $750,000 plus royalties over the initial four year term, of which $300,000 has been received through September 30, 1996. The manufacturer has the option to extend the license for an additional three year period upon payment of an additional $600,000 plus royalties over the extended term. License fees from the agreement are being recognized on a straight line basis over the contract period.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Liquidity and Capital Resources

    At September 30, 1996, the Company's cash and cash equivalents totalled $1,510,000 compared to $1,082,000 at December 31, 1995. The Company's working capital totalled $2,376,000 on September 30, 1996, compared to $2,043,000 on December 31, 1995. The Company's increased cash position is due to earnings for the first nine months of 1996, partially offset by the redemption of the remaining 3,000 shares of the Company's Series C preferred stock at $100 per share.

    At September 30, 1996, the Company had a line of credit with a Connecticut bank totalling $500,000. Borrowing under the line bears interest at the prime rate plus 1.5%.

     The Company believes that cash generated from operations and its bank line of credit will be sufficient to meet the Company's short-term liquidity needs.


    Results of Operations

     Net income for the nine month period ended September 30, 1996 was $712,000 or $0.07 per share, compared to $644,000 or $0.06 per share for the same period of 1995. Net income for the third quarter of the current year was $232,000 or $0.02 per share, compared to $206,000 or $0.02 per share reported for the third quarter of 1995. 1996 results for both the nine month period and the third quarter include provision for income taxes of $450,000 and $145,000, compared to $70,000 and $20,000 for 1995, respectively. As of December 31, 1995, the Company has utilized substantially all of its operating loss carryforwards.

     The company's revenues for the three month period ended September 30, 1996 were approximately $1,684,000 as compared to approximately $1,503,000 for the comparable period in the prior year. Revenues for the nine month period ended September 30, 1996 reached a record of approximately $5,157,000, an increase of 6 percent over approximately $4,882,000 for the comparable period of 1995. The increase in 1996 is due primarily to NIBP modules of Original Equipment Manufacturers ("OEM") and Klear-Trace disposable products.

     Total cost of product sales decreased as a perentage of net product sales from 1995 to 1996 from 45.7 percent to 43.8 percent, respectively. This decrease in cost reflects a more profitable product mix and manufacturing cost reductions.

     Selling, general and administrative expenses decreased to approximately $1,542,000 for the period ended September 30, 1996 from approximately $1,735,000 in 1995, a decrease of $193,000. This decrease is due mainly to a reduction of payroll related cost beginning in the first quarter of 1996.

     The Company currently invests its excess cash in low-risk short term interest bearing instruments. During the nine month period ended September 30, 1996, the Company earned approximately $29,000 of interest income from its short term investment, compared to approximately $3,000 for the same period of 1995.

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


                                CAS MEDICAL SYSTEMS, INC.
                                Registrant



October 15, 1996                Louis P. Scheps
Date                            Louis P. Scheps
                                President and Chief Executive Officer
                                and Chief Financial Officer