Form 10KSB
period 1996-12-31
CAS MEDICAL SYSTEMS INC
filed 1997-03-27
CIK 764579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                For the Fiscal Year Ended December 31, 1996
                      Commission File Number 2-96271-B

                            CAS MEDICAL SYSTEMS, INC.
              (Name of Small Business Issuer as specified in its charter)
                 Delaware                              06-1123096
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

          21 Business Park Drive
          Branford, Connecticut                           06405
 (Address of principal executive offices)               (Zip code)

       Issuer's telephone number, including area code: (203) 488-6056 Securities registered under Section 12(b) of the Exchange Act:
                                    None

       Securities registered under Section 12(g) of the Exchange Act:
                             Title_of_Each_Class
                                   Units
                       Common Stock, $.004 par value
                      Preferred Stock $.001 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1996 was based upon the last sale price of such stock on that date as reported by the NASDAQ SmallCapSM Market was 7,162,996. The number of shares of the Registrant's common Stock outstanding as of December 31, 1996 was 9,279,47

                    DOCUMENTS INCORPORATED BY REFERENCE:
Portions of registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 11, 1997 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, registrant's Proxy Statement shall not be deemed to be part of this Form 10-KSB.

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

Sales and Marketing

The Company conducts its sales in the domestic hospital market by means of exclusive distributors managed by full time sales managers. Sales to emergency medical services are managed nationwide by a full time sales manager. OEM sales and international sales are conducted by personnel located within the Company.

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

                  Financial Information Relating to Sales
                          Year Ended December 31,

                               1996        1995         1994

    Domestic Sales         $4,816,108   $4,273,483   $3,431,374
    Export (Including
      Licensing Revenues)   2,371,007    2,155,748    1,463,974
                            _________    _________    _________

                           $7,187,115   $6,429,231   $4,895,348
                            _________    _________    _________

Competition

The Company competes in the hospital market where there are many suppliers with greater financial and personnel resources which sells a broad line of commodity products and have a dedicated selling capability. The Company's products are targeted to the neonatal and pediatric intensive care units segment of the hospital market. The Company has been supplying competitively priced, uniquely designed products responsive to this segment in which no major company currently focuses its total effort.

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

Customers

During 1996, 1995 and 1994, the Company had sales to one customer which in the aggregate accounted for approximately 13%, 12% and 13% of sales, respectively.

Research and Development

In 1996, 1995 and 1994, the Company spent approximately $396,000, $405,000 and $335,000, respectively, on activities relating to the development of new products and the improvement of existing products.

The Company is building on its base of non-invasive blood pressure technology by developing a family of next-generation patient-monitoring equipment.

Employees

As of December 31, 1996, the Company had 46 employees of whom 44 were full-time. The Company has no collective bargaining agreements and believes that relations with its employees are good. The Company maintains employee benefit plans providing for disability income, life insurance, dental and medical and hospitalization coverage. The Company sponsors a 401(K) benefit plan for its employees which generally allows participants to make contributions by salary deductions up to allowable internal revenue service limits on tax-deferred basis and discretionary contributions by the Company. The Company did make discretionary contributions in 1996.

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

Manufacturing and Quality Assurance

The Company assembles its products at its facility in Branford, Connecticut. The various components for the products, which include plastic sheeting, plastic moldings, wire, semi-conductor circuits, electronic and pneumatic components and power supplies are obtained from outside vendors. The Company does not anticipate any difficulties in obtaining the components necessary to manufacture its products.

Quality control procedures are performed by the Company at its facility and occasionally at its suppliers' facilities to standards set forth in the "Good Manufacturing Practices". These procedures include the inspection of components and full testing of finished goods. The Company has a controlled clean environment where the final assembly of single-patient-use products is conducted.

ISO 9001

In September 1996, the quality system at CAS was certified to ISO 9001/EN 46001 by the accredited notified body, BSI Inc. This certification recognizes CAS for its achievement in implementing and maintaining a world class quality system and prepares CAS for the use of the "CE" mark. The CE mark will be required in 1998 for medical devices to gain access to the European Union common market.

The FDA, recognizing the value of a universally accepted quality system, has patterened its new version of the Good Manufacturing Practices after ISO 9001.
 CAS is poised to easily adopt the new regulations which are set to become mandatory in June 1997.

Backlog

The Company's practice is to ship its products upon receipt of a customer's order or pursuant to customer-requested ship dates. On December 31, 1996, the Company had a backlog of orders from customers for products with requested ship dates in 1997 totaling approximately $434,000, deliverable throughout 1997, as compared to $880,000 as of December 31, 1995. During the first quarter of 1997, the Company will fulfill approximately $228,000 of this backlog.

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

ITEM 2.  PROPERTIES

The Company has leased new facilities, which expires on December 31, 1998, comprising approximately 17,500 square feet of office, laboratory and assembly space, including a controlled clean environment, located at 21 Business Park Drive, Branford, Connecticut 06405. Minimum annual rentals under the Company's lease agreement are:

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

(a) The Common Stock of the Company is traded in the over-the-counter market, commonly referred to as the "pink sheets". The following table shows the high and low bid quotations for the Company's Common Stock for each quarterly period for the last three years. These prices reflect inter-dealer prices and may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

         Period Ended                     High                  Low

         March 31, 1995                    9/32                 1/8
         June 30, 1995                    19/32                 9/32
         September 30, 1995               15/32                19/32
         December 31, 1995               1 5/8                 15/16
         March 31, 1996                  1 1/4                1 1/16
         June 30, 1996                   1 1/2                1 1/4
         September 30, 1996               15/16                 7/8
         December 31, 1996                 7/8                  3/4

         (b) The following table sets forth the approximate number of holders of record of Common Stock of the Company on December 31, 1996.

         Title of Class                               Number of Shareholders


         Common Stock, $.004 par value                          400

         Preferred Stock, $.001 par value                        0

         (c) No cash dividends have been declared on the Company's common stock for 1996, 1995 and 1994.

         (d) On January 1, 1996 and July 1, 1995 3,000 shares and 2,000 shares, respectively of the Company's Series C preferred stock were redeemed at $100 per share plus all dividends. Dividends in the amount of $40,000 and $50,000 were paid on these shares in 1995 and 1994, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

    As of December 31, 1996, the Company's cash and cash equivalents totaled $1,606,979, compared to $1,082,003 at December 31, 1995 (an increase of 49%), and the Company's working capital totaled $2,663,685 on December 31, 1996, compared to $2,087,287 on December 31, 1995. The Company's increased cash position is due to cash provided by operating activities in 1996. As a result of improved liquidity in 1996, the Company was able to internally finance approximately $84,000 of property and equipment additions and paid its outstanding debt in full.

    The Company's working capital ratio decreased from 4.23 at December 31, 1995 to 3.98 at December 31, 1996.

    At December 31, 1996, the Company had a line of credit with a Connecticut bank totaling $500,000 which expires August 1, 1997. Borrowings under the line bear interest at prime plus 1.0%. At December 31, 1996, there were no borrowings outstanding under this line.

    On July 27, 1994, the Company entered into a new four year licensing agreement with a major European manufacturer of patient monitors, granting a nonexclusive license to use the Company's blood pressure technology for a specific application, and allowing the exchange of technical know-how. During February 1997, the Company amended the original licensing agreement through the year 2000. As part of this agreement, the Company will receive license fees of $1,500,000 plus royalties, of which $650,000 has been received through December 31, 1996. The manufacturer has the option to extend the license to the year 2006 and only be liable for royalties. License fees are being recognized on a straight line basis over the contract period.

    The Company believes that existing funds together with internally generated funds from 1997 operations and its existing line of credit arrangement will provide the Company with adequate liquidity and capital resources to meet its 1997 financial requirements.

Results of Operations

    1996 Compared to 1995

    The Company earned $905,714 ($.09 per common share) in 1996, compared to $848,891 ($.08 per common share) in 1995. The 1996 earnings performance was favorably impacted by incremental gross margin generated by higher sales volume and an increase in licensing fee revenues.

    The Company's revenues for the year ended December 31, 1996 were approximately $7,187,000 and exceeded the comparable period in 1995 by approximately $758,000. Sales of non-invasive blood pressure modules to Original Equipment Manufacturers ("OEM") who utilize the Company's technology in their systems and Klear-Trace disposable products, were primarily responsible for the growth in overall sales revenues.

    Total cost of product sales decreased as a percentage of net product sales from 45.9 percent to 43.7 percent when comparing 1996 to 1995. The decrease in cost reflects an on-going quality and cost reduction efforts and a more profitable product mix.

    Selling, general and administrative expenses were approximately $2,273,000 for the year ended December 31, 1995 and 1996. However, as a percentage of net revenues, 1996 decreased to 31.6 percent from 35.3 percent in 1995.

    The Company's strong cash position enabled all outstanding debt to be paid in full and resulted in excess cash. The Company earned approximately $37,000 in 1996 from various investment accounts.

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

ITEM 7.  INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                     F-1

Balance Sheets - December 31, 1996 and 1995                  F-2 to F-3

Statements of Income for the Years Ended
  December 31, 1996, 1995 and 1994                           F-4

Statements of Shareholders' Equity for the
  Years Ended December 31, 1996, 1995 and 1994               F-5

Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994                           F-6 to F-7

Notes to Financial Statements                                F-8 to F-13

    Schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Reference is made to the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 28, 1997 and filed with the Securities and Exchange Commission.

ITEM 10.  EXECUTIVE COMPENSATION

    Reference is made to the sections entitled "Compensation of Executive Officers" and "Election of Directors" in the Registrant's definitive proxy statements to be mailed to shareholders on or about April 28, 1997, and filed with the Securities and Exchange Commission.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the sections entitled "Principal Stockholders" and "Election of Directors" in the Registrant's definitive proxy statements to be mailed to shareholders on or about April 28, 1997, and filed with the Securities and Exchange Commission.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On September 17, 1990, by agreement, the Company and Dr. Myron L. Cohen amended Dr. Cohen's employment contract and provided that he shall be employed as Executive Vice President of the Company until December 31, 1995 in accordance with the terms of the agreement. On January 1, 1996, the Company extended Dr. Myron L. Cohen's employment contract to December 31, 1997. Compensation for 1996 is approximately $85,000.

    In September of 1996, the Company entered into a two year employment agreement with Louis P. Scheps as President and Chief Executive Officer. On September 1, 1996, the Company extended Mr. Scheps' employment contract to August 31, 1998. Compensation is approximately $178,000 for 1996.

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

    The System became fully operational and the five year period commenced on January 8, 1990. The agreement expired as of December 31, 1994, there fore there were no earning expenses relating to royalties during 1996 or 1995. During 1994 royalties earned by the shareholder to the agreement totaled $78,181. The Company recognized revenue on a straight-line basis over the agreement period ($20,000 per year). Net royalty expenses were $58,181 during 1994.


                                  PART IV

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

    (A)  1.  (a)  Certificate of Incorporation of Registrant*

             (b)  By-Laws of Registrant*

         2.  Financial Data Schedule

* Incorporated by reference from the Exhibits filed in the Registrant's Registration Statement dated April 15, 1985, filed with the Securities and Exchange Commission.

    (B)  Reports on  Form 8-K
         None filed.

                    CAS MEDICAL SYSTEMS, INC.


                  INDEX TO FINANCIAL STATEMENTS





                                                             Page


Report of Independent Public Accountants                      F-1

Balance Sheets -- December 31, 1996 and 1995               F-2 to F-3

Statements of Income for the Years Ended December 31,         F-4
  1996, 1995 and 1994

Statements of Shareholders' Equity for the Years Ended        F-5
  December 31, 1996, 1995 and 1994

Statements of Cash Flows for the Years Ended December
  31, 1996, 1995 and 1994                                  F-6 to F-7

Notes to Financial Statements                              F-8 to F-13




Schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of CAS Medical Systems, Inc.:


We have audited the accompanying balance sheets of CAS Medical Systems, Inc. (a Delaware corporation) as of December 31, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CAS Medical Systems, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                        ARTHUR ANDERSEN LLP

Stamford, Connecticut,
  January 21, 1997

                                    F-2
                         CAS MEDICAL SYSTEMS, INC.

                BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995



                  ASSETS                          1996         1995
CURRENT ASSETS:
  Cash and cash equivalents                    $1,606,979   $1,082,003
  Accounts receivable, net of allowance for
    doubtful accounts of $26,125 and $28,819
    in 1996 and 1995, respectively              1,112,517      733,875
  Inventories (Note 3)                            759,762      843,304
  Deferred tax asset                              112,000       25,000
  Other current assets                             78,229       74,440

  Total current assets                          3,669,487    2,758,222

PROPERTY AND EQUIPMENT (Note 2):
Furniture and equipment                           921,509      837,175
Leasehold improvements                             47,181       47,181

                                                  968,690      884,356

Less-accumulated depreciation                     782,680      705,712

                                                  186,010      178,644

Other assets                                        8,199        8,199

  Total Assets                                 $3,863,696   $2,945,465



The accompanying notes to financial statements are an integral part of these statements


                                    F-3
                         CAS MEDICAL SYSTEMS, INC.

                BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995

                                 (continued)


LIABILITIES AND SHAREHOLDERS' EQUITY                 1996         1995
CURRENT LIABILITIES:
  Accounts payable                               $  206,644    $  164,341
  Income taxes payable                              317,623        21,452
  Accrued payroll                                   255,880       179,570
  Accrued professional fees                          67,729        54,500
  Accrued warranty                                   45,000        45,000
  Other accrued expenses                            112,926       206,072

  Total current liabilities                       1,005,802       670,935

DEFERRED REVENUE (Note 5)                                 -        44,444

SHAREHOLDERS' EQUITY (Notes 2, 6 and 7):
  Preferred stock, $.001 par value, 1,000,000
    shares authorized, stated at redemption
    value, Series C cumulative preferred stock,
    0 and 3,000 shares issued and outstanding
    in 1996 and 1995, respectively                        -       300,000
  Common stock, $.004 par value per share,
    19,000,000 shares authorized, 9,329,277 and
    9,279,477 shares issued and outstanding in
    1996 and 1995, respectively                      37,317        37,118
  Additional paid-in capital                      2,697,364     2,675,469
  Retained earnings (deficit)                       123,213      (782,501)

  Total shareholders' equity                      2,857,894     2,230,086

  Total liabilities and shareholders' equity     $3,863,696    $2,945,465


The accompanying notes to financial statements are an integral part of these statements.

                                    F-4
                         CAS MEDICAL SYSTEMS, INC.
                            STATEMENTS OF INCOME

            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                           1996        1995        1994
REVENUES:
  Net product sales                    $6,910,827  $6,163,848  $4,674,515
  Licensing fees (Note 5)                 276,288     265,383     220,833

                                        7,187,115   6,429,231   4,895,348

OPERATING EXPENSES:
  Cost of product sales                 3,019,282   2,831,369   2,311,304
  Selling, general and administrative   2,272,602   2,272,329   1,898,039
  Research and development                396,234     405,022     334,729

  Operating income                      1,498,997     920,511     351,276

INTEREST INCOME (EXPENSE), net             36,717      13,380     (29,869)

  Income before income taxes            1,535,714     933,891     321,407

PROVISION FOR INCOME TAXES (Note 8)       630,000      85,000      20,000

  Net income                           $  905,714  $  848,891  $  301,407
                                        ---------    --------    --------
PER SHARE DATA:

  Net income per common share (Note 2) $      .09  $      .08  $      .03
                                        ---------   ---------   ---------

  Weighted average number of
    common shares outstanding           10,254,265  9,858,916   9,239,785
                                        __________  _________   _________


The accompanying nots to financial statements are an integral part of these statements

                                                  F-5
                                       CAS MEDICAL SYSTEMS, INC.
                                   STATEMENTS OF SHAREHOLDERS' EQUITY

                          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 Preferred Stock          Common Stock
Additional      Retained
                                ----------------        ------------------
Paid-In        Earnings/
                                Shares     Amount       Shares      Amount
Capital        (Deficit)
                                ______    ________      ______      ______
__________      _________
BALANCE, December 31, 1993      5,000     $500,000    9,239,477    $36,958
$2,664,728    $(1,842,799)

  Net income                        -            -            -          -
       -        301,407
  Preferred dividends               -            -            -          -
       -        (50,000)
                               ------      -------    ---------     ------
---------     ----------

BALANCE, December 31, 1994      5,000      500,000    9,239,477     36,958
2,664,728     (1,591,392)

  Common stock issued               -            -       40,000        160
  10,741              -
  Redemption of Preferred
   Stock                       (2,000)    (200,000)           -          -
       -              -
  Net income                        -            -            -          -
       -        848,891
  Preferred dividends               -            -            -          -
       -        (40,000)
                               ------      -------    ---------     ------
----------     ----------

BALANCE, December 31, 1995      3,000      300,000    9,279,477     37,118
2,675,469        (782,501)

  Common stock issued              -             -       49,800        199
 21,895               -
  Redemption of Preferred
   Stock                      (3,000)     (300,000)           -          -
      -               -
  Net income                       -             -            -          -
      -         905,714
                               ------      -------    ---------     ------
---------      ----------

BALANCE, December 31, 1996            -          -    9,329,277    $37,317
$2,697,364      $  123,213

The accompanying notes to financial statements are an integral part of these statements

                                    F-6
                         CAS MEDICAL SYSTEMS, INC.

                          STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                               1996        1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $905,714     848,891    301,407
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization                  76,968      79,089    104,683
Loss on sale of equipment                           -           -      4,824
(Increase) decrease in accounts receivable   (378,642)     60,684    106,601
(Increase) decrease in inventory               83,542     (32,316)   (19,204)
Increase in deferred tax asset                (87,000)    (25,000)         -
(Increase) decrease in other current assets    (3,789)        641     22,249
Increase (decrease) in accounts
  payable and accrued expenses                334,867     339,578    (85,186)
Increase in other assets                            -           -     (8,199)
Decrease in deferred revenue                  (44,444)    (47,778)   (67,778)
                                              -------   ---------    -------
  Net cash provided by operating activities   887,216   1,223,789    359,397
                                              -------   ---------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures         (84,334)    (69,748)   (35,109)
  Proceeds from sale of equipment                   -           -        550
    Net cash used in investing activities     (84,334)    (69,748)   (34,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayment under line of credit                -           -     (5,000)
  Preferred dividends                               -     (40,000)   (50,000)
  Repayment of debt to related parties              -    (144,411)  (183,293)
  Repayment of debt to unrelated                    -           -    (46,526)
  Proceeds from issuance of common stock       22,094      10,901          -
  Redemption of shares of preferred stock    (300,000)   (200,000)         -
                                              -------     -------    -------
    Net cash used in financing activities    (277,906)   (373,510)  (284,819)
                                              -------     -------    -------
    Net increase in cash and cash
      equivalents                             524,976     780,531     40,019

CASH AND CASH EQUIVALENTS, beginning of
  year                                      1,082,003     301,472    261,453

CASH AND CASH EQUIVALENTS, end of year     $1,606,979  $1,082,003  $ 301,472
                                            ---------   ---------    -------

                                    F-7
                         CAS MEDICAL SYSTEMS, INC.

                          STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                (Continued)

                                              1996        1995        1994
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:

  Cash paid during the year for interest        1,555       5,458     31,510

  Cash paid during the year for taxes      $  424,175  $   52,650  $  25,500











The accompanying notes to financial statements are an integral part of these statements

                                    F-8
                         CAS MEDICAL SYSTEMS, INC.

                       NOTES TO FINANCIAL STATEMENTS

                             DECEMBER 31, 1996




(1)   The Company:

      CAS Medical Systems, Inc. (the "Company") is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use in the healthcare and medical industry. These products are sold by the Company through its own sales force, via distributors and pursuant to original equipment manufacturer agreements internationally and in the United States. The Company's operations and manufacturing facilities are located in the United States. During 1996, 1995 and 1994, the Company had sales to one customer which in the aggregate accounted for approximately 13%, 12% and 13% of sales, respectively, and had export sales principally to Europe, including licensing fee revenues, of $2,371,007, $2,155,748 and $1,463,974, respectively.

(2)Summary of Significant Accounting Policies:

      Property and Equipment-

      Property and equipment are stated at cost. Furniture and equipment are depreciated using the straight-line method based on the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized over the life of the lease.

      Revenue Recognition-

      Revenues from product sales are recognized upon passage of title, generally upon shipment. Revenues from licensing fees are recognized over the term of the agreement (see Note 5).

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

                                    F-9
      Use of Estimates-

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

(3)   Inventories:

      Inventories include costs of materials, labor and manufacturing overhead.

      Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                             1996     1996

           Raw materials                 $472,761   $505,159
           Work in process                135,955    160,215
           Finished goods                 151,046    177,930
                                          _______    _______
                                         $759,762   $843,304
(4)   Debt:

      At December 31, 1996, the Company's line of credit arrangement allowed for maximum borrowings of $500,000, all of which was available. The line of credit arrangement expires on August 1, 1997 and bears interest at the prime rate (8.25% at December 31, 1996) plus 1%. During 1996, 1995 and 1994, the maximum month end borrowings outstanding under this line were $100,000, $50,000 and $200,000, the weighted average borrowings were $8,333, $4,167 and $92,100, and the weighted average interest rates on amounts outstanding were 9.52%, 10.3% and 8.3%, respectively. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 20% of the line of credit ($100,000 at December 31, 1996).

(5)   License Agreements:

      On July 27, 1994, the Company entered into a four year licensing agreement (subsequently amended through the year 2000) with a major European manufacturer of medical equipment, canceling and superseding a prior licensing agreement with this company. The agreement granted a nonexclusive license to use the Company's blood pressure technology for a specific application. As part of this agreement, the Company will receive $1,500,000 plus royalties through the year 2000, of which $650,000 has been received through December 31, 1996. The manufacturer has the option to extend the license to 2006. License fees from thisagreement and deferred revenue of $140,000 from the prior license agreement are being recognized over the new contract period.

   In June 1989, the Company and a majority preferred shareholder (the "Shareholder") entered into an agreement, whereby the Shareholder agreed to fund $100,000 for the Company to purchase certain components needed to establish an electrode manufacturing facility ("the System"). In exchange, the Company agreed to pay the Shareholder an amount equal to five percent of the net invoice price of all electrodes manufactured and sold by the Company using the System for a period of five years. The System became fully operational and the five year period commenced on January 8, 1990. The agreement expired as of December 31, 1994, and, accordingly, there were no related royalty revenues or expenses during 1996 or 1995. During 1994 , royalties earned by the Shareholder pursuant to this agreement totaled $78,181. The Company recognized revenue on a straight-line basis over the agreement period ($20,000 per year), and, accordingly, net royalty expense was $58,181 during 1994.

(6)Capital Stock:

   Holders of the Series C cumulative preferred stock were entitled to a cumulative dividend, payable quarterly, at the annual rate of $10 per share. On July 1, 1995, 2,000 shares of the Company's Series C preferred stock were redeemed at $100 per share plus dividends accrued. On January 17, 1996, the remaining 3,000 shares of the Company's Series C preferred stock were redeemed at $100 per share plus accrued dividends. Preferred dividends of $40,000 and $50,000 were paid on these shares in 1995 and 1994, respectively. No dividends may be paid on common stock unless all accumulated dividends have been paid on the Series C cumulative preferred stock.

(7)Employee Benefit Programs:

   Stock Options-

   In December 1984, the Board of Directors and stockholders adopted an Employee Incentive Stock Option 1984 Plan (the "1984 Plan"). The exercise price for common stock issued under the 1984 Plan is to be no less than the fair market value of the stock at the grant date of the options.
   Pursuant to the 1984 Plan, 750,000 shares of common stock     have been
   reserved for employee (including officers and directors) purchase. An option granted under the 1984 Plan becomes exercisable in two equal annual installments, commencing one year from the date of the grant of the option. Options begin to expire between five and ten years from the date
   of grant, depending on the optionholder's    percentage of ownership of
   the Company. In the event employment is terminated, the employee no longer has the right to exercise his or her options unless expressly permitted by the Board of Directors.

   In June 1994, the Board of Directors and stockholders adopted the 1994 Employees' Incentive Stock Option Plan (the "1994 Plan"). Pursuant to the 1994 Plan, 250,000 shares of common stock have been reserved for employee (including officers and directors) purchase. The 1994 Plan is the successor to the 1984 Plan and contains provisions which are similar to those of the 1984 Plan.

   Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. Accordingly, had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                1996      1995

     Net income:              As reported     $905,714  $848,891
                              Pro Forma        782,890   833,891
     Primary and Fully
        Diluted EPS           As reported          .09      .08
                              Pro Forma            .08      .08

   Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   In 1993, the Company granted a warrant to purchase 750,000 shares of common stock to an officer of the Company. The exercise price ($.31 per share) was equal to the fair market value of the stock at the grant date of the warrant. The warrant has no expiration date.

                                     F-11 continued


   A summary of the Company's stock option plans at December 31, 1996, 1995 and 1994 and changes during the years then ended is presented in the table and narrative below:

                                 Weighted              Weighted
Weighted
                                 Average               Average
Average
                                 Exercise              Exercise
Exercise
                        Shares    Price       Shares    Price       Shares
Price
   Outstanding at
   Beginning of year    980,900    $.49       990,900    $.48       920,900
$.49
   Granted              256,500     .96        75,000     .52       120,000
 .31
   Exercised           ( 39,800)    .29      ( 40.000)    .27             -
   -
   Cancelled           ( 17,500)    .31      ( 45,000)    .44      ( 50,000)
 .25
                      _________               _______               _______
   Outstanding at
   end of year        1,180,100    $.58       980,900    $.49       990,900
$.48

   Exercisable at
   end of year        1,105,100               895,900               870,900



   495,600 of the 1,180,100 options outstanding at December 31, 1996 have exercise prices between $.25 and $.375, with a weighted average exercise price of $.34 and a weighted average remaining contractual life of 5.3 years. All of these options are exercisable. 659,500 of the 1,180,100 options outstanding have exercise prices between $.625 and $.93, with a weighted average exercise price of $.78 and a weighted average remaining contractual life of 6.4 years. 609,500 of these options are exercisable; their weighted average exercise price is $.77. The remaining 25,000 shares have an exercise and weighted average exercise price of $1.25 and a
   weighted average remaining contractual life of 9.5 years.   None of these
   options are exercisable. The weighted average fair value of options granted during the year was $.80 and $.43 for 1996 and 1995, respectively.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: risk-free interest rates of 6.06 and 6.94 percent; expected lives of 10 years; expected volatility of 74 percent.

   Life Insurance-

   During 1996, 1995 and 1994, the Company paid life insurance premiums of approximately $10,000 for life insurance policies on the lives of two officers of the Company. The policies are in the face amounts of $1,000,000 and $650,000. The beneficiaries of $250,000 and $150,000, respectively, of the policies are designated by the insured. The Company is the beneficiary of the balance.

   401(k) Plan-

   The Company maintains a 401(k) benefit plan for its employees which generally allows participants to make contributions by salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis and discretionary contributions by the Company. The 1996 and 1995 contributions were $31,512 and $28,166, respectively. The Company did not make discretionary contributions in 1994.

   The Company does not provide other post-retirement or other post-employment benefits.

 (8)  Income Taxes:

   The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which requires the recognition of deferred tax assets and liabilities for future tax consequences resulting from differences between the book and tax basis of existing assets and liabilities. In addition, SFAS 109 requires the recognition of future tax benefits of net operating loss carryforwards to the extent that realization of such benefit is more likely than not.

   The 1996 provision for income taxes of $630,000 consists of federal and state taxes of $535,000 and $95,000, respectively. The provision relates primarily to current income taxes. The 1995 and 1994 provisions for income taxes of $85,000 and $20,000, respectively, represent state income taxes, and in 1994, federal alternative minimum taxes, and are net of tax benefits of net operating loss carryforwards utilized in 1995 and 1994 of $874,000 and $104,000, respectively. As of December 31, 1995, the Company had utilized substantially all of its net operating loss carryforwards. The effective tax rate differs from the federal statutory rate of 34% principally because of state income taxes and, in 1995 and 1994, the utilization of net operating loss carryforwards. The deferred tax assets relate primarily to certain inventories and accruals which are not currently deductible for income tax purposes.

(10)  Commitments and Contingencies:

   Employment Agreements-

   The Company is committed under employment agreements with certain officers aggregating $260,000 which expire beginning in 1997.

   Other Commitments-

   Minimum annual rentals under the Company's non-cancelable lease agreement covering its principal office space, which expires on December 31, 1998 and includes escalations for real estate taxes, are as follows:

    1997               $104,000
    1998                110,000
                        _______
                       $214,000

   Rent expense was approximately $108,000, $102,000 and $105,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CAS MEDICAL SYSTEMS, INC.
                                  (Registrant)


March 25, 1997                    Louis P. Scheps
Date                              Louis P. Scheps
                                  President and Chief Executive Officer
                                  and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 25, 1997                    Myron L. Cohen
Date                              Myron L. Cohen
                                  Executive Vice President


March 25, 1997                    Lawrence Burstein
Date                              Lawrence Burstein
                                  Director


March 25, 1997                    Jerome Baron
Date                              Jerome Baron
                                  Director


March 25, 1997                    Saul Milles
Date                              Saul Milles
                                  Director