Form 10KSB/A
period 1996-12-31
CAS MEDICAL SYSTEMS INC
filed 1997-04-04
CIK 764579

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1996 was based upon the last sale price of such stock on that date as reported by the NASDAQ SmallCapSM Market was 7,162,996. The number of shares of the Registrant's common Stock outstanding as of December 31, 1996 was 9,329,277.

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