Form 10QSB
period 1997-03-31
CAS MEDICAL SYSTEMS INC
filed 1997-05-08
CIK 764579

FORM 10QSB

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

               Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934



                     For Quarter Ended March 31, 1997

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


Common Stock, $.004 par value:    9,329,277 shares as of March 31, 1997.

                                  PART I




ITEM 1.  FINANCIAL INFORMATION



     The condensed financial statements included herein have been prepared by CAS Medical Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1996.


     In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of March 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996 have been included.

                         CAS MEDICAL SYSTEMS, INC.

         BALANCE SHEETS AS OF MARCH 31, 1997 AND DECEMBER 31, 1996


                                        March 31, 1997     December 31, 1996
                                         (unaudited)           (audited)
ASSETS
Current Assets:
  Cash and cash equivalents                $1,660,119          $1,606,979
  Accounts receivable, net of allowance
    for doubtful accounts                   1,035,653           1,112,517
  Inventory                                   769,718             759,762
  Deferred tax asset                          112,000             112,000
  Other current assets                         65,041              78,229
                                           ----------           ---------
    Total current assets                    3,642,531           3,669,487
                                           ----------           ---------
Property and Equipment
  Furniture and equipment                     956,626             921,509
  Leasehold improvements                       58,985              47,181
                                           ----------           ---------
                                            1,015,611             968,690
  Less-Accumulated depreciation
    and amortization                          805,892             782,680
                                           ----------           ---------
                                              209,719             186,010
Other Assets, net of accumulated
  amortization                                  8,199               8,199
                                           ----------           ---------
Total assets                               $3,860,449          $3,863,696
                                           __________           _________


                         CAS MEDICAL SYSTEMS, INC.

         BALANCE SHEETS AS OF MARCH 31, 1997 AND DECEMBER 31, 1996



                                        March 31, 1997     December 31, 1996
                                         (unaudited)           (audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $  163,231            $206,644
  Income taxes payable                        364,656             317,623
  Accrued payroll                              48,429             255,880
  Accrued professional fees                    61,166              67,729
  Accrued warranty                             37,000              45,000
  Other accrued expenses                       67,197             112,926
                                           ----------            --------
    Total current liabilities                 741,679           1,005,802
                                           ----------            --------

Shareholders' Equity:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized, stated at
   redemption value, Series C cumulative
   preferred stock, zero shares issued
   and outstanding in 1997 and 1996.                -                   -
  Common stock, $.004 par value per
   share, 19,000,000 shares authorized,
   9,329,277 shares issued and outstand-
   ing in 1997 and 1996.                       37,317              37,317
  Additional paid-in capital                2,697,364           2,697,364
  Retained earnings                           384,089             123,213
                                           ----------           ---------
  Total shareholders' equity                3,118,770           2,857,894
                                           ----------           ---------
Total liabilities and
    shareholders' equity                  $ 3,860,449          $3,863,696
                                           __________           _________

See Notes to Financial Statements


                        CAS MEDICAL SYSTEMS, INC.

                           STATEMENTS OF INCOME

                        FOR THE THREE MONTHS ENDED

                         MARCH 31, 1997 AND 1996

                                          (Unaudited)
                                       Three Months Ended
                                          March 31,
                                       1997        1996

REVENUES:
  Net product sales                 $1,738,996   $1,674,106
  Licensing fees                        91,555       82,309
                                     ---------    ---------
                                     1,830,551    1,756,415

OPERATING EXPENSES:
  Cost of product sales                734,958      788,959
  Selling, general and
    administrative                     564,849      510,777
  Research and development             119,221       93,126
                                     ---------    ---------
  Operating Income                     411,523      363,553
                                     ---------    ---------
INTEREST INCOME, Net                    23,353        9,844
                                     ---------    ---------
  Income Before Income Taxes           434,876      373,397

PROVISION FOR INCOME TAXES             174,000       85,000
                                     ---------    ---------
  Net Income                           260,876      288,397
                                     _________    _________
PER SHARE DATA:

Net Income per Common Share:
  (Note 2)                          $      .03   $      .03
                                     _________    _________

Weighted Average Number
  of Shares Outstanding              9,960,817    9,288,279
                                     _________    _________

See Notes To Financial Statements

                             CAS MEDICAL SYSTEMS, INC.

                         STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE THREE MONTHS ENDED MARCH 31, 1997 and 1996

                                                          Additional
                      Common Stock     Preferred Stock     Paid-In
Accumulated
                     Shares  Amount    Shares  Amount      Capital
(Deficit)

Balance,

  December 31,
   1995 (Audited)   9,279,477 $37,121   3,000  $300,000   $2,675,466   $(
782,501)

Net income for
  three months              -       -       -         -            -
288,397

Common stock issued     8,800      32       -         -        2,167
 -

Redemption of
  Preferred Stock           -       -  (3,000) (300,000)           -
 -
                    --------- -------   -----  --------   ----------
------------
Balance


 March 31, 1996

 (Unaudited)        9,288,277 $37,153       -  $      -   $2,677,633   $(
494,104)
                    _________ _______   _____  ________   __________
____________

                                                          Additional
                       Common Stock     Preferred Stock    Paid-In
Accumulated
                      Shares  Amount    Shares  Amount     Capital
(Deficit)
Balance,

  December 31,
   1996 (Audited)   9,329,277 $37,317       -  $      -   $2,697,364   $
123,213

Net income for

  three months              -       -       -         -            -
260,876

                    --------- -------   -----  --------   ----------
-----------
Balance,
 March 31, 1997
 (Unaudited)        9,329,277 $37,317       -  $      -   $2,697,364   $
384,089
                    _________ _______   _____  ________   __________
____________

See Notes to Financial Statements

                         CAS MEDICAL SYSTEMS, INC.
                          STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                (Unaudited)
                                            Three Months Ended March 31,
                                                  1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $260,876      $ 288,397
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                23,212         18,637
    (Increase) Decrease in accounts
    receivable                                   76,864       (102,146)
    Decrease (Increase) in inventory           (  9,956)        85,181
    Decrease in other current assets             13,188         34,469
    (Decrease) in accounts payable
      and accrued expenses                     (264,123)      (249,452)
    (Decrease) in deferred revenue                    -       ( 49,445)
                                              _________      _________
    Net cash provided by operating
     activities                                 100,061         25,641
                                              _________      _________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures          ( 46,921)      ( 17,587)
                                              _________      _________
    Net cash used in investing activities      ( 46,921)      ( 17,587)
                                              _________      _________
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock              -          2,199
  Redemption of shares of preferred stock             -       (300,000)
                                              _________      _________
  Net cash used in financing
    activities                                        -       (297,801)
  Net increase (decrease) in cash and
    cash equivalents                             53,140       (289,747)
                                              _________      _________
CASH AND CASH EQUIVALENTS, at beginning
  of period                                   1,606,979      1,082,003
                                              _________      _________
CASH AND CASH EQUIVALENTS, at end of period  $1,660,119     $  792,256
                                              _________      _________

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest   $        -       $      -
  Cash paid during the period for income
    taxes                                    $  125,000       $134,175

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

(2)  Summary of Significant Accounting Policies:

     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At March 31, 1997 and December 31, 1996, inventory consisted of the following:
                                    March 31,            December 31,
                                      1997                   1996

     Raw Material                    525,670                472,761
     Work-In-Process                 125,541                135,955
     Finished Inventory              118,507                151,046
                                    --------                -------

                                    $769,718               $759,762
                                    ________                _______
     Property and Equipment

     Property and equipment are stated at cost. Furniture and equipment are depreciated using the straight-line method based on the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized over the life of the lease.

     Net Income Per Common Share

     Net income per common share has been computed by dividing net income available for common stock, after cumulative preferred dividends earned, by the weighted average number of common shares outstanding. Weighted average shares outstanding include the common equivalent shares calculated for the stock options and warrants under the treasury stock method.

     Reclassifications

     Certain reclassifications were made to prior year amounts to conform to current year presentation.

(3)  Debt

At March 31, 1996, the Company had a line of credit with a Connecticut bank totalling $500,000. Borrowing under the line of credit bears interest at the prime rate plus 1.0%. At March 31, 1996, there were no borrowings outstanding under this line. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 20% of the line of credit.

(4) License Agreement:

On July 27, 1994, the Company entered into a four year licensing agreement with a major European manufacturer of patient monitors, granting a non-exclusive license to use the Company's blood pressure technology for a special application, and allowing the exchange of technical know-how. During February 1997, the Company amended the original licensing agreement through the year 2000. As part of the agreement, the Company will receive license fees of $1,500,000 plus royalties, of which $650,000 has been received through March 31, 1997. The manufacturer has the option to extend the license to the year 2006 and only be liable for royalties. License fees are being recognized on a straight line basis over the contract period.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Liquidity and Capital Resources

    As of March 31, 1997, the Company's cash and cash equivalents totaled $1,660,000 compared to $1,607,000 at December 31, 1996, and the Company's working capital totaled $2,878,000 on March 31, 1997, compared to $2,664,000 on December 31, 1996. The Company's increased cash position is due to cash provided by operating activities.

     At March 31, 1997, The Company had a line of credit with a Connecticut bank totalling $500,000 which expires August 1, 1997. Borrowing under the line bears interest at the prime rate plus 1.0%. At March 31, 1997, there were no borrowings outstanding under this line.

    The Company believes that cash generated from operations and its bank line of credit will be sufficient to meet the Company's short-term liquidity needs.

    Results of Operations

    The Company's revenues for the three month period ended March 31, 1997 were approximately $1,831,000 as compared to revenues of approximately $1,756,000 for the comparable period in the prior year, a net increase of 4 percent. Increased revenue in 1997 reflects a 10 percent increase in domestic sales and a 23 percent increase in international sales, respectively, for the Company's blood pressure monitor and OEM non-invasive blood pressure modules. However, demand for disposable products was significantly below the prior period of 1996.

    Total cost of product sales decreased as a percent of net product sales from 47 percent to 42 percent, when comparing 1997 and 1996. The decrease in cost reflects on-going quality and cost reduction efforts and a more profitable product mix.

     Selling, general administrative, research and development expenses were approximately $684,000 for the first quarter of 1997 as compared to approximately $604,000 for the same period of 1996, an increase of $80,000 or 13 percent. This increase was due primarily to additional personnel, both in the selling and reserch development departments.

     The Company's strong cash position enabled all outstanding debt to be paid in full and resulted in investable cash. The Company currently invests its excess cash in low-risk, short term interest bearing instruments. The Company earned approximately $23,000 in 1997 from various investment accounts.

     The provision for income taxes of $174,000 and $85,000 for the three month periods ended March 31, 1997 and 1996, respectively, represents state and federal income taxes.

     These factors and licensing revenues resulted in net income of approximately $261,000 for the first quarter of 1997, as compared to net income of approximately $288,000 for the comparable period in the prior year.

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


                             CAS MEDICAL SYSTEMS, INC.
                             (Registrant)



April 24, 1997               Louis P. Scheps
Date                         Louis P. Scheps
                             President and Chief Executive Officer
                             and Chief Financial Officer