Form 10QSB
period 1997-06-30
CAS MEDICAL SYSTEMS INC
filed 1997-08-05
CIK 764579

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


               Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934



                     For Quarter Ended June 30, 1997

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


Common Stock, $.004 par value:    9,329,277 shares as of June 30, 1997.

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


     In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of June 30, 1997, and the results of its operations and its cash flows for the three months and six months ended June 30, 1997 and 1996 have been included.

                         CAS MEDICAL SYSTEMS, INC.

                               BALANCE SHEETS

                                          (Unaudited)         (Audited)
                                         June 30, 1997     December 31, 1996

ASSETS
Current Assets:
  Cash and cash equivalents                $1,827,524          $1,606,979
  Accounts receivable, net of allowance
    for doubtful accounts                     738,124           1,112,517
  Inventory                                   819,932             759,762
  Other current assets                        135,532             190,229
                                           ----------           ---------
    Total current assets                    3,521,112           3,669,487
                                           ----------           ---------
Property and Equipment
  Furniture and equipment                     956,020             921,509
  Leasehold improvements                       58,985              47,181
                                          -----------           ---------
                                            1,015,005             968,690
  Less-Accumulated depreciation
    and amortization                          829,024             782,680
                                          -----------           ---------
                                              185,981             186,010
Other Assets, net of accumulated
  amortization                                119,422               8,199
                                           ----------           ---------
Total assets                               $3,826,515          $3,863,696
                                           __________           _________

                         CAS MEDICAL SYSTEMS, INC.

                               BALANCE SHEETS

                                          (Unaudited)         (Audited)
                                         June 30, 1997     December 31, 1996

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $   123,891           $206,644
  Income taxes payable                         238,458            317,623
  Accrued expenses                             242,696            481,535
                                            ----------           --------
    Total current liabilities                  605,045          1,005,802
                                            ----------           --------

Shareholders' Equity:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized, stated at
   redemption value, Series C cumulative
   preferred stock, zero shares issued
   and outstanding in 1997 and 1996.                 -               ,
  Common stock, $.004 par value per share,
   19,000,000 shares authorized, 9,329,277
   shares issued and outstanding in 1997
   and 1996.                                    37,317             37,317

  Additional paid-in capital                 2,697,364          2,697,364
  Retained earnings                            486,789            123,213
                                            ----------          ---------
  Total shareholders' equity                 3,221,470          2,857,894
                                            ----------          ---------
Total liabilities and
    shareholders' equity                  $  3,826,515         $3,863,696
                                            __________          _________

See Notes to Financial Statements


                             CAS MEDICAL SYSTEMS, INC.

                                STATEMENTS OF INCOME

                     FOR THE SIX MONTHS AND THREE MONTHS ENDED

                               JUNE 30, 1997 AND 1996
                                    (Unaudited)


                                       Six Months Ended         Three Months
Ended
                                           June 30,                  June 30,

                                       1997        1996          1997
1996
                                       ________________
________________
REVENUES:
  Net product sales                 $3,292,271  $3,319,420    $1,553,275
$1,645,314
  Licensing fees                       149,004     153,199        57,449
70,890
                                     ---------    ---------    ---------
---------
                                     3,441,275   3,472,619    $1,610,724
1,716,204

OPERATING EXPENSES:
  Cost of product sales              1,388,658   1,481,633       653,700
692,674
  Selling, general & administrative  1,231,359   1,019,531       666,510
508,754
  Research & development               243,709     205,070       124,488
111,944
                                     ---------   ---------     ---------
---------
  Operating income                     577,549     766,385       166,026
402,832
                                     ---------   ---------     ---------
---------
  Interest income, net                  32,027      18,874         8,674
9,030
                                     ---------   ---------     ---------
---------
  Income Before Provision

    for Income Taxes                   609,576     785,259       174,700
411,862

PROVISION FOR INCOME TAXES             246,000     305,000        72,000
220,000
                                     ---------   ---------     ---------
---------
  Net Income                        $  363,576  $  480,259    $  102,700 $
191,862
                                     _________   _________     _________
_________
PER SHARE DATA:

Net Income per Share:
  (Note 2)                          $      .04  $      .05    $      .01
 .02
                                     _________   _________     _________
_________

Weighted Average Number
  of Shares Outstanding              9,925,941  10,467,043     9,845,238
10,477,042
                                    __________  __________    __________
__________

See Notes To Financial Statements

                              CAS MEDICAL SYSTEMS, INC.

                          STATEMENTS OF SHAREHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                          Additional
                      Common Stock     Preferred Stock     Paid-In
Accumulated
                     Shares  Amount    Shares  Amount      Capital
(Deficit)
                     ______________    _______________    __________
___________
Balance,
  December 31,
   1995 (Audited)   9,279,479 $37,121   3,000  $300,000   $2,675,466   $(
782,501)

Net income for
  six months                -       -       -         -            -
480,259

Common Stock Issued    32,300     126       -         -        9,013
 -

Redemption of
Preferred Shares            -       -  (3,000) (300,000)           -
 -

                    --------- -------   -----  --------   ----------
------------
Balance
 June 30, 1996      9,311,779 $37,247        - $      -   $2,684,479   $(
302,242)
 (Unaudited)        _________ _______   ______ ________   __________
___________


                                                          Additional
                       Common Stock     Preferred Stock    Paid-In
Accumulated
                      Shares  Amount    Shares  Amount     Capital
(Deficit)
                      ______________    _______________   __________
___________
Balance,
  December 31,
   1996 (Audited)   9,329,277 $37,317       -  $      -   $2,697,364   $
123,213

Net income for
  six months                -       -       -         -            -
363,576

                    --------- -------   -----  --------   ----------
----------
Balance
 June 30, 1997      9,329,277 $37,317       -  $      -   $2,697,364   $
486,789
 (Unaudited)        _________ _______   _____  ________   __________
__________

See Notes to Financial Statements

                          CAS MEDICAL SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (Unaudited)

                                               Six Months Ended June 30,
                                                   1997         1996
                                                __________   __________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $  363,576   $  480,259
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                  46,344       36,585
    Decrease (increase) in accounts
    receivable                                    374,393     ( 87,641)
    (Increase) decrease in inventory             ( 60,170)      22,871
    Decrease in other current assets               54,697       56,606
    Increase (decrease) in accounts payable
      and accrued expenses                       (400,757)    (126,581)
    Decrease in deferred revenue                        -     ( 44,444)
    Other                                        (111,223)    ( 54,445)
                                                 ________      _______
    Net cash provided by operating
     activities                                   266,860      283,210
                                                 ________      _______
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures            ( 46,315)    ( 28,018)
                                                 ________      _______
    Net cash used in investing activities        ( 46,315)    ( 28,018)
                                                 ________      _______
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                -        9,139

  Redemption of shares of preferred stock               -     (300,000)
                                                 ________      _______
  Net cash used in financing activities                 -     (290,861)
                                                 ________      _______
  Net increase (decrease) in cash and
    cash equivalents                              220,545     ( 35,669)

CASH AND CASH EQUIVALENTS, at beginning
  of period                                     1,606,979    1,082,003
                                                _________    _________
CASH AND CASH EQUIVALENTS, at end of period    $1,827,524   $1,046,334
                                               __________    _________
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest     $        -   $      163
  Cash paid during the period for income taxes $  323,000   $  202,400

See Notes to Financial Statements

                      CAS MEDICAL SYSTEMS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 1997
Note 1.  The Company:

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

Note 2.  Summary of Significant Accounting Policies:

     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At June 30, 1997 and December 31, 1996, inventory consisted of the following:
                                    June 30,             December 31,
                                      1997                   1996

     Raw Material                  $562,805                $472,761
     Work-In-Process                114,942                 135,955
     Finished Inventory             142,185                 151,046
                                    -------                 -------

                                   $819,932                $759,762
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

Note 3.  Debt:

At June 30, 1997, the Company had a line of credit with a Connecticut bank totalling $500,000. Borrowing under the line of credit bears interest at the prime rate plus 1.0%. At June 30, 1997 there were no borrowings outstanding under this line. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 20% of the line of credit.


Note 4.  License Agreement:

On July 1994, the Company entered into a four year licensing agreement with a major European manufacturer of patient monitors, granting a non-exclusive license to use the Company's blood pressure technology for a specific application, and allowing the exchange of technical know-how. During February 1997, the Company amended the original licensing agreement through the year 2000. As part of the agreement, the Company will receive license fees of $1,500,000 plus royalties, of which $650,000 has been received through June 30, 1997. The manufacturer has the option to extend the license to the year 2006 and only be liable for royalties. License fees are being recognized on a straight-line basis over the contract period.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Liquidity and Capital Resources

    At June 30, 1997, the Company's cash and cash equivalents totalled $1,828,000 compared to $1,607,000 at December 31, 1996. The Company's working capital totaled $2,916,000 on June 30, 1997, compared to $2,664,000 on December 31, 1996. The Company's increased cash position is due to cash provided by operating activities.

    As of June 30, 1997, the Company had a line of credit with a Connecticut bank totaling $500,000 which expires August 1, 1997.
Borrowing under the line bears interest at the prime rate plus 1.0%. At June 30, 1997, there were no borrowings under the line.

     The Company believes that the cash generated from operations and its bank line of credit will be sufficient to meet the Company's short-term liquidity needs.

    Results of Operations

    Net income for the six month period ended June 30, 1997 was $364,000 or $0.04 per share, compared to $480,000 or $0.05 per share for the same period of 1996. Net income for the second quarter of the current year was $103,000 or $0.01 per share, compared to $192,000 or $0.02 per share reported for the second quarter of 1996. The 1997 earnings performance was impacted by softness in sales of certain of the Company's product lines and increased expenses by additional personnel, both in the selling and research development departments.

     The Company's revenues for the three month period ended June 30, 1997 were approximately $1,611,000 as compared to approximately
$1,716,000 for the comparable period in the prior year. Revenues for the six month period ended June 30, 1997 reached approximately
$3,441,000, a tiny decrease from approximately $3,473,000 of the comparable period of 1996. The small decrease in 1997 is due primarily by softness in sales of Klear-Trace disposable products.

     Gross profit increased to 57.8 percent from 55.4 percent when comparing 1997 to 1996. The increase in gross profit reflects on going quality and cost reduction efforts and a more profitable product mix.

     Selling, general and administrative, research and development expenses were approximately $1,475,000 for the six month period ended June 30, 1997 as compared to $1,225,000 for the same period of 1996, an increase of $250,000 or 20 percent. This increase in expenses for 1997 is due primarily to additional personnel both in the selling and research development departments.

     The Company currently invests its excess cash in low-risk, short term interest bearing instruments. During the six month period ended June 30, 1997, the Company earned approximately $32,000 of interest income compared to approximately $19,000 for the same period of 1996.

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


                                CAS MEDICAL SYSTEMS, INC.
                                Registrant



August 1, 1997                  Louis P. Scheps
Date                            Louis P. Scheps
                                President and Chief Executive Officer
                                and Chief Financial Officer