Form 10QSB
period 1997-09-30
CAS MEDICAL SYSTEMS INC
filed 1997-11-07
CIK 764579

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                               FORM 10-QSB


            Quarterly Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

                  For Quarter Ended September 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.004 par value:  9,329,277 shares as of September 30, 1997.

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


     In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of September 30, 1997 and December 31, 1996 and the results of its operations and its cash flows for the three months and nine months ended September 30, 1997 and 1996 have been included.

                         CAS MEDICAL SYSTEMS, INC.

                               BALANCE SHEETS
                                (Unaudited)
(Amounts in thousands, except per share data)
                                    September 30, 1997     December 31, 1996

ASSETS
Current Assets:
  Cash and cash equivalents                $2,229,819          $1,606,979
  Accounts receivable, net of allowance
    for doubtful accounts                     672,894           1,112,517
  Inventory                                   797,252             759,762
  Other current assets                        144,982             190,229
                                           ----------           ---------
    Total current assets                    3,844,947           3,669,487
                                           ----------           ---------
Property and Equipment
  Furniture and equipment                     957,271             921,509
  Leasehold improvements                       58,958              47,181
                                          -----------           ---------
                                            1,016,256             968,690
  Less-Accumulated depreciation
    and amortization                          852,435             782,680
                                          -----------           ---------
                                              163,821             186,010
Other Assets, net of accumulated
  amortization                                 15,699               8,199
                                           ----------           ---------
Total assets                               $4,024,467          $3,863,696
                                           __________           _________

See Notes to Financial Statements

                         CAS MEDICAL SYSTEMS, INC.

                               BALANCE SHEETS
                                (Unaudited)
(Amounts in thousands, except per share data)
                                    September 30, 1997     December 31, 1996

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $   137,758         $  206,644
  Income taxes payable                         159,981            317,623
  Accrued expenses                             460,553            481,535
                                            ----------           --------
    Total current liabilities                  758,292          1,005,802
                                            ----------           --------

Shareholders' Equity:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized, stated
   at redemption value, Series C
   cumulative preferred stock, zero
   shares issued and outstanding in
   1997 and 1996.                                    -                  -
  Common stock, $.004 par value per share
   19,000,000 shares authorized, 9,329,277
   shares issued and outstanding in 1997
   and 1996.                                    37,317             37,317

  Additional paid-in capital                 2,697,364          2,697,364
  Retained earnings                            531,494            123,213
                                            ----------          ---------
  Total shareholders' equity                 3,266,175          2,857,894
                                            ----------          ---------
Total liabilities and
    shareholders' equity                  $  4,024,467         $3,863,696
                                            __________          _________

See Notes to Financial Statements


                             CAS MEDICAL SYSTEMS, INC.

                                STATEMENTS OF INCOME

                     FOR THE NINE MONTHS AND THREE MONTHS ENDED

                            SEPTEMBER 30, 1997 AND 1996
                                    (Unaudited)

(Amounts in thousands, except per share data)
                                         (Unaudited)                (Unaudited)

                                      Nine Months Ended         Three Months
Ended
                                        September 30,              September
30,
                                       1997        1996          1997
1996
                                       ________________
________________
REVENUES:
  Net product sales                 $4,646,181  $4,945,177    $1,353,910
$1,625,757
  Licensing fees                       201,943     211,844        52,939
58,645
                                     ---------    ---------    ---------
---------
                                     4,848,124   5,157,021    $1,406,849
1,684,402

OPERATING EXPENSES:
  Cost of product sales              2,008,707   2,166,722       620,049
685,089
  Selling, general & administrative  1,843,427   1,542,416       612,068
522,885
  Research & development               375,528     314,534       131,819
109,464
                                     ---------   ---------     ---------
---------

  Operating Income                     620,462   1,133,349        42,913
366,964
                                     ---------   ----------    ---------
---------
Interest Income, net                    59,819      28,729        27,792
9,855
                                     ---------   ---------     ---------
---------
  Income Before Provision for
   Income Taxes                        680,281   1,162,078        70,705
376,819

PROVISION FOR INCOME TAXES             272,000     450,000        26,000
145,000
                                     ---------   ---------     ---------
---------
  Net Income                        $  408,281  $  712,078    $   44,705 $
231,819
                                     _________   _________     _________
_________
PER SHARE DATA:

Net Income per Share:
  (Note 2)                          $     0.04  $     0.07    $       -
0.02
                                     _________   _________     _________
_________

Weighted Average Number
  of Shares Outstanding              9,961,443  10,322,468    10,019,412
10,216,441
                                     _________  __________    __________
__________

See Notes To Financial Statements

                              CAS MEDICAL SYSTEMS, INC.

                          STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                          Additional
                      Common Stock     Preferred Stock     Paid-In
Accumulated
                     Shares  Amount    Shares  Amount      Capital
(Deficit)
                     ______________    _______________    __________
___________
Balance,
  December 31,
   1995 (Audited)   9,279,477 $37,121   3,000  $300,000   $2,675,466   $(
782,501)

Net income for
  nine months               -       -       -         -            -
712,078

Common stock
  issued               49,800     196       -         -       21,898
 -

Redeem preferred
  shares                    -      -   (3,000) (300,000)           -
 -
                    --------- -------   -----  --------   ----------
------------
Balance
 September 30, 1996
  (Unaudited)       9,329,277 $37,317       -  $      -   $2,697,364   $(
70,423)
                    _________ _______   _____  ________   __________
___________
                                                          Additional
                       Common Stock     Preferred Stock    Paid-In
Accumulated
                      Shares  Amount    Shares  Amount     Capital
(Deficit)
                      ______________    _______________   __________
___________
Balance,
  December 31,
   1996 (Audited)   9,329,277 $37,317       -  $      -   $2,697,364   $
123,213

Net income for
  nine months               -       -       -         -            -
408,281

                    --------- -------   -----  --------   ----------
------------
Balance
 September 30,
  1997              9,329,277 $37,317       -  $      -   $2,697,364   $
531,494
 (Unaudited)        _________ _______   _____  ________   __________
____________

See Notes to Financial Statements

                          CAS MEDICAL SYSTEMS, INC.

                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (Unaudited)
(Amounts in thousands)
                                            Nine Months Ended September 30,
                                                  1997           1996
                                               ___________    __________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $ 408,281     $ 712,078
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                 69,755        56,116
    Decrease in accounts receivable              439,623        45,135
    (Increase) decrease in inventory            ( 37,490)       48,986
    Decrease (Increase) in other current
     assets                                       45,247     (  68,389)
    (Decrease) Increase in accounts payable
     and accrued expenses                       (247,510)       10,365
    Increase (Decrease) in deferred revenue            -     (  44,444
    Other                                       (  7,500)            -
                                                 _______       _______
    Net cash provided by operating activities    670,406       759,847
                                                 _______       _______
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures           ( 47,566)     ( 53,663)
                                                 _______       _______
    Net cash used in investing activities       ( 47,566)     ( 53,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock               -        22,094
  Redemption of shares of preferred stock              -      (300,000)
                                                 _______       _______
  Net cash used in financing activities                -      (277,906)
                                                 _______       _______
  Net increase in cash and cash equivalents      622,840       428,278

CASH AND CASH EQUIVALENTS, at beginning
  of period                                    1,606,979     1,082,003
                                               _________     _________

CASH AND CASH EQUIVALENTS, at end of period   $2,229,819    $1,510,281
                                               _________     _________
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest      $      -      $  1,093
  Cash paid during the period for income taxes  $427,500      $281,025

See Notes to Financial Statements

                      CAS MEDICAL SYSTEMS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1997
Note 1.  The Company:

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

Note 2.  Summary of Significant Accounting Policies:

     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At September 30, 1997 and December 31, 1996, inventory consisted of the following:
                                  September 30,          December 31,
                                      1997                   1996

     Raw Material                  $522,785                $472,761
     Work-In-Process                142,515                 135,955
     Finished Inventory             131,952                 151,046
                                    -------                 -------

                                   $797,252                $759,762
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

Note 3.  Debt:

At September 30, 1997, the Company had a line of credit with a Connecticut bank totalling $750,000. Borrowings under the line of credit bear interest at the prime rate plus 1.0%. At September 30, 1997, the amount outstanding under this line was $100,000. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 20% of the line of credit.

Note 4.  License Agreement

     On July 27, 1994, the Company entered into a four year licensing agreement with a major European manufacturer of patient monitors, granting a nonexclusive license to use the Company's blood pressure technology for a specific application, and allowing the exchange of technical know-how. During February 1997, the Company amended the original license agreement through the year 2000. As part of the agreement, the Company will receive license fees of $1,500,000 plus royalties, of which $865,000 has been received through September 30, 1997. The manufacturer has the option to extend the license to the year 2006 and only be liable for royalties. License fees are being recognized on a straight line basis over the contract period.

Note 5.  Distribution Agreement

     On October 21, 1997, the Company announced that it has entered into a definitive agreement with Graphic Controls Corporation of Buffalo, New York, to partner its distribution efforts with regard to certain major national purchasing groups. The Company has agreed to supply Graphic Controls with Klear-Trace (R) Electrodes and other neonatal specialty products solely for resale by Graphic Controls to certain major national purchasing groups.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Liquidity and Capital Resources

    At September 30, 1997, the Company's cash and cash equivalents totalled $2,230,000 compared to $1,607,000 at December 31, 1996. The Company's working capital totalled $3,087,000 on September 30, 1997, compared to $2,664,000 on December 31, 1996. The Company's increased cash position is due to cash provided by operating activities.

    At September 30, 1997, the Company had a line of credit with a Connecticut bank totaling $750,000. Borrowing under the line bears interest at the prime rate plus 1.0%.

     The Company believes that cash generated from operations and its bank line of credit will be sufficient to meet the Company's short-term liquidity needs.


    Results of Operations

     Net income for the nine month period ended September 30, 1997 was $408,000 or $0.04 per share, compared to $712,000 or $0.07 per share for the same period of 1996. Net income for the third quarter of the current year was $45,000 compared to $232,000 reported for the third quarter of 1996. The 1997 earnings performance was impacted by softness in sales of certain of the Company's product lines and the increased expenses by additional personnel, both in the selling and research development departments.

     The Company's revenues for the three month period ended September 30, 1997 were approximately $1,407,000 as compared to approximately $1,684,000 for the comparable period in the prior year. Revenues for the nine month period ended September 30, 1997 reached approximately $4,848,000, a decrease of approximately $309,000 from the comparable period of 1996. The decrease in 1997 is due primarily by softness in sales of Klear-Trace disposable products and non-invasive blood pressure modules.

     Selling, general and administrative, research and development expenses were approximately $2,219,000 for the nine month period ended September 30, 1997 as compared to approximately $1,857,000 for the same period of 1996, an increase of $362,000 or 19 percent. This increase in expenses for 1997 is due primarily to additional personnel both in the selling and research development departments.

     The Company currently invests its excess cash in low-risk short term interest bearing instruments. During the nine month period ended September 30, 1997, the Company earned approximately $60,000 in interest income compared to approximately $28,000 for the same period of 1996.

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


                                CAS MEDICAL SYSTEMS, INC.
                                Registrant



November 5, 1997                Louis P. Scheps
Date                            Louis P. Scheps
                                President and Chief Executive Officer
                                and Chief Financial Officer