Form 10KSB
period 1997-12-31
CAS MEDICAL SYSTEMS INC
filed 1998-03-30
CIK 764579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                For the Fiscal Year Ended December 31, 1997
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

       Issuer's telephone number, including area code: (203) 488-6056
       Securities registered under Section 12(b) of theExchange Act:
                                    None
       Securities registered under Section 12(g) of the Exchange Act:
                             Title_of_Each_Class
                       Common Stock, $.004 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB [X]

The Registrant's revenues for the fiscal year ended December 31, 1997 were $6,901,176.

The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1997 was based upon the last sale price of such stock on that date on the over-the counter market commonly referred to as the "pink sheets" was $3,132,973. The number of shares of the Registrant's Common Stock outstanding as of December 31, 1997 was 9,329,277.

                    DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 10, 1998 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Form 10-KSB.

                                   PART I
ITEM 1.  BUSINESS

The Company

CAS Medical Systems, Inc. ("CAS" or the "Company") was organized in 1984 primarily to serve neonatal and pediatric units in hospitals. Today, CAS is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use by adults and children in many areas of the health care industry.

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

Pedisphyg, Safe-Cuff, Tuff-Cuff and PAPERCUFF Blood Pressure Cuffs

The Company manufactures and sells complete lines of disposable and multi-use blood pressure cuffs for hospital use. These cuffs are based on design criteria developed from scientific studies to ensure the highest degree of accuracy. They can be used with all of the blood pressure monitors currently available in hospitals, thus permitting hospitals to use the Company as a sales supplier for blood pressure cuffs.

Klear-Trace Electrodes

The Company manufactures and sells prewired, X-ray translucent electrocardiographic electrodes. They utilize a conductive solid-gel adhesive that allows them to remain on the patient for extended periods of time without causing skin irritation.

NeoGuard Reflectors, Klear-Temp Disposable Temperature Probes

The Company manufactures and sells thermal reflectors to shield temperature probes while in use within radiant warmers. They perform an important role in maintaining the proper thermal environment for neonatal patients while assuring that no skin irritation takes place. Klear-Temp disposable skin temperature probes are designed to be a standard replacement part in all incubators and radiant warmers.

NeoGuard Limboard Arm Boards

The Company manufactures and sells a line of neonatal arm boards used to immobilize and support intravenous sites with minimal patient skin trauma.

The electrodes, arm boards, and reflectors utilize a polymeric solid gel adhesive, manufactured and sold by the Company, to minimize damage to neonatal skin.

Sales and Marketing

The Company conducts its sales in the domestic hospital market by means of exclusive distributors utilizing full time sales personnel. Sales to emergency medical services are managed nationwide by a full time sales manager. OEM sales and international sales are conducted by personnel located within the Company.

Domestic sales are conducted by 25 distributors across the country each of whom has exclusive sales rights in a limited geographic area. Effective October 1, 1997, the Company entered into a non-exclusive Marketing and Distribution Agreement (the "Agreement") with Graphic Controls Corporation ("Graphic Controls"), pursuant to which Graphic Controls will sell certain of the Company's neo-natal specialty products solely to specific large hospital purchasing groups. The Company anticipates that sales to Graphic Controls will constitute a material portion of the Company's revenues during the term of the Agreement.

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

                  Financial Information Relating to Sales
                          Year Ended December 31,

                               1997         1996        1995

    Domestic Sales         $4,649,474   $4,816,108   $4,273,483
    Export (Including
      Licensing Revenues)   2,251,702    2,371,007    2,155,748
                            _________    _________    _________

                           $6,901,176   $7,187,115   $6,429,231
                            _________    _________    _________
Competition

The Company competes in the hospital market where there are many suppliers with greater financial and personnel resources that sell a broad line of commodity products and have a dedicated selling capability. The Company's products are targeted to the neonatal and pediatric intensive care units segment of the hospital market. The Company has been supplying competitively priced, uniquely designed products responsive to this segment in which no major company currently focuses its total resources.

In both the hospital and emergency medical service markets, the Company's line of non-invasive blood pressure monitoring equipment has significant advantages over competitive products. The equipment is compact, portable, lightweight and user-friendly. The monitors maintain a high professional standard of accuracy and quality in demanding environments such as those encountered in hospital and transport situations.

With respect to all of its products, the Company competes on the basis of price, features, product quality, promptness of delivery and customer service.

Customers

During 1997, 1996 and 1995, the Company had sales to one customer which in the aggregate accounted for approximately 13%, 13% and 12% of sales, respectively.

Research and Development

In 1997, 1996 and 1995, the Company spent approximately $519,000, $396,000 and $405,000, respectively, on activities relating to the development of new products and the improvement of existing products.

The Company is building on its base of non-invasive blood pressure technology by developing a family of next-generation patient-monitoring equipment.

Employees

As of December 31, 1997, the Company had 53 employees of whom 50 were full-time. The Company has no collective bargaining agreements and believes that relations with its employees are good. The Company maintains employee benefit plans providing for disability income, life insurance, dental and medical and hospitalization coverage. The Company sponsors a 401K benefit plan for its employees which generally allows participants to make contributions by salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis and discretionary contributions by the Company.
 The 1997, 1996 and 1995 contributions were $32,260, $31,512 and $28,166, respectively.

Government Regulation

Medical products of the type currently being marketed and under development by the Company are subject to regulation under the Food, Drug and Cosmetic Act (the "FDA Act") as amended in the Medical Device Amendments of 1976 (the "1976 Amendments") the 1990 "Safe Medical Devices Act", and most recently, the new Quality System Regulation (QSR) which replaces the regulations formerly called Good Manufacturing Practice (GMP's).

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

Under the 1976 Amendment and the Safe Medical Device Act, the FDA has adopted regulations which classify medical devices based upon the degree of regulation it believes is necessary to assure safety and efficacy. A device is classified as a Class I, II, or III device. Class I devices are subject only to general controls. Class II devices, in addition to general controls, are or will be subject to "performance standards." Most devices are also subject to the 501(K) pre-market notification provision. In addition, some Class III devices require FDA pre-market approval before they may be marketed commercially because their safety and effectiveness cannot be assured by the general controls and performance standards of Class I or II devices. The Company's products are mostly Class II devices and several of them have required FDA notification under Section 510(k) of the FDA Act.

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

Quality control procedures are performed by the Company at its facility and occasionally at its suppliers' facilities to standards set forth in the FDA's "Quality System Regulation". These procedures include the inspection of components and full testing of finished goods. The Company has a controlled clean environment where the final assembly of single-patient-use products is conducted.

ISO 9001

In September 1996, the quality system at CAS was certified to ISO 9001/EN 46001 by the accredited notified body, BSI Inc. This certification recognizes CAS for its achievement in implementing and maintaining a world class quality system and prepares CAS for the use of the "CE" mark. The CE mark will be required in June, 1998 for medical devices to gain access to the European Union common market. The FDA, recognizing the value of a universally accepted quality system, has patterened its new Quality System Regulation after ISO 9001. CAS is in full compliance with the new Quality System Regulation.

Backlog

The Company's practice is to ship its products upon receipt of a customer's order or pursuant to customer-requested ship dates. On December 31, 1997, the Company had a backlog of orders from customers for products with requested ship dates in 1998 totaling approximately $1,188,000 deliverable throughout 1998, as compared to $434,000 as of December 31, 1996. During the first quarter of 1998, the Company will fulfill approximately $125,000 of this backlog.

Trademarks, Patents and Copyrights

Certificates of Registration have been issued to the Company by the United States Department of Commerce Patent and Trademark Office for the following marks: CAS (Registered trademark), Pedisphyg (Registered trademark), OscilloMate (Registered trademark), NeoGuard (Registered trademark), Tuff-Cuff (Registered trademark), Limboard (Registered trademark), Klear-Trace (Registered trademark), and the heart shaped mark for use as a thermal reflector and the Company's corporate logo. The Company continues to use the PAPERCUFF (Trademark) and Safe-Cuff (Trademark) common law trademarks.

The Company filed a patent application on behalf of an employee covering the method of operation of its blood pressure measurement monitor. This patent was issued under Patent Number 4,796,184 and assigned to the Company. The Company also holds Patent Number 4,966,992, which covers the design of a blood pressure monitor for use with hyperbaric chambers. The Company holds Patent Number 5,101,830, which covers the design of a blood pressure cuff.

The Company has copyright protection for the software used in its blood pressure monitors.

ITEM 2.  PROPERTIES

The Company occupies leased facilities comprising approximately 17,500 square feet of office, laboratory and assembly space, including a controlled clean environment, located at 21 Business Park Drive, Branford, Connecticut 06405. Minimum annual rentals under the Company's lease agreement, which expires on December 31, 1998, are:

                1998        $110,000

These amounts are in addition to the Company's share of increases in real estate taxes and certain utility costs.

The Company does not intend to extend its current lease and is in the process of building a 24,000 square foot office, laboratory and manufacturing facility, on 4.6 acres in Branford, Connecticut. The total cost is extimated to be $1,800,000. Present plans are to occupy the new facility in late 1998.


ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings involving the Company are pending at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

(a) The Common Stock of the Company is traded in the over-the-counter market, commonly referred to as the "pink sheets". The following table shows the high and low bid quotations for the Company's Common Stock for each quarterly period for the last two years. These prices reflect inter-dealer prices and may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

    Period Ended                     High                  Low

    March 31, 1996                 $1 1/4               $1 1/16
    June 30, 1996                   1 1/2                1 1/4
    September 30, 1996               15/16                 7/8
    December 31, 1996                 7/8                  3/4
    March 31, 1997                   11/16                 7/16
    June 30, 1997                     3/4                  1/2
    September 30, 1997               27/32                 5/8
    December 31, 1997                 7/8                 19/32

    (b) The following table sets forth the approximate number of holders of record of Common Stock of the Company on December 31, 1997.

    Title of Class                               Number of Shareholders

    Common Stock, $.004 par value                          400

    (c) No cash dividends have been declared on the Company's common stock for 1997 or 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

    As of December 31, 1997, the Company's cash and cash equivalents totaled $2,190,345, compared to $1,606,979 at December 31, 1996 (an increase of 36%), and the Company's working capital totaled $3,346,083 on December 31, 1997, compared to $2,663,685 on December 31, 1996. The Company's increased cash position is due to cash provided by operating activities in 1997. As a result of improved liquidity in 1997, the Company was able to internally finance approximately $138,000 of property and equipment additions as well as make investments in short-term notes, earning approximately $76,000 for 1997.

    The Company's working capital ratio increased from 3.65 at December 31, 1996 to 5.14 at December 31, 1997.

    At December 31, 1997, the Company had a line of credit with a Connecticut bank totaling $750,000. Borrowings under the line of credit bear interest at prime plus 1.0%. At December 31, 1997, there were no borrowings outstanding under this line.

    On July 27, 1994, the Company entered into a new four year licensing agreement with a major European manufacturer of patient monitors, granting a nonexclusive license to use the Company's blood pressure technology for a specific application, and allowing the exchange of technical know-how. During February 1997, the Company amended the original licensing agreement through the year 2000. As part of this agreement, the Company will receive license fees of $1,500,000 plus royalties, of which $895,000 in license fees has been received through December 31, 1997. The manufacturer has the option to extend the license to the year 2006 and only be liable for royalties. License fees are being recognized on a straight line basis over the contract period.

    The Company believes that existing funds together with internally generated funds from 1998 operations and its existing line of credit arrangement will provide the Company with adequate liquidity and capital resources to meet its 1998 financial requirements.

    The Company is currently evaluating new Enterprise Resource Planning
(ERP) software to replace the existing software package. All ERP software being evaluated is year 2000 compliant and, if purchased, should be in operation by November 1998.

Results of Operations

    1997 Compared to 1996

    The Company earned $665,000 ($.07 per common share assuming dilution) in 1997, compared to $905,714 ($.09 per common share assuming dilution) in 1996. The 1997 earnings performance was impacted by softness in sales of certain of the Company's product lines and increased personnel in the sales and research development departments.


    The Company's revenues were approximately $6,901,000 for 1997, a decrease of approximately $286,000 for the comparable period of 1996. The decrease in 1997 is due primarily by softness in sales of non-invasive blood pressure modules to Original Equipment Manufacturers ("OEM") who utilize the Company's technology in their systems.

    Total cost of product sales as a percentage of net product sales was 42.7 percent for 1997 compared to 43.7 percent for 1996. The favorable impact of product cost improvements is the result of added production efficiency and product cost reductions.

    Research and product development (R&D) expenses increased by 31 percent or approximately $123,000 to approximately $519,000 for the year ended December 31, 1997. The increase during 1997 is due primarily to additional personnel in conjunction with the Company's product development objectives.

    Selling, general and administrative expenses were approximately
$2,502,000 in the year ended December 31, 1997 compared to approximately $2,273,000 in the prior year, an increase of 10 percent. The overall increase in 1997 is the result of additional sales personnel, both domestic and abroad.

    The Company currently invests its excess cash in low-risk, short-term interest bearing instruments. During 1997, the Company earned approximately $76,000 of interest income compared to approximately $37,000 for 1996.

    1996 Compared to 1995

    The Company earned $905,714 ($.09 per common share assuming dilution) in 1996, compared to $849,000 ($.09 per common share assuming dilution) in 1995. The 1996 earnings performance was favorably impacted by incremental gross margin generated by higher sales volume and an increase in licensing fee revenues.

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

Report of Independent Public Accountants                     F-1

Balance Sheets - December 31, 1997 and 1996                  F-2 to F-3

Statements of Income for the Years Ended
  December 31, 1997, 1996 and 1995                           F-4

Statements of Shareholders' Equity for the
  Years Ended December 31, 1997, 1996 and 1995               F-5

Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995                           F-6 to F-7

Notes to Financial Statements                                F-8 to F-13

    Schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Reference is made to the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 28, 1998 and filed with the Securities and Exchange Commission.

ITEM 10.  EXECUTIVE COMPENSATION

    Reference is made to the sections entitled "Compensation of Executive Officers" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 28, 1998, and filed with the Securities and Exchange Commission.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the sections entitled "Stock Ownership" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 28, 1998, and filed with the Securities and Exchange Commission.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On September 17, 1990, by agreement, the Company and Dr. Myron L. Cohen amended Dr. Cohen's employment contract and provided that he shall be employed as Executive Vice President of the Company until December 31, 1995 in accordance with the terms of the agreement. Since January 1, 1996, the Company has extended Dr. Cohen's employment contract annually. Dr. Cohen's employment contract has been extended to December 31, 1998. Compensation for 1997 was approximately $91,000.

    In September of 1996, the Company entered into a two year employment agreement with Louis P. Scheps as President and Chief Executive Officer. On September 1, 1996, the Company extended Mr. Scheps' employment contract through August 31, 1998. Compensation was approximately $185,000 for 1996.


                                  PART IV

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

    (A)  3.1   (a)  Certificate of Incorporation of Registrant*

               (b)  By-Laws of Registrant*

         27.1  Financial Data Schedule

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

                    CAS MEDICAL SYSTEMS, INC.


                  INDEX TO FINANCIAL STATEMENTS





                                                             Page


Report of Independent Public Accountants                      F-1

Balance Sheets -- December 31, 1997 and 1996               F-2 to F-3

Statements of Income for the Years Ended December 31,         F-4
  1997, 1996 and 1995

Statements of Shareholders' Equity for the Years Ended        F-5
  December 31, 1997, 1996 and 1995

Statements of Cash Flows for the Years Ended December
  31, 1997, 1996 and 1995                                  F-6 to F-7

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

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of CAS Medical Systems, Inc.:


We have audited the accompanying balance sheets of CAS Medical Systems, Inc. (a Delaware corporation) as of December 31, 1997 and 1996, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CAS Medical Systems, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                        ARTHUR ANDERSEN LLP

Stamford, Connecticut,
  January 23, 1998

                                    F-2
                         CAS MEDICAL SYSTEMS, INC.

                BALANCE SHEETS -- DECEMBER 31, 1997 AND 1996



                  ASSETS                          1997         1996
CURRENT ASSETS:
  Cash and cash equivalents                    $2,190,345   $1,606,979
  Accounts receivable, net of allowance for
    doubtful accounts of $27,289 and $26,125
    in 1997 and 1996, respectively              1,055,881    1,112,517
  Inventories (Note 3)                            725,121      759,762
  Deferred tax asset                              112,000      112,000
  Other current assets                             70,339       78,229

  Total current assets                         4,153,686     3,669,487

PROPERTY AND EQUIPMENT (Note 2):
Furniture and equipment                        1,048,430       921,509
Leasehold improvements                            58,079        47,181

                                               1,106,509       968,690

Less-accumulated depreciation                    874,855       782,680

                                                 231,654       186,010

Other assets                                       8,199         8,199

  Total Assets                                 $4,393,539   $3,863,696



The accompanying notes to financial statements are an integral part of these statements


                                    F-3
                         CAS MEDICAL SYSTEMS, INC.

                BALANCE SHEETS -- DECEMBER 31, 1997 AND 1996

                                 (continued)


LIABILITIES AND SHAREHOLDERS' EQUITY                 1997         1996
CURRENT LIABILITIES:
  Accounts payable                               $  239,172    $  206,644
  Income taxes payable                              247,392       317,623
  Accrued payroll                                   198,639       255,880
  Accrued professional fees                          61,000        67,729
  Accrued warranty                                   30,000        45,000
  Other accrued expenses                             88,512       112,926
  Deferred revenue                                    5,888             -

  Total current liabilities                         807,603     1,005,802

SHAREHOLDERS' EQUITY (Notes 2, 6 and 7):
  Common stock, $.004 par value, 19,000,000
    shares authorized, 9,329,277 shares issued
    and outstanding in 1997 and 1996                 37,317        37,317
  Additional paid-in capital                      2,697,364     2,697,364
  Retained earnings                                 788,255       123,213

  Total shareholders' equity                      3,522,936     2,857,894

  Total liabilities and shareholders' equity     $4,393,539    $3,863,696


The accompanying notes to financial statements are an integral part of these statements.

                                    F-4
                         CAS MEDICAL SYSTEMS, INC.
                            STATEMENTS OF INCOME

            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                           1997        1996        1995
REVENUES:
  Net product sales                    $6,620,328  $6,910,827  $6,163,848
  Licensing fees (Note 5)                 280,848     276,288     265,383

                                        6,901,176   7,187,115   6,429,231

OPERATING EXPENSES:
  Cost of product sales                 2,826,718   3,019,282   2,831,369
  Selling, general and administrative   2,501,894   2,272,602   2,272,329
  Research and development                519,227     396,234     405,022

  Operating income                      1,053,337   1,498,997     920,511

INTEREST INCOME, net                       75,705      36,717      13,380

  Income before income taxes            1,129,042   1,535,714     933,891

PROVISION FOR INCOME TAXES (Note 8)       464,000     630,000      85,000

  Net income                           $  665,042  $  905,714  $  848,891
                                        ---------    --------    --------
Weighted average number of common
  shares outstanding:
  Basic                                 9,329,277   9,316,202   9,256,144
                                        ---------   ---------   ---------
  Assuming dilution                     9,979,489  10,228,275   9,894,875
                                        ---------  ----------   ---------
Earnings per common share:
  Basic                                      $.07        $.10        $.09
                                        ---------  ----------   ---------
  Assuming dilution                          $.07        $.09        $.09
                                        ---------  ----------   ---------

The accompanying nots to financial statements are an integral part of these statements

                                                  F-5
                                       CAS MEDICAL SYSTEMS, INC.
                                   STATEMENTS OF SHAREHOLDERS' EQUITY

                          FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 Preferred Stock          Common Stock
Additional      Retained
                                ----------------        ------------------
Paid-In        Earnings/
                                Shares     Amount       Shares      Amount
Capital        (Deficit)
                                ______    ________      ______      ______
__________      _________
BALANCE, December 31, 1994      5,000      500,000    9,239,477     36,958
2,664,728     (1,591,392)

  Common stock issued               -            -       40,000        160
  10,741              -
  Redemption of Preferred
   Stock                       (2,000)    (200,000)           -          -
       -              -
  Net income                        -            -            -          -
       -        848,891
  Preferred dividends               -            -            -          -
       -        (40,000)
                               ------      -------    ---------     ------
----------     ----------

BALANCE, December 31, 1995      3,000      300,000    9,279,477     37,118
2,675,469        (782,501)

  Common stock issued              -             -       49,800        199
 21,895               -
  Redemption of Preferred
   Stock                      (3,000)     (300,000)           -          -
      -               -
  Net income                       -             -            -          -
      -         905,714
                               ------      -------    ---------     ------
---------      ----------

BALANCE, December 31, 1996         -             -    9,329,277    $37,317
$2,697,364      $  123,213

  Net income                       -             -            -          -
      -         665,042
                               ------      -------    ---------     ------
---------       ---------
BALANCE, December 31, 1997         -      $      -    9,329,277    $37,317
$2,697,364      $  788,255

The accompanying notes to financial statements are an integral part of these statements

                                    F-6
                         CAS MEDICAL SYSTEMS, INC.

                          STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                               1997        1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $665,043     905,714    848,891
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization                  92,175      76,968     79,089
(Increase) decrease in deferred tax asset           -     (87,000)   (25,000)
(Increase) decrease in accounts receivable     56,636    (378,642)    60,684
(Increase) decrease in inventory               34,641      83,542    (32,316)
(Increase) decrease in other current assets     7,890      (3,789)       641
Increase (decrease) in accounts
  payable and accrued expenses               (141,087)    334,867    339,578
Increase (decrease) in deferred revenue         5,888     (44,444)   (47,778)
                                              -------     -------  ---------
  Net cash provided by operating activities   721,186     887,216  1,223,789
                                                          -------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment    (137,820)    (84,334)   (69,748)
    Net cash used in investing activities    (137,820)    (84,334)   (69,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred dividends                                 -         -    (40,000)
  Repayment of debt to related parties                -         -   (144,411)
  Proceeds from issuance of common stock              -    22,094     10,901
  Redemption of shares of preferred stock             -  (300,000)  (200,000)
                                              ---------   -------    -------
    Net cash used in financing activities             -  (277,906)  (373,510)
                                              ---------   -------    -------
    Net increase in cash and cash
      equivalents                              583,366    524,976    780,531

CASH AND CASH EQUIVALENTS, beginning of
  year                                       1,606,979  1,082,003    301,472

CASH AND CASH EQUIVALENTS, end of year      $2,190,345 $1,606,979  $1,082,003

                                             --------- ---------   ---------

                                    F-7
                         CAS MEDICAL SYSTEMS, INC.

                          STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                (Continued)

                                              1997        1996        1995
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:

  Cash paid during the year for interest      $    765   $  1,555   $ 5,458

  Cash paid during the year for taxes         $543,000   $424,175   $52,650











The accompanying notes to financial statements are an integral part of these statements

                                    F-8
                         CAS MEDICAL SYSTEMS, INC.

                       NOTES TO FINANCIAL STATEMENTS

                             DECEMBER 31, 1997




(1)   The Company:

      CAS Medical Systems, Inc. (the "Company") is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use in the healthcare and medical industry. These products are sold by the Company through its own sales force, via distributors and pursuant to original equipment manufacturer agreements internationally and in the United States. The Company's operations and manufacturing facilities are located in the United States. During 1997, 1996 and 1995, the Company had sales to one customer which in the aggregate accounted for approximately 13%, 13% and 12% of sales, respectively, and had export sales principally to Europe, including licensing fee revenues, of $2,251,702, $2,371,007, and $2,155,748, respectively.

(2)   Summary of Significant Accounting Policies:

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

      Research and Development Costs

      The Company expenses all research and development costs as incurred.

      Net Income per Common Share-

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share ("SFAS No. 128")." Under SFAS No. 128, primary earnings per share ("EPS") has been replaced with Basic EPS, which is calculated by dividing net income by the weighted average nunmber of shares of commonstock outstanding during the year. No dilution for any potentially dilutive securities is included. Fully diluted EPS has been replaced with Diluted EPS and assumes the conversion of all potentially dilutive securities using the treasury stock method. The Company adopted SFAS No. 128 in 1997 and, as required, has applied it retroactively to the 1996 and 1995 financial statements.

      As of December 31, 1997, the Company had 1,180,100 options and 750,000 warrants to purchase shares of common stock outstanding.

      Under SFAS No. 128, the Company's Basic and Diluted EPS are as follows:

                                              1997        1996        1995

      Net income                             665,043     905,714     848,891

      Weighted average shares outsanding   9,329,277   9,316,202   9,256,144

      Add:  dilutive warrants and options    650,212     912,073     638,731
                                           ---------   ---------   ---------

      Total weighted average shares and
        dilutive securities outstanding    9,979,489  10,228,275   9,894,875
                                           ---------  ----------   ---------

      Net income per share - Basic              $.07        $.10        $.09
                                           ---------  ----------   ---------

      Net income per share - Assuming
        Dilution                                $.07        $.09        $.09
                                           ---------  ----------   ---------

      Use of Estimates

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

                                    F-9
(3)   Inventories:

      Inventories include costs of materials, labor and manufacturing overhead.

      Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                             1997     1996

           Raw materials                 $459,358    472,761
           Work in process                173,598    135,955
           Finished goods                  92,165    151,046
                                          _______    _______
                                         $725,121   $759,762
(4)   Debt:

      At December 31, 1997, the Company's line of credit arrangement allowed for maximum borrowings of $750,000, all of which was available. The line of credit arrangement expires on August 1, 1998 and bears interest at the prime rate (8.25% at December 31, 1997) plus 1%. During 1997, 1996 and 1995, the maximum month end borrowings outstanding under this line were $100,000, $100,000 and $50,000, the weighted average borrowings were $8,333, $8,333 and $4,167, and the weighted average interest rates on amounts outstanding were 9.5%, 9.5% and 10.3%, respectively. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 20% of the line of credit ($150,000 at December 31, 1997).

(5)   License Agreements:

      On July 27, 1994, the Company entered into a four year licensing agreement (subsequently amended through the year 2000) with a major European manufacturer of medical equipment, canceling and superseding a prior licensing agreement with this company. The agreement granted a nonexclusive license to use the Company's blood pressure technology for a specific application. As part of this agreement, the Company will receive $1,500,000 plus royalties through the year 2000, of which $885,000 has been received through December 31, 1997. The manufacturer has the option to extend the license to 2006 for which the Company will earn royalties. License fees from this agreement and deferred revenue of $140,000 from the prior license agreement are being recognized over the life of the current agreement.


(6)Capital Stock:

   Holders of the Series C cumulative preferred stock were entitled to a cumulative dividend, payable quarterly, at the annual rate of $10 per share. On July 1, 1995, 2,000 shares of the Company's Series C preferred stock were redeemed at $100 per share plus dividends accrued. On January 17, 1996, the remaining 3,000 shares of the Company's Series C preferred stock were redeemed at $100 per share plus accrued dividends. Preferred dividends of $40,000 were paid on these shares in 1995.

(7)Employee Benefit Programs:

   Stock Options-

   In December 1984, the Board of Directors and stockholders adopted the 1984 Employee Incentive Stock Option Plan (the "1984 Plan"). The exercise price for common stock issued under the 1984 Plan is to be no less than the fair market value of the stock at the grant date of the options. Pursuant to the 1984 Plan, 750,000 shares of common stock have been reserved for employee (including officers and directors) purchase. An option granted under the 1984 Plan becomes exercisable in two equal annual installments, commencing one year from the date of the grant of the option. Options begin to expire between five and ten years from the date of grant, depending on the optionholder's percentage of ownership of the Company. In the event employment is terminated, the employee no longer has the right to exercise his or her options unless expressly permitted by the Board of Directors.

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

   Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123")," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. Accordingly, had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's 1997 and 1996 net income and earnings per share would have been reduced to the following pro forma amounts:

                                                1997      1996

     Net income:              As reported          $665,043  $905,714
                              Pro Forma             655,315   782,890

     Earnings per share:      As reported-Basic         .07       .10
                              Pro Forma-Basic           .07       .08
                              As reported-Diluted       .07       .09
                              Pro Forma-Diluted         .07       .08

                                     F-11 continued


   A summary of the Company's stock option plans at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:

                               1997                 1996                  1995


----------------------------------------------------------------

                                 Weighted              Weighted
Weighted
                                 Average               Average
Average
                                 Exercise              Exercise
Exercise
                        Shares    Price       Shares    Price       Shares
Price
   Outstanding at
   Beginning of year    1,180,100  $.58       980,900    $.49       990,900
$.48
   Granted                  -                 256,500     .96        75,000
 .52
   Exercised                -                ( 39,800)    .29      ( 40.000)
 .27
   Cancelled                -                ( 17,500)    .31      ( 45,000)
 .44
                        _________           _________               _______

   Outstanding at
   end of year          1,180,100  $.58     1,180,100    $.58       980,900
$.49

   Exercisable at
   end of year          1,148,850           1,105,100               895,900




   Of the 1,180,100 options outstanding at December 31, 1997, 495,600 have exercise prices between $.25 and $.375, with a weighted average exercise price of $.34 and a weighted average remaining contractual life of 3.86 years. All of these options are exercisable. 659,500 of the options outstanding have exercise prices between $.625 and $.93, with a weighted average exercise price of $.78 and a weighted average remaining contractual life of 5.81 years. 640,750 of these options are exercisable; their weighted average exercise price is $.81. The remaining 25,000 options have an exercise and weighted average exercise price of $1.25 and
   a weighted average remaining contractual life of 8.5 years.   12,500 of
   these options are exercisable. The weighted average fair value of options granted during 1996 was $.80. No options were granted in 1997.

   The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: risk-free interest rates of
   6.06 and 6.94 percent; expected lives of 10 years; expected volatility of 74 percent.

   Life Insurance-

   During 1997, 1996 and 1995, the Company paid life insurance premiums of approximately $20,000, $17,000 and $14,000, respectively, for life insurance policies on the lives of two officers of the Company. The policies are in the face amounts of $1,000,000 and $650,000. The beneficiaries of $250,000 and $150,000, respectively, of the policies are designated by the insured. The Company is the beneficiary of the balance.

   401(k) Plan-

   The Company maintains a 401(k) benefit plan for its employees which generally allows participants to make contributions by salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis and discretionary contributions by the Company. The 1997, 1996 and 1995 contributions by the Company were $,32,260, $31,512 and $28,166, respectively.

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

   The 1997 provision for income taxes of $464,000 consists of federal and state taxes of $392,000 and $72,000, respectively. The 1996 provision for income taxes of $630,000 consists of federal and state taxes of $535,000 and $95,000, respectively. These provisions relate primarily to current income taxes. The 1995 provision for income taxes of $85,000 represents state income taxes and is net of tax benefits of net operating loss carryforwards utilized of $874,000. As of December 31, 1995, the Company had utilized substantially all of its net operating loss carryforwards. The effective tax rate differs from the federal statutory rate of 34% principally because of state income taxes and, in 1995, the utilization of net operating loss carryforwards. The deferred tax assets relate primarily to certain inventory related expenses and accured liabilities, which are not currently deductible for income tax purposes.

(9)  Commitments and Contingencies:

   Employment Agreements-

   The Company is committed under employment agreements with certain officers for payments aggregating approximately $276,000 which expire in 1998.

   Other Commitments-

   Minimum annual rentals under the Company's non-cancelable lease agreement covering its principal office space, which expires on December 31, 1998 and includes escalations for real estate taxes, are $110,000. Rent expense was approximately $116,000, $108,000 and $102,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

   The Company hs entered into a contract to build a 24,000 square foot office, laboratory and manufacturing facility. The total cost is estimated to be approximately $1,800,000. Through January 23, 1998, approximately $55,000 hs been incurred on this project.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CAS MEDICAL SYSTEMS, INC.
                                  (Registrant)


March 25, 1997                    Louis P. Scheps
Date                              Louis P. Scheps
                                  President and Chief Executive Officer
                                  and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 25, 1998                    Myron L. Cohen
Date                              Myron L. Cohen
                                  Director


March 25, 1998                    Lawrence Burstein
Date                              Lawrence Burstein
                                  Director


March 25, 1998                    Jerome Baron
Date                              Jerome Baron
                                  Director


March 25, 1998                    Saul Milles
Date                              Saul Milles
                                  Director



March 25, 1998                    Louis P. Scheps
Date                              Louis P. Scheps
                                  Director