Form 10QSB
period 1998-03-31
CAS MEDICAL SYSTEMS INC
filed 1998-05-14
CIK 764579

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

               Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934


                     For Quarter Ended March 31, 1998

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


Common Stock, $.004 par value:    9,329,277 shares as of March 31, 1998.

                                  PART I




ITEM 1.  FINANCIAL INFORMATION



     The condensed financial statements included herein have been prepared by CAS Medical Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1997.


     In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of March 31, 1998 and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997 have been included.

                         CAS MEDICAL SYSTEMS, INC.

         BALANCE SHEETS AS OF MARCH 31, 1998 AND DECEMBER 31, 1997


                                        March 31, 1998     December 31, 1997
                                         (unaudited)           (audited)
ASSETS
Current Assets:
  Cash and cash equivalents                $2,036,832          $2,190,345
  Accounts receivable, net of allowance
    for doubtful accounts                     921,190           1,055,881
  Inventory                                   860,839             725,121
  Deferred tax assets                         112,000             112,000
  Other current assets                        110,245              70,339
                                           ----------           ---------
    Total current assets                    4,041,106           4,153,686
                                           ----------           ---------
Property and Equipment
  Furniture and equipment                   1,104,677           1,048,430
  Leasehold improvements                       58,079              58,079
                                           ----------           ---------
                                            1,162,756           1,106,509
  Less-Accumulated depreciation
    and amortization                          901,090             874,855
                                           ----------           ---------
                                              261,666             231,654
Other Assets, net of accumulated
  amortization                                  8,199               8,199
                                           ----------           ---------
Total assets                               $4,310,971          $4,393,539
                                           __________           _________


                         CAS MEDICAL SYSTEMS, INC.

         BALANCE SHEETS AS OF MARCH 31, 1998 AND DECEMBER 31, 1997



                                        March 31, 1998     December 31, 1997
                                         (unaudited)           (audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $  198,831            $239,172
  Income taxes payable                        290,246             247,392
  Accrued payroll                              42,445             198,639
  Accrued professional fees                    20,750              61,000
  Accrued warranty                             30,000              30,000
  Other accrued expenses                       23,300              94,400
                                           ----------            --------
    Total current liabilities                 605,572             870,603
                                           ----------            --------

Shareholders' Equity:
  Common stock, $.004 par value per
   share, 19,000,000 shares authorized,
   9,329,277 shares issued and outstand-
   ing in 1998 and 1997.                       37,317              37,317
  Additional paid-in capital                2,697,364           2,697,364
  Retained earnings                           970,718             788,255
                                           ----------           ---------
  Total shareholders' equity                3,705,399           3,522,936
                                           ----------           ---------
Total liabilities and
    shareholders' equity                  $ 4,310,971          $4,393,539
                                           __________           _________

See Notes to Financial Statements

                        CAS MEDICAL SYSTEMS, INC.

                           STATEMENTS OF INCOME

                        FOR THE THREE MONTHS ENDED

                         MARCH 31, 1998 AND 1997

                                          (Unaudited)
                                       Three Months Ended
                                          March 31,
                                       1998        1997

REVENUES:
  Net product sales                 $1,677,450   $1,738,996
  Licensing fees                        77 525       91,555
                                     ---------    ---------
                                     1,754,975    1,830,551

OPERATING EXPENSES:
  Cost of product sales                665,863      734,958
  Selling, general and
    administrative                     687,673      564,849
  Research and development             119,355      119,221
                                     ---------    ---------
  Operating Income                     282,084      411,523
                                     ---------    ---------
INTEREST INCOME, Net                    20,379       23,353
                                     ---------    ---------
  Income Before Income Taxes           302,463      434,876

PROVISION FOR INCOME TAXES             120,000      174,000
                                     ---------    ---------
  Net Income                           182,463      260,876
                                     _________    _________
Weighted average number of common
  shares outstanding:
  Basic                              9,329,277    9,329,277
                                     _________    _________
  Assuming dilution                  9,938,616    9,960,817
                                     _________    _________
Earnings per common share:
  Basic                             $      .02   $      .03
                                     _________    _________
  Assuming dilution                 $      .02   $      .03
                                     _________    _________

See Notes To Financial Statements

                        CAS MEDICAL SYSTEMS, INC.

                    STATEMENTS OF SHAREHOLDERS' EQUITY

            FOR THE THREE MONTHS ENDED MARCH 31, 1998 and 1997

                                           Additional
                      Common Stock          Paid-In      Accumulated
                    Shares    Amount        Capital       (Deficit)
Balance,
  December 31,
   1996 (Audited)   9,329,277 $37,317     $2,697,364   $   123,213

Net income for
  three months              -       -              -       288,397
                    --------- -------     ----------   ------------
Balance
 March 31, 1997
 (Unaudited)        9,329,277 $37,317     $2,697,364   $   384,089
                    _________ _______     __________   ____________

                                           Additional
                       Common Stock         Paid-In      Accumulated
                      Shares  Amount        Capital       (Deficit)
Balance,
  December 31,
   1997 (Audited)   9,329,277 $37,317     $2,697,364   $   788,255

Net income for
  three months              -       -              -       182,463

                    ---------  ------      ---------    ----------
Balance,
 March 31, 1998
 (Unaudited)        9,329,277 $37,317     $2,697,364   $   970,718
                    _________ _______      _________    __________

See Notes to Financial Statements

                         CAS MEDICAL SYSTEMS, INC.
                          STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (Unaudited)
                                            Three Months Ended March 31,
                                                  1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $182,463      $ 260,876
  Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
    Depreciation and amortization                26,235         23,212
    Decrease in accounts receivable             134,691         76,864
    (Increase) in inventory                    (135,718)      (  9,956)
    (Increase) Decrease in other
      current assets                           ( 39,906)        13,188
    (Decrease) in accounts payable
      and accrued expenses                     (265,031)      (264,123)
                                              _________      _________
    Net cash used in operating
     activities                                ( 97,266)       100,061
                                              _________      _________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures          ( 56,247)      ( 46,921)
                                              _________      _________
    Net cash used in investing activities      ( 56,247)      ( 46,921)
                                              _________      _________
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net cash used in financing
    activities                                        -              -
  Net (decrease) increase in cash and
    cash equivalents                           (153,513)        53,140
                                              _________      _________
CASH AND CASH EQUIVALENTS, at beginning
  of period                                   2,190,345      1,606,979
                                              _________      _________
CASH AND CASH EQUIVALENTS, at end of period  $2,036,832     $1,660,119
                                              _________      _________

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest   $        -       $      -
  Cash paid during the period for income
    taxes                                    $   81,500       $125,000

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

(2)  Summary of Significant Accounting Policies:

     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At March 31, 1998 and December 31, 1997, inventory consisted of the following:
                                    March 31,            December 31,
                                      1998                   1997

     Raw Material                    534,820                459,358
     Work-In-Process                 181,158                173,598
     Finished Goods                  144,861                 92,165
                                    --------                -------

                                    $860,839               $725,121
                                    ________                _______
     Property and Equipment

     Property and equipment are stated at cost. Furniture and equipment are depreciated using the straight-line method based on the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized over the life of the lease.

     Net Income Per Common Share

     Net income per common share has been computed by dividing net income available for common stock, by the weighted average number of common shares outstanding. Weighted average shares outstanding include the common equivalent shares calculated for the stock options and warrants under the treasury stock method.

     Reclassifications

     Certain reclassifications were made to prior year amounts to conform to current year presentation.

(3)  Debt

At March 31, 1998, the Company had a line of credit with a Connecticut bank totalling $750,000. Borrowings under the line of credit bears interest at the prime rate plus 1.0%. At March 31, 1998, there were no borrowings outstanding under this line. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 20% of the line of credit.

(4) License Agreement:

On July 27, 1994, the Company entered into a four year licensing agreement with a major European manufacturer of patient monitors, granting a non-exclusive license to use the Company's blood pressure technology for a special application, and allowing the exchange of technical know-how. During February 1997, the Company amended the original licensing agreement through the year 2000. As part of the agreement, the Company will receive license fees of $1,500,000 plus royalties, of which $895,000 in license fees has been received through March 31, 1998. The manufacturer has the option to extend the license to the year 2006 and only be liable for royalties. License fees are being recognized on a straight line basis over the contract period.


(5) New Facility

The Company has entered into a contract to build a 24,000 square foot office, laboratory and manufacturing facility on 4.6 acres of land in Branford, Connecticut. The total cost is estimated to be $1,800,000. Present plans are to occupy the new facility in late 1998.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Liquidity and Capital Resources

    As of March 31, 1998, the Company's cash and cash equivalents totaled $2,036,832 compared to $2,190,345 at December 31, 1997, and the Company's working capital totaled $3,435,534 on March 31, 1998, compared to $3,283,083 on December 31, 1997. The Company's decreased cash position is due primarily to increased inventory levels from the prior year.

     At March 31, 1998, The Company had a line of credit with a Connecticut bank totalling $750,000. Borrowings under the line bears interest at the prime rate plus 1.0%. At March 31, 1998, there were no borrowings outstanding under this line.

    The Company believes that cash generated from operations and its bank line of credit will be sufficient to meet the Company's short-term liquidity needs.

    Results of Operations

    Net income for the first quarter of the current year was approximately $182,000 or $.02 per common share assuming dilution, compared to $261,000 or $.03 per common share assuming dilution, reported for the first quarter of 1997. The 1998 earnings performance was impacted by softness in sales of certain of the Company's product lines and the increased expenses by additional personnel in the selling department.

    The Company's revenues for the three month period ended March 31, 1998 were approximately $1,755,000 as compared to approximately $1,831,000 for the comparable period in the prior year. The small decrease in 1998 is due primarily by softness in sales of certain (OEM) original equipment manufacturer contracts, prompted by corporate acquisitons. The Company was able to recover most of the loss by obtaining new contracts.

    Total cost of product sales decreased as a percent of net product sales from 42.3 percent to 39.7 percent when comparing 1998 and 1997. The decrease in cost reflects on-going quality and cost reduction efforts and a more profitable product mix.

     Selling, general administrative, advertising and promotion expenses were approximately $688,000 for the first quarter of 1998, compared to approximately $565,000 for the same period of 1997, an increase of $123,000 or 22 percent. The overall increase in 1998 is the result of additional sales personnel, which were placed during the second quarter of 1997 and increased advertising and promotion expenses for 1998.

     The Company currently invests its excess cash in low-risk, short term interest bearing instruments. During the three month period ended March 30, 1998, the Company earned approximately $20,000 of interest income compared to approximately $23,000 for the same period of 1997.

     The provision for income taxes of $120,000 and $174,000 for the three month period ended March 31, 1998 and 1997, respectively, represents state and federal income taxes.

     These factors and licensing revenues resulted in net income of approximately $182,000 for the first quarter of 1998, as compared to net income of approximately $261,000 for the comparable period in the prior year.

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


                             CAS MEDICAL SYSTEMS, INC.
                             (Registrant)



May 11, 1998                 Louis P. Scheps
Date                         Louis P. Scheps
                             President and Chief Executive Officer
                             and Chief Financial Officer