Form 10QSB
period 1998-06-30
CAS MEDICAL SYSTEMS INC
filed 1998-08-10
CIK 764579

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


               Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934



                     For Quarter Ended June 30, 1998

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


Common Stock, $.004 par value:    9,329,277 shares as of June 30, 1998.

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


     In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of June 30, 1997, and the results of its operations and its cash flows for the three months and six months ended June 30, 1998 and 1997 have been included.

                         CAS MEDICAL SYSTEMS, INC.

                               BALANCE SHEETS

                                          (Unaudited)          (Audited)
                                         June 30, 1998     December 31, 1997

ASSETS
Current Assets:
  Cash and cash equivalents                $1,530,618          $2,190,345
  Accounts receivable, net of allowance
    for doubtful accounts                   1,024,322           1,055,881
  Inventory                                   876,241             725,121
  Other current assets                        132,121             182,339
                                           ----------           ---------
    Total current assets                    3,563,302           4,153,686
                                           ----------           ---------
Property and Equipment
  Land and improvements                       535,000                   -
  Furniture and equipment                   1,131,206           1,048,430
  Construction in progress                    125,554                   -
  Leasehold improvements                       58,079              58,079
                                          -----------           ---------
                                            1,849,839           1,106,509
  Less-Accumulated depreciation
    and amortization                          930,138             874,855
                                          -----------           ---------
                                              919,701             231,654
Other Assets, net of accumulated
  amortization                                  8,199               8,199
                                           ----------           ---------
Total assets                               $4,491,202          $4,393,539
                                           __________           _________

                         CAS MEDICAL SYSTEMS, INC.

                               BALANCE SHEETS

                                          (Unaudited)         (Audited)
                                         June 30, 1998     December 31, 1997

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $   185,620           $239,172
  Income taxes payable                         233,673            247,392
  Accrued payroll                               69,916            198,639
  Accrued professional fees                     31,000             61,000
  Accrued warranty                              30,000             30,000
  Other accrued expenses                        42,366             94,400
                                            ----------           --------
    Total current liabilities                  592,575            870,603
                                            ----------           --------

Shareholders' Equity:
  Common stock, $.004 par value per share,
   19,000,000 shares authorized, 9,329,277
   shares issued and outstanding in 1998
   and 1997.                                    37,317             37,317

  Additional paid-in capital                 2,697,364          2,697,364
  Retained earnings                          1,163,946            788,255
                                            ----------          ---------
  Total shareholders' equity                 3,898,627          3,522,936
                                            ----------          ---------
Total liabilities and
    shareholders' equity                  $  4,491,202         $4,393,539
                                            __________          _________

See Notes to Financial Statements


                             CAS MEDICAL SYSTEMS, INC.

                                STATEMENTS OF INCOME

                     FOR THE SIX MONTHS AND THREE MONTHS ENDED

                               JUNE 30, 1998 AND 1997
                                    (Unaudited)


                                       Six Months Ended         Three Months
Ended
                                           June 30,                  June 30,

                                       1998        1997          1998
1997
                                       ________________
________________
REVENUES:
  Net product sales                 $3,486,465  $3,292,271    $1,809,015
$1,553,275
  Licensing fees                       140,809     149,004        63,284
57,449
                                     ---------    ---------    ---------
---------
                                     3,627,274   3,441,275    $1,872,299
1,610,724

OPERATING EXPENSES:
  Cost of product sales              1,411,388   1,388,658       745,525
653,700
  Selling, general & administrative  1,383,081   1,231,359       695,408
666,510
  Research & development               271,237     243,709       151,882
124,488
                                     ---------   ---------     ---------
---------
  Operating income                     561,568     577,549       279,484
166,026
                                     ---------   ---------     ---------
---------
  Interest income, net                  64,123      32,027        43,742
8,674
                                     ---------   ---------     ---------
---------
  Income Before Income Taxes           625,691     609,576       323,226
174,700

PROVISION FOR INCOME TAXES             250,000     246,000       130,000
72,000
                                     ---------   ---------     ---------
---------
  Net Income                        $  375,691  $  363,576    $  193,226 $
102,700
                                     _________   _________     _________
_________
Weighted average shares
  outstanding                        9,329,277   9,329,277     9,329,277
9,329,277


Add: dilutive warrants and options     601,767     593,171       580,946
530,709
                                     _________   _________     _________
_________
Total weighted average shares and
 dilutive securities outstanding     9,931,044   9,922,448     9,910,223
9,859,986
                                     _________   _________     _________
_________
Net income per share:
  Basic                                $0.04      $0.04         $0.02
$0.01
                                     _________   _________     _________
_________
  Assuming Dilution                    $0.04      $0.04         $0.02
$0.01
                                     _________   _________     _________
_________

See Notes To Financial Statements

                              CAS MEDICAL SYSTEMS, INC.

                          STATEMENTS OF SHAREHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                           Additional
                      Common Stock          Paid-In      Accumulated
                     Shares  Amount         Capital       (Deficit)
                     ______________        __________    ___________
Balance,
  December 31,
   1996 (Audited)   9,329,277 $37,317      $2,697,364   $   123,213

Net income for
  six months                -       -               -       363,576


                    --------- -------      ----------   ------------
Balance
 June 30, 1997      9,329,277 $37,317      $2,697,364   $   486,789
 (Unaudited)        _________ _______      __________    ___________


                                           Additional
                       Common Stock         Paid-In      Accumulated
                      Shares  Amount        Capital       (Deficit)
                      ______________       __________    ___________
Balance,
  December 31,
   1997 (Audited)   9,329,277 $37,317      $2,697,364    $  788,255

Net income for
  six months                -       -               -       375,691

                    --------- -------      ----------    ----------
Balance
 June 30, 1998      9,329,277 $37,317      $2,697,364    $1,163,946
 (Unaudited)        _________ _______      __________    __________

See Notes to Financial Statements

                          CAS MEDICAL SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                               Six Months Ended June 30,
                                                   1998         1997
                                                __________   __________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $  375,691   $  363,576
  Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
    Depreciation and amortization                  55,283       46,344
    Decrease in accounts receivable                31,559      374,393
    (Increase) in inventory                      (151,120)    ( 60,170)
    Decrease in other current assets               50,218       54,697
    (Increase) in accounts payable and
      accrued expenses                           (278,028)    (511,980)
                                                 ________      _______
    Net cash provided by operating
     activities                                    83,603      266,860

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures            (743,330)    ( 46,315)
                                                 ________      _______
  Net cash used in investing activities          (743,330)    ( 46,315)

  Net increase (decrease) in cash and
    cash equivalents                             (659,727)     220,545

CASH AND CASH EQUIVALENTS, at beginning
  of period                                     2,190,345    1,606,979
                                                _________    _________
CASH AND CASH EQUIVALENTS, at end of period    $1,530,618   $1,827,524
                                               __________    _________
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest     $        -   $        -
  Cash paid during the period for income taxes $  188,700   $  323,000

See Notes to Financial Statements

                      CAS MEDICAL SYSTEMS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 1998
Note 1.  The Company:

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

     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At June 30, 1998 and December 31, 1997, inventory consisted of the following:
                                    June 30,             December 31,
                                      1998                   1997

     Raw Material                  $528,833                $459,358
     Work-In-Process                154,984                 173,598
     Finished Inventory             192,424                  92,165
                                    -------                 -------

                                   $876,241                $725,121
                                    _______                 _______
     Property and Equipment

     Property and equipment are stated at cost. Furniture and equipment are depreciated, using the straight-line method over the estimated useful lives of the assets which range from two to five years. Leasehold improvements are amortized over the life of the lease.

     Net Income Per Common Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share ("SFAS No. 128")." Under SFAS No. 128, primary earnings per share ("EPS") has been replaced with Basic EPS, which is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially dilutive securities is included. Fully diluted EPS has been replaced with Diluted EPS and assumes the conversion of all potentially dilutive securities using the treasury stock method. The Company adopted SFAS No. 128 in 1997.

     As of December 31, 1997, the Company had 1,180,100 options and 750,000 warrants to purchase shares of common stock outstanding.

     Options to purchase 527,000 shares of common stock at an average price of $.86 per share were outstanding during the first half of 1998 but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares.

     Reclassifications

     Certain reclassifications were made to prior year amounts to conform the current year presentation.

Note 3.  Debt:

At June 30, 1998, the Company had a line of credit with a Connecticut bank totalling $750,000. Borrowings under the line of credit bears interest at the prime rate plus 1.0%. At June 30, 1998 there were no borrowings outstanding under this line. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 20% of the line of credit.

Note 4.  License Agreement:

On July 1994, the Company entered into a four year licensing agreement with a major European manufacturer of patient monitors, granting a non-exclusive license to use the Company's blood pressure technology for a specific application, and allowing the exchange of technical know-how. During February 1997, the Company amended the original licensing agreement through the year 2000. As part of the agreement, the Company will receive license fees of $1,500,000 plus royalties, of which $1,006,000 has been received through June 30, 1998. The manufacturer has the option to extend the license to the year 2006 and only be liable for royalties. License fees are being recognized on a straight-line basis over the contract period.

Note 5.  New Facility

The company has entered into a contract to build a 24,000 square foot office, laboratory and manufacturing facility on 4.6 acres of land in Branford, Connecticut. the total cost is estimated to be $2,100,000. Present plans are to occupy the new facility in late 1998.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Liquidity and Capital Resources

    At June 30, 1998, the Company's cash and cash equivalents totaled $1,530,618 compared to $2,190,345 at December 31, 1997 and the
Company's working capital totaled $2,970,727 on June 30, 1998, compared to $3,283,083 on December 31, 1997. The Company's decreased cash position is due to the acquisition of 4.6 acres of land to build the new facility.

    At June 30, 1998, the Company had a line of credit with a Connecticut bank totaling $750,000. Borrowings under the line bears interest at the prime rate plus 1.0%. At June 30, 1998, there were no borrowings under the line.

     The Company believes that the cash generated from operations and its bank line of credit will be sufficient to meet the Company's short-term liquidity needs.

    Results of Operations

    Net income for the six month period ended June 30, 1998 was approximately $376,000($0.04 per share assuming dilution), compared to approximately $364,000 ($0.04 per share assuming dilution), for the same period of 1997. Net income for the second quarter of the current year was approximately $193,000 ($.02 per share assuming dilution), compared to approximately $103,000 ($0.01 per share assuming dilution), reported for the second quarter of 1997. The 1998 earnings performance was impacted by increased sales of certain of the Company's product lines, Neoguard (TM), and increased expenses by additional personnel, both in the selling and research development departments.

     The Company's revenues for the three month period ended June 30, 1998 were approximately $1,872,000 as compared to approximately $1,611,000 for the comparable period in the prior year. Revenues for the six month period ended June 30, 1998 reached approximately $3,627,000, compared to approximately $3,441,000 of the comparable period of 1997. Revenues for 1998 reflects a significant increase of 43 percent for Klear-Trace disposable products whereas diagnostic equipment sales decreased by 27 percent.

     Gross profit increased to 59.5 percent from 57.6 percent when comparing 1998 to 1997. The increase in gross profit reflects on going quality and cost reduction efforts and a more profitable product mix.

     Selling, general and administrative, research and development expenses were approximately $1,654,000 for the six month period ended June 30, 1998 as compared to approximately $1,475,000 for the same period of 1997, an increase of $179,000 or 12 percent. This increase in expenses for 1998 is due primarily to additional personnel both in the selling and research development departments.

     The Company currently invests its excess cash in low-risk, short term interest bearing instruments. During the six month period ended June 30, 1998, the Company earned approximately $64,000 of interest income compared to approximately $32,000 for the same period of 1997.

     The provision for income taxes of $250,000 and $246,000 for the six month period ended June 30, 1998 and 1997, respectively, represents state and federal income taxes.

     These factors and licensing revenues resulted in net income of approximately $376,000 for the period ended June 30, 1989, as compared to net income of approximately $364,000 for the comparable period in the prior year.

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