Form 10QSB
period 1998-09-30
CAS MEDICAL SYSTEMS INC
filed 1998-11-10
CIK 764579

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                               FORM 10-QSB


            Quarterly Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

                  For Quarter Ended September 30, 1998

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

Common Stock, $.004 par value:  9,329,277 shares as of September 30, 1998.

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


     In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of September 30, 1998 and December 31, 1997 and the results of its operations and its cash flows for the three months and nine months ended September 30, 1998 and 1997 have been included.

                         CAS MEDICAL SYSTEMS, INC.

                               BALANCE SHEETS
                                (Unaudited)
(Amounts in thousands, except per share data)
                                    September 30, 1998     December 31, 1997

ASSETS
Current Assets:
  Cash and cash equivalents                $1,657,477          $2,190,345
  Accounts receivable, net of allowance
    for doubtful accounts                     929,967           1,055,881
  Inventory                                   956,514             725,121
  Other current assets                        196,823             182,339
                                           ----------           ---------
    Total current assets                    3,740,781           4,153,686
                                           ----------           ---------
Property and Equipment
  Land and improvements                       535,000                   -
  Furniture and equipment                   1,172,961           1,048,430
  Construction in progress                    665,798                   -
  Leasehold improvements                       58,079              58,079
                                          -----------           ---------
                                            2,431,838           1,106,509
  Less-Accumulated depreciation
    and amortization                          959,298             874,855
                                          -----------           ---------
                                            1,472,540             231,654
Other Assets, net of accumulated
  amortization                                  8,199               8,199
                                           ----------           ---------
Total assets                               $5,221,520          $4,393,539
                                           __________           _________

See Notes to Financial Statements

                         CAS MEDICAL SYSTEMS, INC.

                               BALANCE SHEETS
                                (Unaudited)
(Amounts in thousands, except per share data)
                                    September 30, 1998     December 31, 1997

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $   489,880         $  239,172
  Income taxes payable                         311,195            247,392
  Accrued payroll                              108,752            198,639
  Accrued professional fees                     44,750             61,000
  Accrued warranty                              20,000             30,000
  Other accrued expenses                       210,761             94,000
                                            ----------           --------
    Total current liabilities                1,185,338            870,603
                                            ----------           --------

Shareholders' Equity:
  Common stock, $.004 par value per share
   19,000,000 shares authorized, 9,329,277
   shares issued and outstanding in 1998
   and 1997.                                    37,317             37,317

  Additional paid-in capital                 2,697,364          2,697,364
  Retained earnings                          1,301,501            788,255
                                            ----------          ---------
  Total shareholders' equity                 4,036,182          3,522,936
                                            ----------          ---------
Total liabilities and
    shareholders' equity                  $  5,221,520         $4,393,539
                                            __________          _________

See Notes to Financial Statements

                             CAS MEDICAL SYSTEMS, INC.

                                STATEMENTS OF INCOME
                     FOR THE NINE MONTHS AND THREE MONTHS ENDED

                            SEPTEMBER 30, 1998 AND 1997
                                    (Unaudited)

(Amounts in thousands, except per share data)
                                         (Unaudited)                (Unaudited)

                                      Nine Months Ended         Three Months
Ended
                                        September 30,              September
30,
                                       1998        1997          1998
1997
                                       ________________
________________
REVENUES:
  Net product sales                 $5,210,630  $4,646,181    $1,724,165
$1,353,910
  Licensing fees                       222,373     201,943        81,564
52,939
                                     ---------    ---------    ---------
---------
                                     5,443,003   4,848,124    $1,805,729
1,406,849
OPERATING EXPENSES:
  Cost of product sales              2,178,635   2,008,707       767,247
620,049
  Selling, general & administrative  2,072,316   1,843,427       689,235
612,068
  Research & development               410,463     375,528       139,226
131,819
                                     ---------   ---------     ---------
---------
  Operating Income                     771,589     620,462       210,021
42,913
                                     ---------   ----------    ---------
---------
Interest Income, net                    84,657      59,819        20,534
27,792
                                     ---------   ---------     ---------
---------
  Income Before Income Taxes           856,246     680,281       230,555
70,705

PROVISION FOR INCOME TAXES             343,000     272,000        93,000
26,000
                                     ---------   ---------     ---------
---------
  Net Income                        $  513,246  $  408,281    $  137,555 $
44,705
                                     _________   _________     _________
_________
Weighted average shares
  outstanding:                       9,329,277   9,329,277     9,329,277
9,329,277

Add: dilutive warrants & options       519,260     601,767       408,145
580,946
                                     _________   _________     _________
_________
Total weighted average shares
  and dilutive securities
  outstanding                        9,848,537   9,931,044     9,737,422
9,910,223
                                     _________  __________    __________
__________
Net income per share:
  Basic                               $0.06       $0.04         $0.01      $0.00
  Assuming dilution                   $0.05       $0.04         $0.01      $0.00
                                     _________   _________     _________
_________

See Notes To Financial Statements

                              CAS MEDICAL SYSTEMS, INC.

                          STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                          Additional
                      Common Stock         Paid-In      Accumulated
                     Shares  Amount        Capital       (Deficit)
                     ______________       __________    ___________
Balance,
  December 31,
   1996 (Audited)   9,329,277 $37,317     $2,697,364   $   123,213

Net income for
  nine months               -       -              -       408,281
                    --------- -------     ----------   ------------
Balance
 September 30, 1997
  (Unaudited)       9,329,277 $37,317     $2,697,364   $   531,494
                    _________ _______     __________    ___________
                                          Additional
                       Common Stock        Paid-In      Accumulated
                      Shares  Amount       Capital       (Deficit)
                      ______________      __________    ___________
Balance,
  December 31,
   1997 (Audited)   9,329,277 $37,317     $2,697,364   $   788,255

Net income for
  nine months               -       -              -       513,246

                    --------- -------     ----------   ------------
Balance
 September 30,
  1998              9,329,277 $37,317     $2,697,364   $ 1,301,501
 (Unaudited)        _________ _______     __________   ____________

See Notes to Financial Statements

                          CAS MEDICAL SYSTEMS, INC.

                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)
(Amounts in thousands)
                                            Nine Months Ended September 30,
                                                  1998           1997
                                               ___________    __________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $ 513,246     $ 408,281
  Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
    Depreciation and amortization                 84,443        69,755
    Decrease in accounts receivable              125,914       439,623
    (Increase) in inventory                     (231,393)    (  37,490)
    (Increase) Decrease in other current
     assets                                     ( 14,484)       45,247
    Increase (Decrease) in accounts payable
     and accrued expenses                        314,735     ( 255,010)
                                                 _______       _______
    Net cash provided by operating activities    792,461       670,406

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures         (1,325,329)     ( 47,566)
                                               _________       _______
    Net cash (used in) investing activities   (1,325,329)     ( 47,566)

  Net increase in cash and cash equivalents   (  532,868)      622,840

CASH AND CASH EQUIVALENTS, at beginning
  of period                                    2,190,345     1,606,979

CASH AND CASH EQUIVALENTS, at end of period   $1,657,477    $2,229,819
                                               _________     _________
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest      $     34      $      -
  Cash paid during the period for income taxes  $277,262      $427,500

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

     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At September 30, 1998 and December 31, 1997, inventory consisted of the following:
                                  September 30,          December 31,
                                      1998                   1997

     Raw Material                  $607,413                $459,358
     Work-In-Process                 90,950                 173,598
     Finished Inventory             258,151                  92,165
                                    -------                 -------
                                   $956,514                $725,121
                                    _______                 _______
     Property and Equipment

     Property and equipment are stated at cost. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets which range from two to five years. Leasehold improvements are amortized over the life of the lease.

     Net Income Per Common Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share ("SFAS No. 128")." Under SFAS No. 128, primary earnings per share ("EPS") has been replaced with Basic EPS, which is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially dilultive securities is included. Fully diluted EPS has been replaced with Diluted EPS and assumes the conversion of all potentially dilutive securities using the treasury stock method. The Company adopted SFAS No. 128 in 1997.

     As of September 30, 1998, the Company had 1,180,100 options and 750,000 warrants to purchase shares of common stock outstanding.

     Options to purchase 727,000 shares of common stock at an average price of $.79 per share were outstanding during the first nine months of 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

     Reclassifications

     Certain reclassifications were made to prior year amounts to conform to current year presentation.

Note 3.  Debt:

At September 30, 1998, the Company had a line of credit with a Connecticut bank totaling $1,000,000. Borrowings under the line of credit bear interest at the prime rate plus 1.0%. At September 30, 1998, there were no borrowings outstanding under this line. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 20% of the line of credit.

Note 4.  License Agreement

     On July 27, 1994, the Company entered into a four year licensing agreement with a major European manufacturer of patient monitors, granting a nonexclusive license to use the Company's blood pressure technology for a specific application, and allowing the exchange of technical know-how. During February 1997, the Company amended the original license agreement through the year 2000. As part of the agreement, the Company will receive license fees of $1,500,000 plus royalties, of which $1,221,000 has been received through September 30, 1998. The manufacturer has the option to extend the license to the year 2006 and only be liable for royalties. License fees are being recognized on a straight line basis over the contract period.

Note 5.  New Facility

     The Company has entered into a contract to build a 24,000 square foot office, laboratory and manufacturing facility on 4.6 acres of land in Branford, Connecticut. The total cost is estimated to be $2,200,000. Present plans are to occupy the new facility in late 1998.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Liquidity and Capital Resources

        At September 30, 1998, the Company's cash and cash equivalents totaled $1,657,477 compared to $2,190,345 at December 31, 1997. The Company's working capital totaled $2,555,443 on September 30, 1998, compared to $3,283,083 on December 31, 1997. The Company's decreased cash position is due to the acquisition of 4.6 acres of land to build the new facility.

    At September 30, 1998, the Company had a line of credit with a Connecticut bank totaling $1,000,000. Borrowing under the line bears interest at the prime rate plus 1.0%.

     The Company believes that cash generated from operations and its bank line of credit will be sufficient to meet the Company's short-term liquidity needs.


    Results of Operations

    Net income for the nine month period ended September 30, 1998 was approximately $513,000 ($0.05 per share assuming dilution), compared to approximately $408,000 ($0.04 per share assuming dilution), reported for the same period of 1997. Net income for the third quarter of the current year was approximately $138,000 compared to $45,000 reported for the third quarter of 1997. The 1998 earnings performance was impacted by increased sales of certain of the Company's product lines.

     The Company's revenues for the third quarter ended September 30, 1998 were approximately $1,806,000 as compared to approximately $1,407,000 for the comparable period in the prior year. Revenues for the nine month period ended September 30, 1998 reached approximately $5,433,000, an increase of approximately $585,000 from the comparable period of 1997. Revenues for 1998 reflects a significant increase of 36 percent for Klear-Trace disposable products, whereas diagnostic equipment sales decreased by 12 percent.

     Total cost of product sales as a percentage of net product sales was
41.8 percent for 1998 compared to 43.2 percent for 1997. The favorable impact reflects on going quality and cost-reduction efforts and a more profitable product mix.

     Selling, general and administrative, research and development expenses were approximately $2,483,000 for the nine month period ended September 30, 1998 as compared to approximately $2,219,000 for the same period of 1997, an increase of $264,000 or 12 percent. This increase in expenses for 1998 is due primarily to additional personnel, both in the selling and research development departments.

     The Company currently invests its excess cash in low-risk, short term interest bearing instruments. During the nine month period ended September 30, 1998, the Company earned approximately $85,000 of interest income compared to approximately $60,000 for the same period of 1997.

     The provision for income taxes of $343,000 and $272,000 for the nine month period ended September 30, 1998 and 1997, respectively, represents state and federal income taxes.

     These factors and licensing revenues resulted in net income of approximately $513,000 for the period ending September 30, 1998, as compared to net income of approximately $408,000 for the comparable period in the prior year.


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



                                CAS MEDICAL SYSTEMS, INC.
                                Registrant



November 5, 1998                Louis P. Scheps
Date                            Louis P. Scheps
                                President and Chief Executive Officer
                                and Chief Financial Officer