Form 10KSB
period 1998-12-31
CAS MEDICAL SYSTEMS INC
filed 1999-03-29
CIK 764579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                For the Fiscal Year Ended December 31, 1998
                      Commission File Number 2-96271-B

                            CAS MEDICAL SYSTEMS, INC.
              (Name of Small Business Issuer as specified in its charter)
                 Delaware                              06-1123096
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

          44 East Industrial Road
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The Registrant's revenues for the fiscal year ended December 31, 1998 were $7,019,942.

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 23, 1999 was based upon the last sale price of such stock on that date on the over-the counter market commonly referred to as the "pink sheets" was $2,363,790. The number of shares of the Registrant's Common Stock outstanding as of March 23, 1999 was 9,346,777.

                    DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 16, 1999 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Form 10-KSB.

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

Pedisphyg, Safe-Cuff, Tuff-Cuff and PAPERCUFF Blood Pressure Cuffs

The Company manufactures and sells complete lines of disposable and multi-use blood pressure cuffs for hospital use. These cuffs are based on design criteria developed from scientific studies to ensure the highest degree of accuracy. They can be used with all of the blood pressure monitors currently available in hospitals, thus permitting hospitals to use the Company as a sole supplier for blood pressure cuffs.

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

Sales and Marketing

Domestic sales are conducted by 18 specialty distributors across the country, each of whom has exclusive sales rights in a limited geographic area and covers either the hospital arena or emergency medical services. During 1998, the Company had a non-exclusive Marketing and Distribution Agreement (the "Agreement") with Graphic Controls Corporation ("Graphic Controls"), pursuant to which Graphic Controls sold certain of the Company's neonatal specialty products solely to specific large hospital purchasing groups. This Agreement was mutually terminated by the parties in December 1998.

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

                  Financial Information Relating to Sales
                          Year Ended December 31,

                               1998        1997         1996

    Domestic Sales         $4,765,323   $4,649,474   $4,816,108
    Export (Including
      Licensing Revenues)   2,254,619    2,251,702    2,371,007
                            _________    _________    _________

                           $7,019,942   $6,901,176   $7,187,115
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

Customers

During 1998, 1997 and 1996, the Company had sales to one customer which in the aggregate accounted for approximately 13% of sales in each of the three years reported.

Research and Development

In 1998, 1997 and 1996, the Company spent approximately $548,000, $519,000 and $396,000, respectively, on activities relating to the development of new products and the improvement of existing products.

The Company wil continue to develop and expand its patient monitoring capability, by adding new physiological parameters. In addition, plans are in process to greatly improve information processing within the monitor, using new screen and communication technology. This will allow the Company to significantly increase sales penetration in the Acute and Intensive Care market.

Employees

As of December 31, 1998, the Company had 58 employees of whom 55 were full-time. The Company has no collective bargaining agreements and believes that relations with its employees are good.

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

ISO 9001

In September 1996, the quality system at CAS was certified to ISO 9001/EN 46001 by the accredited body, BSI Inc. This certification recognizes CAS for its achievement in implementing and maintaining a world class quality system and prepares CAS for the use of the "CE" mark. The CE mark is now required for medical devices to gain access to the European Union common market. The FDA, recognizing the value of a universally accepted quality system, has patterened its new Quality System Regulation after ISO 9001. CAS is in full compliance with the new Quality System Regulation.

Backlog

The Company's practice is to ship its products upon receipt of a customer's order or pursuant to customer-requested ship dates. On December 31, 1998, the Company had a backlog of orders from customers for products with requested ship dates in 1999 totaling approximately $1,184,000 deliverable throughout 1999, as compared to $1,188,000 as of December 31, 1997. During the first quarter of 1999, the Company will fulfill approximately $147,000 of this backlog.

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

The Company filed a patent application on behalf of an employee covering the method of operation of its blood pressure measurement monitor. This patent, issued under Patent Number 4,796,184, was assigned to the Company. The Company also holds Patent Number 4,966,992, which covers the design of a blood pressure monitor for use with hyperbaric chambers. The Company holds Patent Number 5,101,830, which covers the design of a blood pressure cuff.

The Company has copyright protection for the software used in its blood pressure monitors.

ITEM 2.  PROPERTIES

During November 1998, the Company relocated to a 24,000 square foot office, laboratory and manufacturing facility owned by the Company in Branford, Connecticut. Total cost of this new facility was approximately $1,933,000. TheCompany is the sole tenant of this new facility.

During January 1999, the Company obtained a nineteen year, 7.25% fixed rate $1,310,000 mortgage from a local bank. The mortgage is secured by a first mortgage lien on the Company property consisting of 4.6 acres of land and the 24,000 square foot industrial building.The estimated payments are approximately $10,600 per month. The Company believes that insurance on the property is adequate.

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings involving the Company are pending at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS

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

    Period Ended                     High                  Low

    March 31, 1997                 $ 11/16              $  7/16
    June 30, 1997                     3/4                  1/2
    September 30, 1997               27/32                 5/8
    December 31, 1997                 7/8                 19/32
    March 31, 1998                   21/32                19/32
    June 30, 1998                    11/16                 5/8
    September 30, 1998               33/64                25/64
    December 31, 1998                21/32                19/32

    (b) The following table sets forth the approximate number of holders of record of Common Stock of the Company on December 31, 1998.

    Title of Class                               Number of Shareholders

    Common Stock, $.004 par value                          400

    (c) No cash dividends have been declared on the Company's common stock during 1998 or 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

    As of December 31, 1998, the Company's cash and cash equivalents totaled $1,442,342, compared to $2,190,345 at December 31, 1997 (a decrease of 34%), and the Company's working capital totaled $1,974,600 on December 31, 1998, compared to $3,283,083 on December 31, 1997. The Company's decreased cash position is due to internally financing approximately $1,933,000 for the new 24,000 square foot office, laboratory and manufacturing facility, on 4.6 acres of acquired land in Branford, Connecticut. Consequently, the Company's working capital ratio decreased from 5.14 at December 31, 1997 to 2.31 at December 31, 1998.

    At December 31, 1998, the Company had a line of credit with a Connecticut bank totaling $1,000,000. Borrowings under the line of credit bear interest at prime plus 1.0%. At December 31, 1998, there were no borrowings outstanding under this line.

    On July 27, 1994, the Company entered into a new four year licensing agreement with a major European manufacturer of patient monitors, granting a nonexclusive license to use the Company's blood pressure technology for a specific application, and allowing the exchange of technical know-how. During February 1997, the Company amended the original licensing agreement through the year 2000. As part of this agreement, the Company will receive license fees of $1,500,000 plus royalties, of which $1,100,000 in license fees has been received through December 31, 1998. The manufacturer has the option to extend the license to the year 2006 and only be liable for royalties. License fees are being recognized on a straight line basis over the contract period.

    The Company believes that existing funds together with internally generated funds from 1999 operations and its existing line of credit arrangement will provide the Company with adequate liquidity and capital resources to meet its 1999 financial requirements.

Year 2000 Compliance

    The Year 2000 ("Y2K") issue relates to the inability of information systems to properly recognize and process date sensitive information beyond January 1, 2000. Many computer systems and software products may not be able to interpret dates after December 31, 1999 because such systems and products allow only two digits to indicate the year in a date. As a result, these systems and products are unable to distinguish January 1, 2000 from January 1, 1900, which could have adverse consequences on the operations of an entity and the integrity of its information processing.

    The Company's management has recognized the need to address the Year 2000 issue within its internal operational systems as well as with suppliers and other third parties. As with many other companies, a significant number of the Company's information systems have required and will require modification to render these systems Y2K compliant. The company recognizes that failure by the Company to timely resolve internal Y2K issues could result in an inability of the Company to ship products, to receive raw materials, to pay for materials received (which could delay delivery of undelivered materials), and to otherwise process its daily business for an indeterminate period of time, each of which could materially and adversely affect the Company's financial conditions and results of operations. However, the Company's management presently believes these scenarios are unlikely based on the progress the Company has made in its Y2K compliance process.

    The Company purchased a new Enterprise Resource Planning (ERP) software to replace the existing software package and migrate its current MMPII package onto IBM hardware running Microsoft NT. This total package is fully year 2000 compliant and the total cost is estimated under $50,000. The Company is also surveying all suppliers to determine their compliance with the Y2K issue and what impact, if any, their efforts will have on the Company's business.

    However, if the Company and third parties, upon which it relies, are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

Results of Operations

    1998 Compared to 1997

    The Company earned $816,000 ($.08 per common share on a diluted basis) in 1998, compared to $665,000 ($.07 per common share on a diluted basis) in 1997.
 The 1998 earnings performance was favorably impacted by revenues from a one-time contract settlement and an increase in licensing fee revenues.

    The Company's revenues for the year ended December 31, 1998 were approximately $7,020,000 and exceeded the comparable period in 1997 by approximately $119,000. Sales revenues for 1998 reflects a significant increase of 22 percent for Klear-Trace disposable products, whereas diagnostic equipment sales decreased by 21 percent. This is attributed to the loss of a few key OEM accounts due to their corporate restructuring.

    Total cost of product sales as a percentage of net product sales was 43.6 percent for 1998 compared to 42.7 percent for 1997. The slight increase in cost is due primarily to product mix.

    Research and development expenses increased by 6 percent during 1998 to approximately $548,000 compared to approximately $519,000 for the same period of 1997, primarily due to development cost of new products.

    Selling, general and administrative expenses were approximately
$3,011,000 in the year ended December 31, 1998 compared to approximately $2,502,000 in the prior year, an increase of 20 percent. The increase is due to the continued growth in personnel in sales and marketing, both domestic and international.

    The Company currently invests its excess cash in low-risk, short-term interest bearing instruments. During 1998, the Company earned approximately $106,000 of interest income compared to approximately $76,000 for 1997.

    1997 Compared to 1996

    The Company earned $665,000 ($.07 per common share on a diluted basis) in 1997, compared to $906,000 ($.09 per common share on a diluted basis) in 1996.
 The 1997 earnings performance was impacted by softness in sales of certain of the Company's product lines and increased personnel in the sales and research development departments.


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


ITEM 7.  INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                     F-1

Balance Sheets - December 31, 1998 and 1997                  F-2 to F-3

Statements of Income for the Years Ended
  December 31, 1998, 1997 and 1996                           F-4

Statements of Shareholders' Equity for the
  Years Ended December 31, 1998, 1997 and 1996               F-5

Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996                           F-6 to F-7

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Reference is made to the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 23, 1999 and filed with the Securities and Exchange Commission.

ITEM 10.  EXECUTIVE COMPENSATION

    Reference is made to the sections entitled "Compensation of Executive Officers" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 23, 1999, and filed with the Securities and Exchange Commission.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the sections entitled "Stock Ownership" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 23, 1999, and filed with the Securities and Exchange Commission.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company and Mr. Scheps have entered into an employment agreement pursuant to which Mr. Scheps serves as President and Chief Excutive Officer of the Company. As of September 1, 1998, the employment agreement was amended (as amended, the "Employment Agreement") to extend its term through August 31, 2000 and provide for a base salary of $185,000 per year. The Employment Agreement also provides that if a "Change of Control" (as defined below) occurs, and upon such Change of Control occuring, the Employment Agreement is not extended for a period of at least one year following the stated termination date of the Employment Agreement, then Mr. Scheps shall be paid a lump sum of $250,000 on such stated termination date. "Change of Control" is defined in the Employment Agreement to mean (i) a sale of all or substantially all of the Compay's assets, (ii) a merger involving the Company in which the Company is not the survivor and the Company's stockholders prior to the merger control less than fifty percent of the voting stock of the surviving entity,
(iii) a sale by the Company's stockholders to an acquiror or acquirors acting in concert of more than a majority of the then outstanding stock of the Company owned by the Company's stockholders, or (iv) any event similar to any of the foregoing. In connection with the amendment of the Employment Agreement, Mr. Scheps was granted a warrant to purchase 100,000 shares of the Company common stock at an exercise price of $1.00 per share. This warrant is exrcisable solely in the event of a Change of Control.

    The Company also has an employment agreement with Dr. Cohen under which he serves as Executive Vice President of the Company through December 31, 1999 at an annual base salary of $99,600. There are no benefits payable to Dr. Cohen upon termination of the agreement.

                                  PART IV

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

    (A)  3.1   (a)  Certificate of Incorporation of Registrant*

               (b)  By-Laws of Registrant*

         23.1  Consent of Independent Public Accountants

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

                    CAS MEDICAL SYSTEMS, INC.


                  INDEX TO FINANCIAL STATEMENTS





                                                             Page


Report of Independent Public Accountants                      F-1

Balance Sheets -- December 31, 1998 and 1997               F-2 to F-3

Statements of Income for the Years Ended December 31,         F-4
  1998, 1997 and 1996

Statements of Shareholders' Equity for the Years Ended        F-5
  December 31, 1998, 1997 and 1996

Statements of Cash Flows for the Years Ended December
  31, 1998, 1997 and 1996                                  F-6 to F-7

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

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of CAS Medical Systems, Inc.:


We have audited the accompanying balance sheets of CAS Medical Systems, Inc. (a Delaware corporation) as of December 31, 1998 and 1997, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CAS Medical Systems, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                        ARTHUR ANDERSEN LLP

Stamford, Connecticut,
  January 22, 1999

                                    F-2
                         CAS MEDICAL SYSTEMS, INC.

                BALANCE SHEETS -- DECEMBER 31, 1998 AND 1997



                  ASSETS                          1998         1997
CURRENT ASSETS:
  Cash and cash equivalents                    $1,442,342   $2,190,345
  Accounts receivable, net of allowance for
    doubtful accounts of $16,838 and $27,289
    in 1998 and 1997, respectively                859,699    1,055,881
  Inventories                                     948,293      725,121
  Deferred tax asset                               94,599      112,000
  Other current assets                             79,711       70,339

  Total current assets                         3,460,545     4,153,686

PROPERTY AND EQUIPMENT:
Land and improvements                            535,000             -
Buildings and improvements                     1,379,590             -
Machinery and equipment                        1,151,946     1,048,430
Leasehold improvements                                 -        58,079

Less-accumulated depreciation                    704,849       874,855

                                               2,361,687       231,654

OTHER ASSETS                                       2,901         8,199

  Total Assets                                 $5,825,133   $4,393,539



The accompanying notes to financial statements are an integral part of these statements

                                    F-3
                         CAS MEDICAL SYSTEMS, INC.

                BALANCE SHEETS -- DECEMBER 31, 1998 AND 1997

                                 (continued)


LIABILITIES AND SHAREHOLDERS' EQUITY                 1998          1997
CURRENT LIABILITIES:
  Accounts payable                               $  614,355    $  239,172
  Income taxes payable                              444,720       247,392
  Accrued payroll                                   259,697       198,639
  Accrued professional fees                          90,500        61,000
  Accrued warranty expense                           20,000        30,000
  Other accrued expenses                             56,673        94,400

  Total current liabilities                       1,485,945       807,603

SHAREHOLDERS' EQUITY:
  Common stock, $.004 par value, 19,000,000
    shares authorized, 9,329,277 shares issued
    and outstanding in 1998 and 1997                 37,317        37,317
  Additional paid-in capital                      2,697,364     2,697,364
  Retained earnings                               1 604,507       788,255

  Total shareholders' equity                      4,339,188     3,522,936
Total liabilities and shareholders' equity       $5,825,133    $4,393,539


The accompanying notes to financial statements are an integral part of these statements.

                                    F-4
                         CAS MEDICAL SYSTEMS, INC.
                            STATEMENTS OF INCOME

            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                           1998        1997        1996
REVENUES:
  Net product sales                    $6,726,764  $6,620,328  $6,910,827
  Licensing fees                          293,178     280,848     276,288

                                                    6,901,176   7,187,115

OPERATING EXPENSES:
  Cost of product sales                 2,933,512   2,826,718   3,019,282
  Selling, general and administrative   3,010,884   2,501,894   2,272,602
  Research and development                547,718     519,227     396,234

  Operating income                        527,828   1,053,337   1,498,997

OTHER INCOME                              725,000           -           -

INTEREST INCOME, net                      106,424      75,706      36,717

  Income before income taxes            1,359,252   1,129,043   1,535,714

PROVISION FOR INCOME TAXES                543,000     464,000     630,000

  Net income                           $  816,252  $  665,043  $  905,714
                                        ---------    --------    --------
Weighted average number of common
  shares outstanding:
  Basic                                 9,329,277   9,329,277   9,316,202
                                        ---------   ---------   ---------
  Assuming dilution                     9,839,689   9,979,489  10,228,275
                                        ---------  ----------   ---------
Earnings per common share:
  Basic                                      $.09        $.07        $.10
                                        ---------  ----------   ---------
  Assuming dilution                          $.08        $.07        $.09
                                        ---------  ----------   ---------

The accompanying nots to financial statements are an integral part of these statements

                                                  F-5
                                       CAS MEDICAL SYSTEMS, INC.
                                   STATEMENTS OF SHAREHOLDERS' EQUITY

                          FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 Preferred Stock          Common Stock
Additional      Retained
                                ----------------        ------------------
Paid-In        Earnings/
                                Shares     Amount       Shares      Amount
Capital        (Deficit)
                                ______    ________      ______      ______
__________      _________
BALANCE, December 31, 1995      3,000      300,000    9,279,477    $37,118
$2,675,469        (782,501)

  Common stock issued              -             -       49,800        199
 21,895               -

 Redemption of Preferred Stock (3,000)    (300,000)           -          -
      -               -

 Net income                        -             -            -          -
      -         905,714
                               ------      -------    ---------     ------
---------      ----------
BALANCE, December 31, 1996         -             -    9,329,277    $37,317
$2,697,364         123,213

  Net income                       -             -            -          -
      -         665,042
                               ------      -------    ---------     ------
---------      ----------

BALANCE, December 31, 1997         -             -    9,329,277    $37,317
$2,697,364      $  788,255

  Net income                       -             -            -          -
      -         816,252
                               ------      -------    ---------     ------
---------       ---------
BALANCE, December 31, 1998         -             -    9,329,277    $37,317
$2,697,364      $1,604,507

The accompanying notes to financial statements are an integral part of these statements

                                    F-6
                         CAS MEDICAL SYSTEMS, INC.

                          STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                               1998       1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $  816,252   $665,043   $ 905,714
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization                 124,066     92,175      76,968
Decrease (increase) in deferred tax asset      17,500          -     (87,000)
Decrease (increase) in accounts receivable    160,182     56,636    (378,642)
(Increase) decrease in inventory             (223,172)    34,641      83,542
(Increase) decrease in other current assets  (  4,074)     7,890      (3,789)
Increase (decrease) in accounts
  payable and accrued expenses                615,342   (135,199)    290,423
                                            ---------     ------     -------
  Net cash provided by operating activities 1,506,096    721,186     887,216
                                            ---------    -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment  (2,254,099)  (137,820)    (84,334)
    Net cash used in investing activities  (2,254,099)  (137,820)    (84,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock            -          -      22,094
  Redemption of shares of preferred stock           -          -    (300,000)
                                            ---------   --------     -------
    Net cash used in financing activities           -          -    (277,906)
                                            ---------   --------     -------
    Net (decrease) increase in cash and
      cash equivalents                     (  748,003)   583,366     524,976

CASH AND CASH EQUIVALENTS, beginning of
  year                                      2,190,345  1,606,979   1,082,003

CASH AND CASH EQUIVALENTS, end of year     $1,442,342 $2,190,345  $1,606,979
                                            ---------  ---------   ---------

                               F-6 continued
                         CAS MEDICAL SYSTEMS, INC.

                          STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                (Continued)

                                              1998        1997        1996
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:

  Cash paid during the year for interest      $  1,040   $    765  $  1,555

  Cash paid during the year for taxes         $329,000   $543,000  $424,175











The accompanying notes to financial statements are an integral part of these statements

                                    F-7
                         CAS MEDICAL SYSTEMS, INC.

                       NOTES TO FINANCIAL STATEMENTS

                             DECEMBER 31, 1998




(1)   The Company:

      CAS Medical Systems, Inc. (the "Company")operates in one business segment and is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use in the healthcare and medical industry. These products are sold by the Company through its own sales force, via distributors and pursuant to original equipment manufacturer agreements internationally and in the United States. The Company's operations and manufacturing facilities are located in the United States. During 1998, 1997 and 1996, the Company had sales to one customer which in the aggregate accounted for approximately 13% of sales, in each of the three years reported, and had export sales principally to Europe, including licensing fee revenues, of $2,254,619, $2,251,702, and $2,371,007, respectively.

(2)   Summary of Significant Accounting Policies:

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      Property and Equipment-

      Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method based on the estimated useful lives of the assets, which range from two to five years and the building which has a life of 20 years. Leasehold improvements are amortized over the life of the lease.

      Revenue Recognition-

      Revenues from product sales are recognized upon passage of title, generally upon shipment. Revenues from licensing fees are recognized over the term of the agreement (see Note 5).

      Research and Development Costs

      The Company expenses all research and development costs as incurred.

      Net Income per Common Share-

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share ("SFAS No. 128")." Under SFAS No. 128, Basic Earnings Per Share is calculated by dividing net income by the weighted average nunmber of shares of common stock outstanding during the year. No dilution for any potentially dilutive securities is included. Diluted Earnings Per Share assumes the conversion of all potentially dilutive securities using the treasury stock method. The Company adopted SFAS No. 128 in 1997 and, as required, applied it retroactively to the 1996 financial statements.

      As of December 31, 1998, the Company had 650,100 options and 1,295,000 warrants to purchase shares of common stock outstanding.

      Under SFAS No. 128, the Company's Basic and Diluted EPS are as follows:

                                              1998        1997        1996

      Net income                          $  816,252     665,043     905,714

      Weighted average shares outsanding   9,329,277   9,329,277   9,316,202

      Add:  dilutive warrants and options    510,412     650,212     912,073
                                           ---------   ---------   ---------

      Total weighted average shares and
        dilutive securities outstanding    9,839,689   9,979,489  10,228,275
                                           ---------  ----------   ---------

      Net income per share - Basic              $.09        $.07        $.10
                                           ---------  ----------   ---------

      Net income per share - Assuming
        Dilution                                $.08        $.07        $.09
                                           ---------  ----------   ---------

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

                                    F-9
(3)   Inventories:

      Inventories include costs of materials, labor and manufacturing overhead.

      Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                             1998     1997

           Raw materials                 $622,501   $459,358
           Work in process                 89,866    173,598
           Finished goods                 235,926     92,165
                                          _______    _______
                                         $948,293   $725,121
(4)   Debt:

      At December 31, 1998, the Company's line of credit arrangement allowed for maximum borrowings of $1,000,000, all of which was available. The line of credit arrangement expires on August 1, 1999 and bears interest at the prime rate (8.5% at December 31, 1999) plus 1%. During 1997 and 1996, the maximum month end borrowings outstanding under this line were $100,000, the weighted average borrowings were $8,333, and the weighted average interest rates on amounts outstanding were 9.5%. There were no borrowings against the line of credit during 1998. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 10% of the line of credit ($100,000 at December 31, 1998).

(5)   License Agreements:

      On July 27, 1994, the Company entered into a four year licensing agreement (subsequently amended through the year 2000) with a major European manufacturer of medical equipment, canceling and superseding a prior licensing agreement with this company. The agreement grants a nonexclusive license to use the Company's blood pressure technology for a specific application. As part of this agreement, the Company will receive $1,500,000 plus royalties through the year 2000, of which $1,100,000 has been received through December 31, 1998. The manufacturer has the option to extend the license to 2006 for which the Company will earn royalties. License fees from this agreement and deferred revenue of $140,000 from the prior license agreement are being recognized over the life of the current agreement.

(6)   Capital Stock:

      Holders of the Company's Series C cumulative preferred stock were entitled to a cumulative dividend, payable quarterly, at the annual rate of $10 per share. On July 17, 1996, the final 3,000 shares of the Company's Series C preferred stock were redeemed at $100 per share plus accrued dividends.

(7)   Employee Benefit Programs:

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

      Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123")," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. Accordingly, had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's 1998, 1997 and 1996 net income and earnings per share would have been reduced to the following pro forma amounts:

                                                  1998      1997     1996

     Net income:           As reported          $816,252  $665,043  $905,714
                           Pro Forma             795,584   639,074   891,776

     Earnings per share:   As reported-Basic         .09       .07       .10
                           Pro Forma-Basic           .09       .07       .10
                           As reported-Diluted       .08       .07       .09
                           Pro Forma-Diluted         .08       .06       .09

                                          F-11

   A summary of the Company's stock option plans at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:

                               1998                 1997                  1996


----------------------------------------------------------------

                                 Weighted              Weighted
Weighted
                                 Average               Average
Average
                                 Exercise              Exercise
Exercise
                        Shares    Price       Shares    Price       Shares
Price
   Outstanding at
   Beginning of year     625,100   $.57       625,100  $.57       580,900     $
 .49
   Granted                25,000    .50             -             111,500
1.05
   Exercised                   -                    -            ( 39,800)
 .29
   Cancelled                   -                    -            ( 27,500)
 .46
                        _________           _________             _______

   Outstanding at
   end of year           650,100   $.57       625,100  $.57       625,100     $
 .62

   Exercisable at
   end of year           650,100    .57       569,350             560,121
 .59


The following table summarizes information about stock options outstanding at December
31, 1998:

                  Options Outstanding                          Options
Exercisable
__________________________________________________________
_______________________

                    Number                                     Number
                 Outstanding       Weighted       Weighted   Exercisable
Weighted
                      at            Average       Average        at
Average
   Range of      December 31,      Remaining      Exercise   December 31,
Exercise
Exercise Prices      1998       Contractual Life   Price        1998
Price


$.25 to $.38      343,100         3.06 years       $.32       343,100         $
 .32
 .50 to  .75      170,500         4.04              .71       145,500
 .75
 .82 to  .93      111,500         7.02              .91       111,500
 .91
    1.25           25,000         7.50             1.25        25,000
1.25
____________      _______         __________       ____       _______
_____

$.25 to $1.25     650,100         4.17 years       $.57       625,100         $
 .57


   The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1996: risk-free interest rates of 5.08% and 6.06%; expected lives of 10 years; expected volatility of 75% and 74%, respectively.

(8)  Life Insurance-

   During 1998, 1997 and 1996, the Company paid life insurance premiums of approximately $23,000, $20,000 and $17,000, respectively, for life insurance policies on the lives of two officers of the Company. The policies are in the face amounts of $1,000,000 and $650,000. The beneficiaries of $250,000 and $150,000, respectively, of the policies are designated by the insured. The Company is the beneficiary of the balance.

(9)  401(k) Plan-

   The Company maintains a 401(k) benefit plan for its employees which generally allows participants to make contributions by salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis and discretionary contributions by the Company. The 1998, 1997 and 1996 contributions by the Company were $48,553, $32,260 and $31,512, respectively.

   The Company does not provide other post-retirement or other post-employment benefits.

 (10)  Income Taxes:

   The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS No. 109")", which requires the recognition of deferred tax assets and liabilities for future tax consequences resulting from differences between the book and tax basis of existing assets and liabilities. In addition, SFAS No. 109 requires the recognition of future tax benefits of net operating loss carryforwards to the extent that realization of such benefit is more likely than not.

   The components of the Company's deferred tax assets at December 31, 1998 and 1997 are as follows:

                                            1998            1997
                                            ____            ____

        Inventories                       $33,000         $ 25,500
        Obsolescense reserve               19,200           29,900
        Warranty reserve                    7,400           11,100
        Bad debt reserve                    6,700           10,100
        Other                              28,200           35,400
                                           ______           ______
                                          $94,500         $112,000

                                    F-13

   The 1998, 1997 and 1996 provisions are comprised of the following:

                                    1998         1997         1996

   Current:
     Federal                      $446,700     $392,000     $609,500
     State                          78,800       72,000      107,500
                                   _______      _______      _______
        Total                      525,500      464,000      717,000

   Deferred (Benefit):
     Federal                        15,300            -     ( 74,500)
     State                           2,200            -     ( 12,500)
                                   _______      _______      _______
        Total                       17,500            -     ( 87,000)

    Provision for income taxes
                                  $543,000     $464,000     $630,000

   The effective tax rate differs for the federal statutory rate of 34% in ech year principally due to state income taxes.

(11)  Other Income

   During 1998, the Company and a third party distributor terminated a sales contract. The Company received a $725,000 settlement from the third party and has recorded this amount in other income due to its non-recurring nature.

(12)  Commitments and Contingencies:

   Employment Agreements-

   The Company is committed under employment agreements with two officers for payments aggregating approximately $281,000 which expire on December 31, 1999 and August 31, 2000.

(13)  Subsequent Event

   In February 1999, the Company obtained a nineteen year, 7.25% fixed rate $1,310,000 mortgage from a bank. The mortgage is secured by a first mortgage lien on the Company's property consisting of a 4.627 acre parcel of land and the 24,000 square foot industrial building and associated improvements on it. The interest rate will be subject to a rate adjustment ten years from the anniversary date. The interest rate will be adjusted to 2.50% over the weekly average yield on United States Treasury Securities in affect 45 days prior to the adjustment date. Monthly installment payments of $11,000, which includes interest, are required.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CAS MEDICAL SYSTEMS, INC.
                                  (Registrant)


March 25, 1999                    Louis P. Scheps
Date                              Louis P. Scheps
                                  President and Chief Executive Officer
                                  and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 25, 1999                    Myron L. Cohen
Date                              Myron L. Cohen
                                  Director


March 25, 1999                    Lawrence Burstein
Date                              Lawrence Burstein
                                  Director


March 25, 1999                    Jerome Baron
Date                              Jerome Baron
                                  Director


March 25, 1999                    Saul Milles
Date                              Saul Milles
                                  Director



March 25, 1999                    Louis P. Scheps
Date                              Louis P. Scheps
                                  Director