Form 10QSB
period 1999-03-31
CAS MEDICAL SYSTEMS INC
filed 1999-05-13
CIK 764579

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

               Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934


                     For Quarter Ended March 31, 1999

                     Commission File Number 2-96271-B


                        CAS MEDICAL SYSTEMS, INC.

          (Exact name of registrant as specified in its charter)


       Delaware                                     06-1123096

(State or other jurisdiction of                     (I.R.S. employer
incorporation of organization)                      identification no.)



          44 East Industrial Road, Branford, Connecticut  06405

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


Common Stock, $.004 par value:    9,346,777 shares as of March 31, 1999.

                                  PART I




ITEM 1.  FINANCIAL INFORMATION



     The condensed financial statements included herein have been prepared by CAS Medical Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1998.


     In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of March 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998 have been included.

                         CAS MEDICAL SYSTEMS, INC.

         BALANCE SHEETS AS OF MARCH 31, 1999 AND DECEMBER 31, 1998


                                        March 31, 1999     December 31, 1998
                                         (unaudited)           (audited)
ASSETS
Current Assets:
  Cash and cash equivalents                $2,002,387          $1,442,342
  Accounts receivable, net of allowance
    for doubtful accounts                     828,218             895,699
  Inventory                                   889,478             948,293
  Deferred tax assets                          94,500              94,500
  Other current assets                         71,568              79,711
                                           ----------           ---------
    Total current assets                    3,886,151           3,460,545
                                           ----------           ---------
Property and Equipment
  Land and improvements                       535,000             535,000
  Buildings and improvements                1,379,590           1,379,590
  Machinery and equipment                   1,196,311           1,151,946
  Construction in progress                     17,795                   -
                                           ----------           ---------
                                            3,128,696           3,066,536

  Less-Accumulated depreciation               758,966             704,849
                                           ----------           ---------
                                            2,369,730           2,361,687

Other Assets                                    2,900               2,901
                                           ----------           ---------
Total assets                               $6,258,781          $5,825,133
                                           __________           _________


                         CAS MEDICAL SYSTEMS, INC.

         BALANCE SHEETS AS OF MARCH 31, 1999 AND DECEMBER 31, 1998



                                        March 31, 1999     December 31, 1998
                                         (unaudited)           (audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $  195,155            $614,355
  Income taxes payable                        237,531             444,720
  Accrued payroll                              20,374             259,697
  Accrued professional fees                    28,580              90,500
  Accrued warranty                             20,000              20,000
  Other accrued expenses                       39,422              56,673
                                           ----------            --------
    Total current liabilities                 541,062           1,485,945
                                           ----------            --------

  Long-term Debt                            1,271,616                   -

Shareholders' Equity:
  Common stock, $.004 par value per
   share, 19,000,000 shares authorized,
   9,346,777 shares issued and outstand-
   ing in 1999 and  9,329,277 shares
   issued and outstanding in 1998.             37,387              37,317
  Additional paid-in capital                2,703,369           2,697,364
  Retained earnings                         1,705,347           1,604,507
                                           ----------           ---------
  Total shareholders' equity                4,446,103           4,339,188
                                           ----------           ---------
Total liabilities and
    shareholders' equity                  $ 6,258,781          $5,825,133
                                           __________           _________

See Notes to Financial Statements

                        CAS MEDICAL SYSTEMS, INC.

                           STATEMENTS OF INCOME

                        FOR THE THREE MONTHS ENDED

                         MARCH 31, 1999 AND 1998

                                          (Unaudited)
                                       Three Months Ended
                                          March 31,
                                       1999        1998

REVENUES:
  Net product sales                 $1,715,948   $1,677,450
  Licensing fees                        80,645       77,525
                                     ---------    ---------
                                     1,796,593    1,754,975

OPERATING EXPENSES:
  Cost of product sales                774,300      665,863
  Selling, general and
    administrative                     733,540      687,673
  Research and development             127,674      119,355
                                     ---------    ---------
  Operating Income                     161,079      282,084
                                     ---------    ---------
INTEREST (EXPENSE) INCOME, Net      (    1,239)      20,379
                                     ---------    ---------
  Income Before Income Taxes           159,840      302,463

PROVISION FOR INCOME TAXES              59,000      120,000
                                     ---------    ---------
  Net Income                           100,840      182,463
                                     _________    _________
Weighted average number of common
  shares outstanding:
  Basic                              9,335,888    9,329,277
                                     _________    _________
  Assuming dilution                  9,732,035    9,938,616
                                     _________    _________
Earnings per common share:
  Basic                             $      .01   $      .02
                                     _________    _________
  Assuming dilution                 $      .01   $      .02
                                     _________    _________

See Notes To Financial Statements

                        CAS MEDICAL SYSTEMS, INC.

                    STATEMENTS OF SHAREHOLDERS' EQUITY

            FOR THE THREE MONTHS ENDED MARCH 31, 1999 and 1998

                                           Additional
                      Common Stock          Paid-In      Accumulated
                    Shares    Amount        Capital       (Deficit)
Balance,
  December 31,
   1997 (Audited)   9,329,277 $37,317     $2,697,364   $   788,255

Net income for
  three months              -       -              -       182,463
                    --------- -------     ----------   ------------
Balance
 March 31, 1998
 (Unaudited)        9,329,277 $37,317     $2,697,364   $   970,718
                    _________ _______     __________   ____________

                                           Additional
                       Common Stock         Paid-In      Accumulated
                      Shares  Amount        Capital       (Deficit)
Balance,
  December 31,
   1998 (Audited)   9,329,277 $37,317     $2,697,364   $ 1,604,507

Issuance of Common
  stock                17,500      70          6,005             -

Net income for
  three months              -       -              -       100,840

                    ---------  ------      ---------    ----------
Balance,
 March 31, 1999
 (Unaudited)        9,346,777 $37,387     $2,703,369   $ 1,705,347
                    _________ _______      _________    __________

See Notes to Financial Statements

                         CAS MEDICAL SYSTEMS, INC.
                          STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (Unaudited)
                                            Three Months Ended March 31,
                                                  1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $100,840      $ 182,463
  Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
    Depreciation and amortization                54,117         26,235
    Decrease in accounts receivable              67,481        134,691
    Decrease (Increase) in inventory             58,815       (135,718)
    Decrease (Increase) in other
      current assets                              8,144       ( 39,906)
    (Decrease) in accounts payable
      and accrued expenses                     (944,883)      (265,031)
                                              _________      _________
    Net cash (used in) provided by
     operating activities                      (655,486)      ( 97,266)
                                              _________      _________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures          ( 62,160)      ( 56,247)
                                              _________      _________
    Net cash used in investing activities      ( 62,160)      ( 56,247)
                                              _________      _________
CASH FLOWS FROM FINANCING ACTIVITIES:

  Note payable                                1,271,616              -
  Proceeds from issuance of common stock          6,075              -
  Net cash used in financing                  _________      _________
    activities                                1,277,691              -
                                              _________      _________
  Net (decrease) increase in cash and
    cash equivalents                            560,045       (153,513)
                                              _________      _________
CASH AND CASH EQUIVALENTS, at beginning
  of period                                   1,442,342      2,190,345
                                              _________      _________
CASH AND CASH EQUIVALENTS, at end of period  $2,002,387     $2,036,832
                                              _________      _________

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest   $   15,883       $      -
  Cash paid during the period for income
    taxes                                    $  258,900       $ 81,500

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

     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At March 31, 1999 and December 31, 1998, inventory consisted of the following:
                                    March 31,            December 31,
                                      1999                   1998

     Raw Material                   $551,338               $622,501
     Work-In-Process                 121,333                 89,866
     Finished Goods                  216,807                235,926
                                    --------                -------

                                    $889,478               $948,293
                                    ________                _______
     Property and Equipment

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

The following tables summarize the Company's calculation of Basic and Diluted Earnings per Share ("EPS") for the three month periods ended March 31, 1998 and 1998:

                                            Three Months Ended
                                              March 31, 1999
                                     Income         Shares     Per Share
                                   (Numerator)  (Denominator)    Amount
                                   _____________________________________
Basic EPS
  Income available to common
    stockholders                      $100,840   9,335,888        $.01

Effective of Dilutive Securities:
  Options                                 -        108,126
  Warrants                                -        288,021
                                       _______   _________

Diluted EPS                           $100,840   9,732,035        $.01
                                       _______   _________         ___


                                            Three Months Ended
                                              March 31, 1998
                                      Income        Shares     Per Share
                                    (Numerator) (Denominator)    Amount
                                    ____________________________________
Basic EPS
  Income available to common
    stockholders                      $182,463   9,329,277        $.02

Effective of Dilutive Securities:
  Options                                 -        171,735
  Warrants                                -        437,604
                                       _______   _________

Diluted EPS                           $182,463   9,938,616        $.02
                                       _______   _________         ___


For the three month periods ended March 31, 1999 and 1998, 307,000 and 282,000 options and 445,000 and 245,000 warrants, respectively, were excluded from the denominator in the calculation of Diluted EPS as the effect would be antidilutive.

(3)  Debt

At March 31, 1999, the Company had a line of credit with a Connecticut bank totaling $1,000,000. Borrowings under the line of credit bear interest at the prime rate plus 1.0%. At March 31, 1999, there were no borrowings outstanding under this line. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 10% of the line of credit.

(4) License Agreement:

On July 27, 1994, the Company entered into a four year licensing agreement with a major European manufacturer of patient monitors, granting a non-exclusive license to use the Company's blood pressure technology for a special application, and allowing the exchange of technical know-how. During February 1997, the Company amended the original licensing agreement through the year 2000. As part of the agreement, the Company will receive license fees of $1,500,000 plus royalties, of which $1,100,000 in license fees has been received through March 31, 1999. The manufacturer has the option to extend the license to the year 2006 and only be liable for royalties. License fees are being recognized on a straight line basis over the contract period.

(5) Long-Term Debt

During November 1998, the Company relocated to a 24,000 square foot office, laboratory and manufacturing facility owned by the Company in Branford, Connecticut. Total cost of this new facility was approximately $1,933,000. The Company is the sole tenant of this new facility.

During January 1999, the Company obtained a nineteen year, 7.25% fixed rate $1,310,000 mortgage from a local bank. The mortgage is secured by a first mortgage lien on the Company property consisting of 4.6 acres of land and the 24,000 square foot industrial building. The monthly payments, including interest, are approximately $11,000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Liquidity and Capital Resources

    As of March 31, 1999, the Company's cash and cash equivalents totaled $2,002,387 compared to $1,442,342 at December 31, 1998, and the Company's working capital totaled $3,345,089 on March 31, 1999, compared to $1,974,600 on December 31, 1998. The Company's increased cash position is primarily due to the $1,310,000 mortgage obtained during January, 1999.

     At March 31, 1999, the Company had a line of credit with a Connecticut bank totaling $1,000,000. Borrowings under the line of credit bears interest at the prime rate plus 1.0%. At March 31, 1999, there were no borrowings outstanding under this line.

    The Company believes that cash generated from operations and its bank line of credit will be sufficient to meet the Company's short-term liquidity needs.

    Results of Operations

    Net income for the first quarter of the current year was approximately $101,000 ($.01 per common share on a diluted basis), compared to $182,000 ($.02 per common share on a diluted basis), reported for the first quarter of 1998. The 1999 earnings performance was impacted by softness in sales of certain of the Company's product lines and the increased expenses by additional personnel in the selling department.

    The Company's revenues for the three month period ended March 31, 1999 were approximately $1,797,000 as compared to approximately $1,755,000 for the comparable period in the prior year. The small increase in 1999 is due primarily by softness in sales of certain disposable products whereas diagnostic equipment reflected a significant increase of 54 percent for the same period of 1998.

    Total cost of product sales as a percent of net product sales was 45.1 percent for 1999 compared to 39.7 percent for 1998. The unfavorable impact is due primarily to product mix during the first quarter of 1999.

     Selling, general administrative, research and development expenses were approximately $861,000 for the first quarter of 1999, compared to approximately $807,000 for the same period of 1998, an increase of $54,000 or 7 percent. The overall increase in 1999 is the result of additional personnel for the selling and marketing departments.

     The provision for income taxes of $59,000 and $120,000 for the three month period ended March 31, 1999 and 1998, respectively, represents state and federal income taxes.

     These factors resulted in net income of approximately $101,000 for the first quarter of 1999, as compared to net income of approximately $182,000 for the comparable period in the prior year.

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


                             CAS MEDICAL SYSTEMS, INC.
                             (Registrant)



May 11, 1999                 Louis P. Scheps
Date                         Louis P. Scheps
                             President and Chief Executive Officer
                             and Chief Financial Officer