Form 10QSB
period 1999-06-30
CAS MEDICAL SYSTEMS INC
filed 1999-08-09
CIK 764579

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


               Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934



                     For Quarter Ended June 30, 1999

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


Common Stock, $.004 par value:    9,346,777 shares as of June 30, 1999.

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


     In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of June 30, 1999, and the results of its operations and its cash flows for the three months and six months ended June 30, 1999 and 1998 have been included.

                         CAS MEDICAL SYSTEMS, INC.

                               BALANCE SHEETS

                                          (Unaudited)          (Audited)
                                         June 30, 1999     December 31, 1998

ASSETS
Current Assets:
  Cash and cash equivalents                $2,040,887          $1,442,342
  Accounts receivable, net of allowance
    for doubtful accounts                     965,404             895,699
  Inventory                                   873,552             948,293
  Deferred tax assets                          94,500              94,500
  Other current assets                         34,567              79,711
                                           ----------           ---------
    Total current assets                    4,008,910           3,460,545
                                           ----------           ---------
Property and Equipment
  Land and improvements                       535,000             535,000
  Building and improvements                 1,379,590           1,379,590
  Machinery and equipment                   1,226,734           1,151,946
  Construction in progress                      5,052                   -
                                          -----------           ---------
                                            3,146,376           3,066,536

  Less-Accumulated depreciation               817,040             704,849
                                          -----------           ---------
                                            2,329,336           2,361,687

Other Assets                                    2,900               2,901
                                           ----------           ---------
Total assets                               $6,341,146          $5,825,133
                                           __________           _________

                         CAS MEDICAL SYSTEMS, INC.

                               BALANCE SHEETS

                                          (Unaudited)         (Audited)
                                         June 30, 1999     December 31, 1998

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $   246,588           $614,355
  Income taxes payable                         163,341            444,720
  Accrued payroll                               19,478            259,697
  Accrued professional fees                     41,480             90,500
  Accrued warranty                              20,000             20,000
  Other accrued expenses                        21,241             56,673
                                            ----------           --------
    Total current liabilities                  512,128          1,485,945
                                            ----------           --------
Long-term debt                               1,263,416                  -

Shareholders' Equity:
  Common stock, $.004 par value per share,
   19,000,000 shares authorized, 9,346,777
   shares issued and outstanding in 1999 and
   9,329,277 shares issued and outstanding
   in 1998.                                     37,387             37,317

  Additional paid-in capital                 2,703,369          2,697,364
  Retained earnings                          1,824,846          1,604,507
                                            ----------          ---------
  Total shareholders' equity                 4,565,602          4,339,188
                                            ----------          ---------
Total liabilities and
    shareholders' equity                  $  6,341,146         $5,825,133
                                            __________          _________

See Notes to Financial Statements


                             CAS MEDICAL SYSTEMS, INC.

                                STATEMENTS OF INCOME

                     FOR THE SIX MONTHS AND THREE MONTHS ENDED

                               JUNE 30, 1999 AND 1998
                                    (Unaudited)


                                       Six Months Ended         Three Months
Ended
                                           June 30,                  June 30,

                                       1999        1998          1999
1998
                                       ________________
________________
REVENUES:
  Net product sales                 $3,694,399  $3,486,465    $1,978,451
$1,809,015
  Licensing fees                       145,929     140,809        65,284
63,284
                                     ---------    ---------    ---------
---------
                                     3,840,328   3,627,274    $2,043,735
1,872,299

OPERATING EXPENSES:
  Cost of product sales              1,657,773   1,411,388       883,473
745,525
  Selling, general & administrative  1,541,963   1,383,081       808,423
695,408
  Research & development               267,048     271,237       139,374
151,882
                                     ---------   ---------     ---------
---------
  Operating income                     373,544     561,568       212,465
279,484
                                     ---------   ---------     ---------
---------
  INTEREST (EXPENSE) INCOME, net    (   12,205)     64,123    (   10,966)
43,742
                                     ---------   ---------     ---------
---------
  Income Before Income Taxes           361,339     625,691       201,499
323,226

PROVISION FOR INCOME TAXES             141,000     250,000        82,000
130,000
                                     ---------   ---------     ---------
---------
  Net Income                        $  220,339  $  375,691    $  119,499 $
193,226
                                     _________   _________     _________
_________
Weighted average number of
  common shares outstanding:
  Basic                              9,341,333   9,329,277     9,346,777
9,329,277
                                     _________   _________     _________
_________
  Assuming dilution                  9,774,033   9,931,044     9,796,770
9,910,223
                                     _________   _________     _________
_________
Earnings per common share:
  Basic                                $0.02      $0.04         $0.01
$0.02
                                     _________   _________     _________
_________
  Assuming Dilution                    $0.02      $0.04         $0.01
$0.02
                                     _________   _________     _________
_________

See Notes To Financial Statements

                        CAS MEDICAL SYSTEMS, INC.

                    STATEMENTS OF SHAREHOLDERS' EQUITY

             FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                           Additional
                      Common Stock          Paid-In      Accumulated
                     Shares  Amount         Capital       (Deficit)
                     ______________        __________    ___________
Balance,
  December 31,
   1997 (Audited)   9,329,277 $37,317      $2,697,364   $   788,255

Net income for
  six months                -       -               -       375,691


                    --------- -------      ----------   ------------
Balance
 June 30, 1998      9,329,277 $37,317      $2,697,364   $ 1,163,946
 (Unaudited)        _________ _______      __________    ___________


                                           Additional
                       Common Stock         Paid-In      Accumulated
                      Shares  Amount        Capital       (Deficit)
                      ______________       __________    ___________
Balance,
  December 31,
   1998 (Audited)   9,329,277 $37,317      $2,697,364    $1,604,507

Issuance of Common
  Stock                17,500      70           6,005             -

Net income for
  six months                -       -               -       220,339

                    --------- -------      ----------    ----------
Balance
 June 30, 1999      9,346,777 $37,387      $2,703,369    $1,824,846
 (Unaudited)        _________ _______      __________    __________

See Notes to Financial Statements

                          CAS MEDICAL SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (Unaudited)

                                                   1999         1998
                                                __________   __________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $  220,339   $  375,691
  Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
    Depreciation and amortization                 112,191       55,283
    (Increase)/decrease in accounts
     receivable                                  ( 69,705)      31,559
    Decrease/(increase) in inventory               74,741     (151,120)
    Decrease in other current assets               45,145       50,218
    (Decrease) in accounts payable and
      accrued expenses                           (973,817)    (278,028)
                                                 ________      _______
    Net cash (used in) provided by
     operating activities                        (591,106)      83,603

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures            ( 79,840)    (743,330)
                                                 ________      _______
  Net cash used in investing activities          ( 79,840)    (743,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note payable                                  1,263,416            -
  Proceeds from issuance of common stock            6,075            -
                                                _________      _______
  Net cash used in financing activities         1,269,491

  Net increase (decrease) in cash and
    cash equivalents                              598,545     (659,727)

CASH AND CASH EQUIVALENTS, at beginning
  of period                                     1,442,342    2,190,345
                                                _________    _________
CASH AND CASH EQUIVALENTS, at end of period    $2,040,887   $1,530,618
                                               __________    _________
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest     $   39,480   $        -
  Cash paid during the period for income taxes $  161,700   $  188,700

See Notes to Financial Statements

                      CAS MEDICAL SYSTEMS, INC.

                    NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 1999
Note 1.  The Company:

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

     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At June 30, 1999 and December 31, 1998, inventory consisted of the following:
                                    June 30,             December 31,
                                      1999                   1998

     Raw Material                  $554,237                $622,501
     Work-In-Process                137,001                  89,866
     Finished Inventory             182,314                 235,926
                                    -------                 -------

                                   $873,552                $948,293
                                    _______                 _______
     Property and Equipment

     Property and equipment are stated at cost. Property and equipment are depreciated, using the straight-line method based on the estimated useful lives of the assets which range from two to five years and the building which has a life of 20 years.

Note 3.  Net Income Per Common Share:

The following tables summarize the Company's calculation of Basic and Diluted Earnings per Share ("EPS") for the six month periods ended June 30, 1999 and 1998:

                                              Three Months Ended
                                                June 30, 1999
                                      ____________________________________
                                                Weighted Average
                                       Income        Shares      Per Share
                                     (Numerator)  (Denominator)    Amount
                                      ____________________________________
Basic EPS
  Income available to common
    stockholders                        $119,499   9,346,777        $.01

Effective of Dilutive Securities:
  Options                                   -        123,678
  Warrants                                  -        326,315
                                         _______   _________

Diluted EPS                             $119,499   9,796,770        $.01
                                         _______   _________         ___


                                               Six Months Ended
                                                June 30, 1999
                                      ____________________________________
                                                Weighted Average
                                       Income        Shares      Per Share
                                     (Numerator)  (Denominator)    Amount
                                      ____________________________________
Basic EPS
  Income available to common
    stockholders                        $220,339   9,341,333        $.02

Effective of Dilutive Securities:
  Options                                   -        118,450
  Warrants                                  -        314,250
                                         _______   _________

Diluted EPS                             $220,339   9,774,033        $.02
                                         _______   _________         ___


                                               Three Months Ended
                                                 June 30, 1998
                                       ___________________________________
                                                Weighted Average
                                        Income        Shares     Per Share
                                      (Numerator) (Denominator)    Amount
                                       ___________________________________

Basic EPS
  Income available to common
    stockholders                        $193,226   9,329,277        $.02

Effective of Dilutive Securities:
  Options                                   -        165,252
  Warrants                                  -        415,694
                                         _______   _________

Diluted EPS                             $193,226   9,910,223        $.02
                                         _______   _________         ___


                                                Six Months Ended
                                                 June 30, 1998
                                       ___________________________________
                                                 Weighted Average
                                        Income        Shares     Per Share
                                      (Numerator) (Denominator)    Amount
                                       ___________________________________

Basic EPS
  Income available to common
    stockholders                        $375,691   9,329,277        $.04

Effective of Dilutive Securities:
  Options                                   -        170,078
  Warrants                                  -        431,689
                                         _______   _________

Diluted EPS                             $375,691   9,931,044        $.04
                                         _______   _________         ___

For the six month periods ended June 30, 1999 and 1998, 307,000 and 282,000 options and 445,000 and 245,000 warrants, respectively, were excluded from the denominator in the calculation of Diluted EPS as the effect would be antidilutive.

Note 4.  Debt:

At June 30, 1999, the Company had a line of credit with a Connecticut bank totalling $1,000,000. Borrowings under the line of credit bear interest at the prime rate plus 1.0%. At June 30, 1999 there were no borrowings outstanding under this line. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 10% of the line of credit.

Note 5.  License Agreement:

On July 27, 1994, the Company entered into a four year licensing agreement with a major European manufacturer of patient monitors, granting a non-exclusive license to use the Company's blood pressure technology for a specific application, and allowing the exchange of technical know-how. During February 1997, the Company amended the original licensing agreement through the year 2000. As part of the agreement, the Company will receive license fees of $1,500,000 plus royalties, of which $1,100,000 in license fees has been received through June 30, 1999. The manufacturer has the option to extend the license to the year 2006 and only be liable for royalties. License fees are being recognized on a straight-line basis over the contract period.

Note 6.  Long-Term Debt

During November 1998, the Company relocated to a 24,000 square foot office, laboratory and manufacturing facility owned by the Company in Branford, Connecticut. Total cost of this new facility was approximately $1,933,000. The Company is the sole tenant of this new facility.

On January 19, 1999, the Company obtained a nineteen year, 7.25% fixed rate $1,310,000 mortgage from a local bank. The mortgage is secured by a first mortgage lien on the Company property consisting of 4.6 acres of land and the 24,000 square foot industrial building. The monthly payments, including interest, are approximately $11,000.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Liquidity and Capital Resources

    At June 30, 1999, the Company's cash and cash equivalents totaled $2,040,887 compared to $1,442,342 at December 31, 1998. The Company's working capital totaled $3,496,782 on June 30, 1999, compared to $1,974,600 on December 31, 1998. The Company's increased cash position is primarily due to the $1,310,000 mortgage obtained during January, 1999.

    At June 30, 1999, the Company had a line of credit with a Connecticut bank totaling $1,000,000. Borrowings under the line bear interest at the prime rate plus 1.0%. At June 30, 1999, there were no borrowings outstanding under the line.

     The Company believes that the cash generated from operations and its bank line of credit will be sufficient to meet the Company's short-term liquidity needs.

    Results of Operations

    Net income for the six month period ended June 30, 1999 was approximately $220,000 ($0.02 per share assuming dilution), compared to approximately $376,000 ($0.04 per share assuming dilution), for the same period of 1998. Net income for the second quarter of the current year was approximately $119,000 ($.01 per share assuming dilution), compared to approximately $193,000 ($0.02 per share assuming dilution), reported for the second quarter of 1998. The 1999 earnings performance was impacted by the investments incurred to increase personnel in the selling and marketing departments.

     The Company's revenues for the three month period ended June 30, 1999 were approximately $2,044,000 as compared to approximately $1,872,000 for the comparable period in the prior year. Revenues for the six month period ended June 30, 1999 reached approximately $3,840,000, compared to approximately $3,627,000 of the comparable period of 1998. Revenues for 1999 reflect a significant increase of approximately $436,000 for non-invasive blood pressure equipment, whereas Klear-Trace and disposable products decreased by approximately $223,000.

     Cost of product sales as a percentage of net product sales was 44.9 percent for 1999 compared to 40.5 percent for 1998. The unfavorable impact is due primarily to product mix.

     Selling, general and administrative expenses were approximately $1,542,000 for the six month period ended June 30, 1999 as compared to approximately $1,383,000 for the same period of 1998, an increase of $159,000 or 11 percent. This increase in expenses for 1999 is due primarily to additional personnel both in the selling and marketing departments.

     The provision for income taxes of $141,000 and $250,000 for the six month period ended June 30, 1999 and 1998, respectively, represents state and federal income taxes.

     These factors and licensing revenues resulted in net income of approximately $220,000 for the period ended June 30, 1999, as compared to net income of approximately $376,000 for the comparable period in the prior year.

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


                                CAS MEDICAL SYSTEMS, INC.
                                Registrant



August 4, 1999                  Louis P. Scheps
Date                            Louis P. Scheps
                                President and Chief Executive Officer
                                and Chief Financial Officer