Form 10KSB
period 1999-12-31
CAS MEDICAL SYSTEMS INC
filed 2000-03-24
CIK 764579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

         ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                For the Fiscal Year Ended December 31, 1999

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

    Securities registered under Section 12(b) of the Exchange Act: None
       Securities registered under Section 12(g) of the Exchange Act:
                            Title of Each Class
                       Common Stock, $.004 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The Registrant's revenues for the fiscal year ended December 31, 1999 were $8,511,230.

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 22, 2000 was based upon the last sale price of such stock on that date on the over-the counter market commonly referred to as the "pink sheets" was $4,054,736. The number of shares of the Registrant's Common Stock outstanding as of March 22, 2000 was 9,457,577.

                    DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 14, 2000 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Form 10-KSB.

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

The Company designs, manufactures and markets medical products, specifically blood pressure measurement equipment and products for neonatal intensive care.
 The Company's products are designed to improve the quality of patient care and provide exceptional value and performance. The Company has several other products in various stages of development which it believes may be applicable to both adult and neonatal/pediatric medicine.

Principal Products and Services

OscilloMate(R) Blood Pressure Monitors and Blood Pressure Measurement
Technology

CAS offers its non-invasive blood pressure technology in the form of both stand-alone monitors that it has developed and manufactured and as modules for inclusion into other manufacturers' multi-parameter monitoring systems.

The Company offers two monitors for use in the emergency medical service
(EMS) marketplace. The Company also has a line of monitors for the hospital, alternate site and home care marketplaces. These monitors offer the basic monitoring parameters of non-invasive blood pressure, pulse oximetry and predictive temperature.

The Company has agreements to supply modules via original equipment manufacturer (OEM) agreements to various companies throughout the world. These modules are used in larger monitoring systems where non-invasive blood pressure is but one measurement parameter. The Company's OEM agreements are typically multi-year arrangements to supply technology.

Pedisphyg(R), Safe-Cuff(TM), and Tuff-Cuff(R) Blood Pressure Cuffs

The Company has developed and sells a complete line of blood pressure cuffs for the full range of patient population - neonate through adult. These cuffs are based on design criteria developed from scientific studies to ensure the highest degree of accuracy and ease of use. CAS cuffs can be used with any blood pressure monitor currently available, thereby not limiting their potential marketplace.

Klear-Trace(R) Electrodes

Specifically designed for neonatal application, Klear-Trace electrodes use a water-based gel adhesive that is gentle to delicate skin and can remain on the patient for extended periods of time without causing skin irritation.

NeoGuard Reflectors(R), Limboard(R) Arm Boards, Klear-Temp(R) Temperature Probes, Klear-Wipe(TM) Preps

The product line includes a Reflector to hold skin temperature probes in place for accurate monitoring, arm boards support IV sites, and sterile water wipes to remove harmful agents from the skin.

Event-Link(R) Monitoring System

In October 1999, CAS acquired the Event-Link(R) product line from a third party. The purchase includes the infant and adult apnea monitors and accessories for hospital and home use, as well as the Event-Link(R) Software for data retrieval and display. The Event-Link system offers options that combine cardio-respiratory monitoring, pulse oximetry and event recording to provide complete, objective documentation and monitoring of all age groups.

The Event-Link(R) Monitoring System is a natural extension for both the neonatal specialty and diagnostic monitoring product lines, as CAS builds its hospital monitoring business and expands into the homecare marketplace.


Sales and Marketing

The Company condusts its sales in the domestic hospital market by means of exclusive distributors utilizing full time sales personnel. Sales to emergency medical services are managed nationwide by a full time sales manager. OEM sales and international sales are conducted by personnel located within the Company.

Domestic sales are conducted by 25 specialty distributors across the country, each of whom has exclusive sales rights in a limited geographic area and covers either the hospital arena or emergency medical services. During 1998, the Company had a non-exclusive Marketing and Distribution Agreement (the "Agreement") with Graphic Controls Corporation ("Graphic Controls"), pursuant to which Graphic Controls sold certain of the Company's neonatal specialty products solely to specific large hospital purchasing groups. This Agreement was mutually terminated by the parties in December 1998.

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

                  Financial Information Relating to Sales
                          Year Ended December 31,

                               1999        1998         1997

    Domestic Sales         $6,151,194   $4,765,323   $4,649,474
    Export (including
      licensing fees)       2,360,036    2,254,619    2,251,702
                            _________    _________    _________

                           $8,511,230   $7,019,942   $6,901,176
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

Customers

During 1999, 1998 and 1997, the Company had sales to one customer which in the aggregate accounted for approximately 14%, 13% and 13% of sales, respectively.

Research and Development

In 1999, 1998 and 1997, the Company spent approximately $575,000, $548,000 and $519,000, respectively, on activities relating to the development of new products and the improvement of existing products.

The Company wil continue to develop and expand its patient monitoring capability, by adding new physiological parameters. In addition, plans are in process to improve information processing within the monitor, using new screen and communication technology. This will allow the Company to attempt to significantly increase sales penetration in the Acute and Intensive Care market.

Employees

As of December 31, 1999, the Company had 65 employees of whom 63 were full-time. The Company has no collective bargaining agreements and believes that relations with its employees are good.
Government Regulation

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

Backlog

The Company's practice is to ship its products upon receipt of a customer's order or pursuant to customer-requested ship dates. On December 31, 1999, the Company had a backlog of orders from customers for products with requested ship dates in 2000 totaling approximately $3,196,000, deliverable throughout 2000, as compared to $1,184,000 as of December 31, 1998. During the first quarter of 2000, the Company will fulfill approximately $1,374,000 of this backlog.

Trademarks, Patents and Copyrights

Certificates of Registration have been issued to the Company by the United States Department of Commerce Patent and Trademark Office for the following marks: CAS (Registered trademark), Pedisphyg (Registered trademark), OscilloMate (Registered trademark), NeoGuard (Registered trademark), Tuff-Cuff (Registered trademark), Limboard (Registered trademark), Klear-Trace (Registered trademark), and the heart shaped mark for use as a thermal reflector and the Company's corporate logo. The Company continues to use the Safe-Cuff (Trademark) common law trademark.

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

The Company has copyright protection for the software used in its blood pressure monitors and Event-Link monitors.

ITEM 2.  PROPERTIES

During November 1998, the Company relocated to a 24,000 square foot office, laboratory and manufacturing facility owned by the Company in Branford, Connecticut. Total cost of this new facility was approximately $1,933,000. The Company is the sole tenant of this new facility.

During January 1999, the Company obtained a nineteen year, 7.25% fixed rate $1,310,000 mortgage from a local bank. The mortgage is secured by a first mortgage lien on the Company property consisting of 4.6 acres of land and the 24,000 square foot industrial building. The payments are approximately $11,000 per month. The Company believes that insurance on the property is adequate.

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings involving the Company are pending at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

    Period Ended                     High                  Low

    March 31, 1998                 $ 21/32              $ 19/32
    June 30, 1998                    11/16                 5/8
    September 30, 1998               33/64                25/64
    December 31, 1998                21/32                19/32
    March 31, 1999                    7/16                 7/16
    June 30, 1999                     7/16                 7/16
    September 30, 1999               13/32                13/32
    December 31, 1999                15/32                15/32

    (b) The following table sets forth the approximate number of holders of record of Common Stock of the Company on December 31, 1999.

    Title of Class                               Number of Shareholders

    Common Stock, $.004 par value                          415

    (c) No cash dividends have been declared on the Company's common stock during 1999 or 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    1999 Compared to 1998

    The Company earned $504,000 ($.05 per common share on a diluted basis) in 1999, compared to $816,000 ($.08 per common share on a diluted basis) in 1998.
 The 1999 earnings performance was impacted unfavorably by increased personnel costs in the sales and research and development departments, in contrast to 1998 when earnings in 1998 were favorably impacted by non-operating income from one-time contract settlement.

    The Company's revenues were aproximately $8,511,000 for 1999 and exceeded the prior year by approximately $1,491,000 or 21.2 percent. Revenues for 1999 reflected strong sales of non-invasive blood pressure monitors, and NIPB modules to Original Equipment Manufacturers ("OEM") who utilize the Company's technology in their systems.

    Total cost of product sales as a percentage of net product sales was 42.9 percent for 1999 compared to 43.6 percent for 1998. The favorable impact of product cost is the result of added production efficiency and product cost reduction.

    Research and development (R&D) expenses increased by 5 percent during 1999 to approximately $575,000 compared to approximately $548,000 for the same period of 1998. This increase during 1999 is due primarily to development cost of new products.

    Selling, general and administrative expenses were approximately $3,402,000 in the year ended December 31, 1999 compared to approximately $3,011,000 in the prior year, an increase of 13 percent. The overall increase in 1999 is the result of aditional sales personnel, both domestic and abroad.

    The Company received $83,810 in interest income and incurred $87,826 of interest expense during 1999 compared with interest income of $106,425 in the same period of 1998. The increase in interest expenses for 1999 is largely due to the mortgage obtained from a local bank on the Company's new facilities in Branford, Connecticut.

1998 Compared to 1997

    The Company earned $816,000 ($.08 per common share on a diluted basis) in 1998, compared to $665,000 ($.07 per common share on a diluted basis) in 1997.
 The 1998 earnings performance was favorably impacted by revenues from a one-time contract settlement and an increase in licensing fee revenues.

    The Company's revenues for the year ended December 31, 1998 were approximately $7,020,000 and exceeded the comparable period in 1997 by approximately $119,000. Revenues for 1998 reflect a significant increase of 22 percent for Klear-Trace disposable products, whereas diagnostic equipment sales decreased by 21 percent. This is attributed to the loss of a few key OEM accounts due to their corporate restructuring.

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


Financial Condition, Liquidity and Capital Resources

    As of December 31, 1999, the Company's cash and cash equivalents totaled $1,255,450, compared to $1,442,342 at December 31, 1998 (a decrease of 15%), and the Company's working capital totaled $3,448,401 on December 31, 1999, compared to $1,974,600 on December 31, 1998. The Company's decreased cash position is due to internally financing the acquisition of the Event-Link(R) product line from a third party. The purchase includes the infant and adult apnea monitors and accessories for hospital and home use as well as the Event-Link (R) Software for data retrieval and display. The purchase price was $725,000.

    In January 1999, the Company obtained a nineteen year, 7.25 percent fixed rate $1,310,000 mortgage from a local bank. The mortgage is secured by a first mortgage lien on the Company operting facilities consisting of 4.6 acres of land and the 24,000 square foot building. The monthly payments, including interest, are approximately $11,000. The borrowing provided additional working capital in 1999. Consequently, the Company's working capital ratio increased from 2.31 at December 31, 1998 to 4.25 at December 31, 1999.

    At December 31, 1999, the Company had a line of credit with a Connecticut bank totaling $1,000,000. Borrowings under the line of credit bear interest at prime plus 0.5%. At December 31, 1999, there were no borrowings outstanding under this line.

    On July 27, 1994, the Company entered into a new four year licensing agreement with a major European manufacturer of patient monitors, granting a nonexclusive license to use the Company's blood pressure technology for a specific application, and allowing the exchange of technical know-how. During February 1997, the Company amended the original licensing agreement through the year 2000. As part of this agreement, the Company will receive license fees of $1,500,000 plus royalties, of which $1,300,000 in license fees has been received through December 31, 1999. The manufacturer has the option to extend the license to the year 2006 and only be liable for royalties. License fees are being recognized on a straight line basis over the contract period.

    The Company believes that existing funds together with internally generated funds from 2000 operations and its existing line of credit arrangement will provide the Company with adequate liquidity and capital resources to meet its 2000 financial requirements.

Year 2000 Compliance

    The Year 2000 ("Y2K") issue: There have been no adverse effects on the Company's systems or operations or with its suppliers.


ITEM 7.  INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                     F-1

Balance Sheets - December 31, 1999 and 1998                  F-2

Statements of Income for the Years Ended
  December 31, 1999, 1998 and 1997                           F-3

Statements of Shareholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997               F-4

Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997                           F-5

Notes to Financial Statements                                F-6 to F-12

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Reference is made to the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 21, 2000 and to be filed with the Securities and Exchange Commission.

ITEM 10.  EXECUTIVE COMPENSATION

    Reference is made to the sections entitled "Compensation of Executive Officers" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 21, 2000, and to be filed with the Securities and Exchange Commission.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the sections entitled "Stock Ownership" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 21, 2000, and to be filed with the Securities and Exchange Commission.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company and Louis P. Scheps have entered into an employment agreement pursuant to which Mr. Scheps serves as President and Chief Excutive Officer of the Company. As of September 1, 1998, the employment agreement was amended (as amended, the "Employment Agreement") to extend its term through August 31, 2000 and provide for a base salary of $185,000 per year. The Employment Agreement also provides that if a "Change of Control" (as defined below) occurs, and upon such Change of Control occuring, the Employment Agreement is not extended for a period of at least one year following the stated termination date of the Employment Agreement, then Mr. Scheps shall be paid a lump sum of $250,000 on such stated termination date. "Change of Control" is defined in the Employment Agreement to mean (i) a sale of all or substantially all of the Compay's assets, (ii) a merger involving the Company in which the Company is not the survivor and the Company's stockholders prior to the merger control less than fifty percent of the voting stock of the surviving entity,
(iii) a sale by the Company's stockholders to an acquiror or acquirors acting in concert of more than a majority of the then outstanding stock of the Company owned by the Company's stockholders, or (iv) any event similar to any of the foregoing. In connection with the amendment of the Employment Agreement, Mr. Scheps was granted a warrant to purchase 100,000 shares of the Company common stock at an exercise price of $1.00 per share. This warrant is exercisable solely in the event of a Change of Control.

    The Company also has an employment agreement with Dr. Myron Cohen under which he serves as Executive Vice President of the Company through December 31, 2000 at an annual base salary of $102,400. There are no benefits payable to Dr. Cohen upon termination of the agreement.

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

                    CAS MEDICAL SYSTEMS, INC.


                  INDEX TO FINANCIAL STATEMENTS





                                                             Page


Report of Independent Public Accountants                      F-1

Balance Sheets -- December 31, 1999 and 1998               F-2 to F-3

Statements of Income for the Years Ended December 31,         F-4
  1999, 1998 and 1997

Statements of Shareholders' Equity for the Years Ended        F-5
  December 31, 1999, 1998 and 1997

Statements of Cash Flows for the Years Ended December
  31, 1999, 1998 and 1997                                     F-6

Notes to Financial Statements                              F-7 to F-15




Schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of CAS Medical Systems, Inc.:


We have audited the accompanying balance sheets of CAS Medical Systems, Inc. (a Delaware corporation) as of December 31, 1999 and 1998, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CAS Medical Systems, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




/s/ARTHUR ANDERSEN LLP

Stamford, Connecticut,
January 28, 2000

                                    F-2
                         CAS MEDICAL SYSTEMS, INC.

                BALANCE SHEETS -- DECEMBER 31, 1999 AND 1998



                  ASSETS                          1999         1998
CURRENT ASSETS:
  Cash and cash equivalents                    $1,255,450   $1,442,342
  Accounts receivable, net of allowance for
    doubtful accounts of $30,000 and $17,000
    in 1999 and 1998, respectively              1,624,676      895,699
  Inventories                                   1,429,692      948,293
  Deferred tax asset                              137,500       94,500
  Other current assets                             61,810       79,711

  Total current assets                           4,509,128   3,460,545

PROPERTY AND EQUIPMENT:
Land and improvements                              535,000     535,000
Buildings and improvements                       1,392,837   1,379,590
Machinery and equipment                          1,414,141   1,151,946

                                                 3,341,978   3,066,536

Less-accumulated depreciation                      891,493     704,849

                                                 2,450,485   2,361,687

OTHER ASSETS, net                                  221,650       2,901

  Total Assets                                  $7,181,263  $5,825,133



The accompanying notes to financial statements are an integral part of these statements

                                    F-3
                         CAS MEDICAL SYSTEMS, INC.

                BALANCE SHEETS -- DECEMBER 31, 1999 AND 1998

                                 (continued)


LIABILITIES AND SHAREHOLDERS' EQUITY                 1999          1998
CURRENT LIABILITIES:
  Current portion of long-term debt              $   35,560    $        -
  Accounts payable                                  286,533       614,355
  Income taxes payable                              321,870       444,720
  Accrued payroll                                   147,087       259,697
  Accrued professional fees                          73,816        90,500
  Accrued warranty expense                           30,000        20,000
  Other accrued expenses                            165,861        56,673

  Total current liabilities                       1,060,727     1,485,945

LONG-TERM DEBT                                    1,244,005             -

COMMITMENTS AND CONTINGENCIES
  (Notes 7, 8 and 11)

SHAREHOLDERS' EQUITY:
  Common stock, $.004 par value, 19,000,000
    shares authorized, 9,457,577 and
    9,329,277 shares issued and outstanding
    in 1999 and 1998, respectively                   37,831        37,317
  Additional paid-in capital                      2,730,626     2,697,364
  Retained earnings                               2,108,074     1,604,507

  Total shareholders' equity                      4,876,531     4,339,188

  Total liabilities and shareholders' equity     $7,181,263    $5,825,133

The accompanying notes to financial statements are an integral part of these statements.

                                    F-4
                         CAS MEDICAL SYSTEMS, INC.
                            STATEMENTS OF INCOME

            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                           1999        1998        1997
REVENUES:
  Net product sales                    $8,266,392  $6,726,764  $6,620,328
  Licensing fees                          244,838     293,178     280,848

                                        8,511,230   7,019,942   6,901,176

OPERATING EXPENSES:
  Cost of product sales                 3,531,003   2,933,512   2,826,718
  Selling, general and administrative   3,571,166   3,010,884   2,501,894
  Research and development                575,478     547,718     519,227

  Operating income                        833,583     527,828   1,053,337

OTHER INCOME                                 ,  -     725,000           -

INTEREST (EXPENSE) INCOME, net        (     4,016)    106,424      75,706

  Income before provision for
    income taxes                          829,567   1,359,252   1,129,043

PROVISION FOR INCOME TAXES                326,000     543,000     464,000

  Net income                           $  503,567  $  816,252  $  665,043
                                        ---------    --------    --------
Weighted average number of common
  shares outstanding:
  Basic                                 9,347,748   9,329,277   9,329,277
                                        ---------   ---------   ---------
  Assuming dilution                     9,703,854   9,839,689   9,979,489
                                        ---------  ----------   ---------
Earnings per common share:
  Basic                                      $.05        $.09        $.07
                                        ---------  ----------   ---------
  Assuming dilution                          $.05        $.08        $.07
                                        ---------  ----------   ---------

The accompanying nots to financial statements are an integral part of these statements

                                                  F-5
                                       CAS MEDICAL SYSTEMS, INC.
                                   STATEMENTS OF SHAREHOLDERS' EQUITY

                          FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                  Common Stock        Additional
                                ------------------     Paid-In         Retained
                                Shares      Amount     Capital         Earnings
       Total
                                ______      ______    __________
_________      ________

BALANCE, December 31,1996       9,329,277    $37,317   $2,697,364     $
123,212     $2,857,893

  Net income                            -          -            -
665,043        665,043

BALANCE, December 31, 1997      9,329,277    $37,317   $2,697,364      $
788,255     $3,522,936

  Net income                           -          -            -
816,252        816,252
                               ---------     ------    ---------
---------      ---------

BALANCE, December 31, 1998     9,329,277    $37,317   $2,697,364
$1,604,507      4,339,188

  Net income                           -          -            -
503,567        503,567

  Common stock issued            128,300        514       33,262
-         33,776
                               ---------     ------    ---------
---------      ---------

BALANCE, December 31, 1999     9,457,577    $37,831   $2,730,626
$2,108,074     $4,876,531



The accompanying notes to financial statements are an integral part of these statements

                                    F-6
                         CAS MEDICAL SYSTEMS, INC.
                          STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                               1999       1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $  503,567  $  816,252   $ 665,043
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization            192,894     124,066      92,175
    Deferred income taxes                   ( 43,000)     17,500           -
Changes in operating assets and
  liabilities:
    Accounts receivable                     (728,977)    160,182      56,636
    Inventories                             (111,399)   (223,172)     34,641
    Other current assets                      17,902    (  4,074)      7,890
    Accounts payable and accrued expenses   (460,778)    615,342    (135,199)
                                           ---------   ---------     -------
    Net cash (used in) provided by
      operating activities                  (629,791)  1,506,096     721,186
                                           ---------   ---------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of assets                        (725,000)          -           -
  Expenditures for property and equipment   (145,442) (2,254,099)   (137,820)
    Net cash used in investing activities   (870,442) (2,254,099)   (137,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing under long-term debt            1,310,000          -           -
  Repayments under long-term debt           (  30,435)         -           -
  Proceeds from issuance of common stock       33,776          -           -
                                            ---------  ---------     -------
    Net cash provided by financing
      activities                            1,313,341          -           -
                                            ---------  ---------     -------
    Net (decrease) increase in cash and
      cash equivalents                       (186,892) ( 748,003)    583,366
CASH AND CASH EQUIVALENTS, beginning of
  year                                      1,442,342  2,190,345   1,606,979

CASH AND CASH EQUIVALENTS, end of year     $1,255,450 $1,442,342  $2,190,345
                                            ---------  ---------   ---------
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
  Cash paid during the year for interest   $   86,153 $    1,040  $      765
  Cash paid during the year for taxes         489,353    329,000     543,000

The accompanying notes to financial statements are an integral part of these statements

                                    F-7
                         CAS MEDICAL SYSTEMS, INC.

                       NOTES TO FINANCIAL STATEMENTS

                             DECEMBER 31, 1999




(1)   THE COMPANY:

CAS Medical Systems, Inc. (the "Company") operates in one business segment and is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use in the healthcare and medical industry. These products are sold by the Company through its own sales force, via distributors and pursuant to original equipment manufacturer agreements internationally and in the United States. The Company's operations and manufacturing facilities are located in the United States. During 1999, 1998 and 1997, the Company had sales to one customer which in the aggregate accounted for approximately 14%, 13% and 13%, respectively, of revenues in each of the three years reported. The Company generated revenues from international sales (principally to Europe), including licensing fee revenues, of approximately $2.4 million, $2,3 million and $2.3 million, respectively, in each of the three years reported.

During October 1999, the Company acquired certain assets related to the Event-Link (R) product line from a third party for a purchase price of $725,000. This product line includes infant and adult apnea monitors and accessories for hospital and home use, as well as the Event-Link (R) Software for data retrieval and display. The acquisition included inventory, related manufacturing equipment, intellectual property and licensed technology. Sales related to the new line were approximately $83,000 in 1999. The purchase price was allocated to the assets acquired based upon their estimated fair values at the date of acquisition as follows:

      Inventory                      $370,000
      Equipment                       130,000
      Licensed technology             225,000
                                      -------
                                     $725,000

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                                    F-8
                         CAS MEDICAL SYSTEMS, INC.

                       NOTES TO FINANCIAL STATEMENTS

                             DECEMBER 31, 1999


Property and Equipment-

Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method based on the estimated useful lives of the assets, which range from two to five years and the building which has a life of 20 years.

Licensed Technology

Licensed technology acquired in connection with the product line assets acquired in 1999 is being amortized over five years on the straight-line basis and is included within other assets in the accompanying balance sheet at December 31, 1999. Amortization expense associated with this intangible asset was $6,250 for the year ended December 31, 1999.

Revenue Recognition-

Revenues from product sales are recognized upon passage of title, generally upon shipment. Revenues from licensing fees are recognized over the term of the agreement (Note 5).

Research and Development Costs

The Company expenses all research and development costs as incurred.

Earnings per Common Share-

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted average nunmber of shares of common stock outstanding during the year. No dilution for any potentially dilutive securities is included. Diluted earnings per share assumes the conversion of all potentially dilutive securities using the treasury stock method.

As of December 31, 1999, the Company had outstanding options and warrants to purchase 514,500 and 1,295,000 shares of common stock, respectively.

                                    F-9
                         CAS MEDICAL SYSTEMS, INC.

                       NOTES TO FINANCIAL STATEMENTS

                             DECEMBER 31, 1999


Under SFAS No. 128, a summary of the Company's basic and diluted earnings per share are as follows:

                                              1999        1998        1997

Net income                               $  503,567     816,252     665,043

Weighted average shares outsanding        9,347,748   9,329,277   9,329,277

Add:  Dilutive warrants and options         356,106     510,412     650,212
                                           ---------   ---------   ---------

Total weighted average shares and
  dilutive securities outstanding         9,703,854   9,839,689   9,979,489
                                           ---------  ----------   ---------

Earnings per share - basic                     $.05        $.09        $.07
                                           ---------  ----------   ---------
Earnings per share - assuming dilution         $.05        $.08        $.07
                                           ---------  ----------   ---------

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

New Accounting Pronouncements

In December 1999, Staff Accounting Bulletin No. 101 (SAB 101) Revenue Recognition, was issued. SAB 101 will require a company to defer revenue recognition on product shipments until contractual terms of customer acceptance, including inspection and installation requirements, are met. The Company will be required to adopt this new accounting principle through a cumulative charge to retained earnings in accordance with the provisions of APB Opinion No. 20 no later than the first quarter of fiscal 2001. The Company does not believe that the adoption of this standard will have a material impact on its future operating results.

                                    F-10
                         CAS MEDICAL SYSTEMS, INC.

                       NOTES TO FINANCIAL STATEMENTS

                             DECEMBER 31, 1999

(3)   INVENTORIES:

Inventories include costs of materials, labor and manufacturing overhead.

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                    1999        1998

           Raw materials       $  916,837     $622,501
           Work in process        256,402       89,866
           Finished goods         256,453      235,926
                                  _______      _______
                               $1,429,692     $948,293

(4)   FINANCING ARRANGEMENTS

Line of Credit

At December 31, 1999, the Company's line of credit arrangement allowed for maximum borrowings of $1,000,000, all of which was available. The line of credit arrangement expires on September 1, 2000 and bears interest at the prime rate (8.5% at December 31, 1999) plus 0.5%. There were no borrowings on the line in 1998. During 1999, the maximum month end borrowing outstanding under this line was $400,000, the weighted average borrowing was $19,726 and the weighted average interest rate on amounts outstanding were 8.75%. There were no borrowings outstanding at December 31, 1999. The bank has a first security interest in substantially all assets of the Company and requires a compensating balance equal to 10% of the line of credit.

Long-term Debt

In February 1999, the Company obtained a nineteen year, 7.25% fixed rate $1,310,000 mortgate from a bank. The mortgage is secured by a first mortgage lien on the Company's operating facilities consisting of 4.6 acres of land and the 24,000 square foot industrial building. The monthly payments, including interest, are approximately $11,000. Scheduled maturities of principal under the mortgage over the next five years is as follows:

      2000                       $   35,560
      2001                           38,250
      2002                           41,120
      2003                           44,200
      2004                           47,510
      Thereafter                  1,072,925
                                  ---------
                                 $1,279,565

                                    F-11
                         CAS Medical Systems, Inc.
                            Notes to Statements
                             December 31, 1999

(5)   LICENSE AGREEMENTS:

On July 27, 1994, the Company entered into a four year licensing agreement (subsequently amended through the year 2000) with a major European manufacturer of medical equipment, canceling and superseding a prior licensing agreement with this company. The agreement grants a nonexclusive license to use the Company's blood pressure technology for a specific application. As part of this agreement, the Company will receive $1,500,000 plus royalties through the year 2000, of which $1,300,000 has been received through December 31, 1999. The manufacturer has the option to extend the license to 2006 for which the Company will earn royalties. License fees from this agreement and deferred revenue of $140,000 from the prior license agreement are being recognized over the life of the current agreement.


(6)   Stock-Based Compensation Programs:

Stock Options

In December 1984, the Board of Directors and shareholders adopted the 1984 Employee Incentive Stock Option Plan (the "1984 Plan"). The exercise price for common stock issued under the 1984 Plan is to be no less than the fair value of the stock at the grant date of the options. Pursuant to the 1984 Plan, 750,000 shares of common stock have been reserved for employee (including officers and directors) purchases. An option granted under the 1984 Plan becomes exercisable in two equal annual installments, commencing one year from the date of the grant of the option. Options begin to expire between five and ten years from the date of grant, depending on the optionholder's percentage of ownership of the Company. In the event employment is terminated, the employee no longer has the right to exercise his or her options unless expressly permitted by the Board of Directors.

In June 1994, the Board of Directors and shareholders adopted the 1994 Employees' Incentive Stock Option Plan (the "1994 Plan"). Pursuant to the 1994 Plan, 250,000 shares of common stock have been reserved for employee (including officers and directors) purchase. The 1994 Plan is the successor to the 1984 Plan and contains provisions which are similar to those of the 1984 Plan.

During 1999, the Board of Directors approved an increase in the number of shares of common stock issuable under stock options under the 1994 Plan to 1,250,000. This amendment is contingent upon the approval of the shareholders of the Company within twelve months from the date of the amendment.

                                    F-12
                         CAS Medical Systems, Inc.
                            Notes to Statements
                             December 31, 1999


Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. Accordingly, had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's 1999, 1998 and 1997 net income and earnings per share would have been reduced to the following pro forma amounts:

                                             1999      1998     1997

Net income:           As reported          $503,567  $816,252  $665,043
                      Pro Forma             498,305   795,584   639,074

Earnings per share:   As reported-Basic         .05       .09       .07
                      Pro forma-Basic           .05       .09       .07
                      As reported-Diluted       .05       .08       .07
                      Pro forma-Diluted         .05       .08       .06

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999 and 1998 (none were granted in 1997): risk free interest rates of 6.3% and 5.1%, expected lives of 10 years; expected volatility of 73% and 75%, respectively.

                                           F-13
                                CAS Medical Systems, Inc.
                                   Notes to Statements
                                    December 31, 1999
A summary of the Company's stock option plans at December 31, 1999, 1998 and 1997 and changes during the years then ended is presented below:

                               1999                 1998                  1997

----------------------------------------------------------------
                                 Weighted              Weighted
Weighted
                                 Average               Average
Average
                                 Exercise              Exercise
Exercise
                        Shares    Price       Shares    Price       Shares
Price
  Outstanding at
   beginning of year    650,100    $ .57      625,100    $.57       625,100   $
 .57
  Granted                25,000      .65       25,000     .50             -

  Exercised            (128,300)     .26            -                     -

  Cancelled            ( 32,300)    1.10            -                     -

                      _________               _______               _______

  Outstanding at
   end of year          514,500    $ .60      650,100    $.57       625,100   $
 .57

  Exercisable at
   end of year          483,250    $ .61      625,100    $.57       569,350   $
 .52

  Weighted average
   fair value of
   options granted
   during the year                 $ .53                 $.41                 $
  -


The following table summarizes information about stock options outstanding at
December 31,
1999:
                  Options Outstanding                          Options
Exercisable
__________________________________________________________
_______________________

                    Number         Weighted                    Number
                 Outstanding        Average       Weighted   Exercisable
Weighted
                      at           Remaining      Average        at
Average
   Range of      December 31,   Contractual Life  Exercise   December 31,
Exercise
Exercise Prices      1999           (Years)        Price        1999
Price


$.31 to $.38      212,500            3.0           $.36       212,500         $
 .36
 .50 to  .75      190,500            3.9            .70       159,250
 .73
 .82 to  .93      111,500            6.0            .91       111,500
 .91
____________      _______         __________       ____       _______
_____

$.31 to $.93      514,500            4.0           $.60       483,250         $
 .61

                                    F-14
                         CAS Medical Systems, Inc.
                            Notes to Statements
                             December 31, 1999
Warrants

Prior to 1999, the Company granted outstanding warrants to purchase 1,395,000 shares of common stock at exercise prices ranging from $.31 to $1.00 per common share. None of the warrants have been exercised as of December 31, 1999.

(7)  LIFE INSURANCE

During 1999, 1998 and 1997, the Company paid term life insurance premiums of approximately $27,900, $23,000 and $20,000, respectively, for life insurance policies on the lives of two officers of the Company. The policies are in the face amounts of $1,000,000 and $650,000. The beneficiaries of $250,000 and $150,000, respectively, of the policies are designated by the insured. The Company is the beneficiary of the balance.

(8)  401(k) PLAN

The Company maintains a 401(k) benefit plan for its employees which generally allows participants to make contributions by salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis and discretionary contributions by the Company. The 1999, 1998 and 1997 contributions by the Company were $44,075, $48,553 and $32,260, respectively.

The Company does not provide other post-retirement or other post-employment benefits.

(9)  INCOME TAXES

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires the recognition of deferred tax assets and liabilities for future tax consequences resulting from differences between the book and tax basis of existing assets and liabilities. In addition, SFAS No. 109 requires the recognition of future tax benefits to the extent that realization of such benefits are more likely than not.

                                    F-15
                         CAS Medical Systems, Inc.
                            Notes to Statements
                             December 31, 1999

   The 1999, 1998 and 1997 provisions are comprised of the following:

                                    1999         1998         1997

   Current:
     Federal                      $286,000     $446,700     $392,000
     State                          83,000       78,800       72,000
                                   _______      _______      _______
        Total                      369,000      525,500      464,000

   Deferred (Benefit):
     Federal                      ( 33,000)      15,300            -
     State                        ( 10,000)       2,200            -
                                   _______      _______      _______
        Total                     ( 43,000)      17,500            -

    Provision for income taxes
                                  $326,000     $543,000     $464,000

The effective tax rate differs for the federal statutory rate of 34% in each year principally due to state income taxes.

The components of the Company's deferred tax assets at December 31, 1999 and 1998 are as follows:
                                            1999            1998
                                            ____            ____

        Inventories                       $ 74,000        $ 52,200
        Warranty reserve                    12,000           7,400
        Bad debt reserve                    12,000           6,700
        Other                               39,500          28,200
                                           _______          ______
                                          $137,500         $94,500
(10)  OTHER INCOME

During 1998, the Company and a third party distributor terminated a sales contract. The Company received a $725,000 settlement from the third party and has recorded this amount in other income due to its non-operating nature.

(11)  COMMITMENTS AND CONTINGENCIES:

Employment Agreements

The Company is committed under employment agreements with two officers for payments aggregating approximately $287,000 per year which expire on August 31, 1999 and December 31, 2000.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CAS MEDICAL SYSTEMS, INC.
                                  (Registrant)


March 23, 2000                    Louis P. Scheps
Date                              Louis P. Scheps
                                  President and Chief Executive Officer
                                  and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 23, 2000                    Myron L. Cohen
Date                              Myron L. Cohen
                                  Director


March 23, 2000                    Lawrence Burstein
Date                              Lawrence Burstein
                                  Director


March 23, 2000                    Jerome Baron
Date                              Jerome Baron
                                  Director


March 23, 2000                    Saul Milles
Date                              Saul Milles
                                  Director



March 23, 2000                    Louis P. Scheps
Date                              Louis P. Scheps
                                  Director