Form 10QSB
period 2000-03-31
CAS MEDICAL SYSTEMS INC
filed 2000-05-11
CIK 764579

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2000

                        Commission File Number 2-96271-B
                                               ---------

                            CAS MEDICAL SYSTEMS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       06-1123096
            --------                                       ----------
 (State or other jurisdiction of                        (I.R.S. employer
  incorporation of organization)                       identification no.)

          44 East Industrial Road, Branford, Connecticut      06405
          ----------------------------------------------     -------
             (Address of principal executive offices)      (Zip Code)

                                 (203) 488-6056
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.004 par value:    9,457,577 shares as of March 31, 2000.
                                  -------------------------------------
================================================================================

                                                                       FORM 10-Q
                                                                  MARCH 31, 2000
                                                                          PAGE 2

                                     PART I.
                                     -------

ITEM 1.  FINANCIAL INFORMATION
-------  ---------------------

     The financial statements included herein have been prepared by CAS Medical Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999.


     In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of March 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999 have been included.

                                                                       FORM 10-Q
                                                                  MARCH 31, 2000
                                                                          PAGE 3

                            CAS Medical Systems, Inc.

            Balance Sheets as of March 31, 2000 and December 31, 1999
            ---------------------------------------------------------

Assets
------                                             March 31,        December 31,
                                                     2000              1999
                                                     ----              ----
                                                 (unaudited)         (audited)
Current Assets:
    Cash and cash equivalents                     $1,440,321         $1,255,450
    Accounts receivable, net of allowance
    for doubtful accounts                          1,632,218          1,624,676
    Inventory                                      1,734,667          1,429,692
    Deferred tax assets                              137,500            137,500
    Other current assets                              49,067             61,810
                                                  ----------         ----------

Total current assets                               4,993,773          4,509,128
                                                  ----------         ----------
Property and Equipment
    Land and improvements                            535,000            535,000
    Building and improvements                      1,392,837          1,392,837
    Machinery and equipment                        1,454,521          1,414,141
                                                  ----------         ----------
                                                   3,382,358          3,341,978

    Less-Accumulated depreciation                    962,122            891,493
                                                  ----------         ----------
                                                   2,420,236          2,450,485
                                                  ----------         ----------
Other Assets                                         210,400            221,650
                                                  ----------         ----------
Total assets                                      $7,624,409         $7,181,263
                                                  ==========         ==========

    The accompanying notes are an integral part of these financial statements

                                                                       FORM 10-Q
                                                                  MARCH 31, 2000
                                                                          PAGE 4

                            CAS Medical Systems, Inc.

            Balance Sheets as of March 31,2000 and December 31, 1999
            --------------------------------------------------------

                                                    March 31,      December 31,
Liabilities and Shareholders' Equity                  2000             1999
------------------------------------                  ----             ----
                                                   (unaudited)       (audited)
Current Liabilities:
     Current portion of long-term debt             $   35,560       $   35,560
     Accounts payable                                 525,837          286,533
     Income taxes payable                             440,951          321,870
     Accrued payroll                                   36,086          147,087
     Accrued professional fees                         40,880           73,816
     Accrued warranty expenses                         30,000           30,000
     Other accrued expenses                           181,472          165,861
                                                   ----------       ----------
         Total current liabilities                  1,290,786        1,060,727
                                                   ----------       ----------
Long-term Debt                                      1,235,349        1,244,005
                                                   ----------       ----------
Shareholders' Equity:
     Common stock, $.004 par value per share,
     19,000,000 shares authorized, 9,457,577
     shares issued and outstanding in 2000 and
     1999                                              37,831           37,831

     Additional paid-in capital                     2,730,626        2,730,626
     Retained earnings                              2,329,817        2,108,074
                                                   ----------       ----------
     Total shareholders' equity                     5,098,274        4,876,531
                                                   ----------       ----------
Total liabilities and shareholders' equity         $7,624,409       $7,181,263
                                                   ==========       ==========

    The accompanying notes are an integral part of these financial statements

                                                                       FORM 10-Q
                                                                  MARCH 31, 2000
                                                                          PAGE 5

                            CAS Medical Systems, Inc.

                              Statements of Income
                              --------------------
                           For the Three Months Ended
                           --------------------------
                             March 31, 2000 and 1999
                             -----------------------

                                                      (Unaudited)
                                                  Three Months Ended
                                                         March 31,
                                                   2000              1999
                                                   ----------------------
REVENUES:
     Net product sales                       $ 2,917,082           $ 1,715,948
     Licensing fees                               86,444                80,645
                                             -----------           -----------
                                               3,003,526             1,796,593
OPERATING EXPENSES:
     Cost of product sales                     1,345,200               774,300
     Selling, general & administrative         1,062,981               733,540
     Research & development                      208,166               127,674
                                             -----------           -----------
     Operating income                            387,179               161,079

INTEREST (EXPENSE), net                          (15,436)               (1,239)
                                             -----------           -----------
     Income before income taxes                  371,743               159,840

PROVISION FOR INCOME TAXES                       150,000                59,000
                                             -----------           -----------
     Net Income                              $   221,743           $   100,840
                                             ===========           ===========
Weighted average number of
common shares outstanding:
     Basic                                     9,457,577             9,335,888
                                             ===========           ===========
     Assuming dilution                         9,978,820             9,732,035
                                             ===========           ===========
Earnings per common share:
     Basic                                   $      0.02           $      0.01
                                             ===========           ===========
     Assuming dilution                       $      0.02           $      0.01
                                             ===========           ===========

    The accompanying notes are an integral part of these financial statements

                                                                       FORM 10-Q
                                                                  MARCH 31, 2000
                                                                          PAGE 6

                            CAS Medical Systems, Inc.

                       Statements of Shareholders' Equity
                       ----------------------------------
               For the Three Months Ended March 31, 2000 and 1999
               --------------------------------------------------

                                                              Additional
                                       Common Stock            Paid-In        Retained
                                   Shares        Amount        Capital        Earnings       Total
                                ----------------------------------------------------------------------
Balance,
     December 31, 1998
     (Audited)                   9,329,277     $   37,317     $2,697,364     $1,604,507     $4,339,188

Issuance of common stock            17,500             70          6,005           --            6,075

Net income for three months
       (Unaudited)                    --             --             --          100,840        100,840
                                ----------     ----------     ----------     ----------     ----------
Balance
     March 31, 1999
     (Unaudited)                 9,346,777     $   37,387     $2,703,369     $1,705,347     $4,446,103
                                ==========     ==========     ==========     ==========     ==========

                                                              Additional
                                       Common Stock            Paid-In        Retained
                                   Shares        Amount        Capital        Earnings       Total
                                ----------------------------------------------------------------------
Balance,
     December 31,
     1999 (Audited)              9,457,577     $   37,831     $2,730,626     $2,108,074      4,876,531

Net income for three months
       (Unaudited)                    --             --             --          221,743        221,743
                                ----------     ----------     ----------     ----------     ----------
Balance,
     March 31, 2000
     (Unaudited)                 9,457,577     $   37,831     $2,730,626     $2,329,817     $5,098,274
                                ==========     ==========     ==========     ==========     ==========

    The accompanying notes are an integral part of these financial statements

                                                                       FORM 10-Q
                                                                  MARCH 31, 2000
                                                                          PAGE 7

                            CAS Medical Systems, Inc.

                            Statements of Cash Flows
                            ------------------------
               For the Three Months Ended March 31, 2000 and 1999
               --------------------------------------------------
                                   (Unaudited)

                                                              March 31,
                                                         2000          1999
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $   221,743   $   100,840
  Adjustments to reconcile net income
  to net cash provided by/(used in)
  operating activities:
    Depreciation and amortization                          70,629        54,117
    Accounts receivable                                    (7,542)       67,481
    Inventory                                            (304,975)       58,815
    Other current assets                                   23,993         8,144
    Accounts payable and accrued expenses                 230,059      (944,883)
                                                      -----------   -----------
    Net cash provided by/(used in) operating
     activities                                           233,907      (655,486)
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures                     (40,380)      (62,160)
                                                      -----------   -----------

  Net cash used in investing activities                   (40,380)      (62,160)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under long-term debt                          (8,656)      (38,384)
  Note payable-long term                                     --       1,310,000
  Proceeds from issuance of common stock                     --           6,075
                                                      -----------   -----------

  Net cash (used in)/provided by financing activities      (8,656)    1,277,691
                                                      -----------   -----------

  Net increase in cash and cash equivalents               184,871       560,045

CASH AND CASH EQUIVALENTS, at beginning
  of period                                             1,255,450     1,442,342
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, at end of period           $ 1,440,321   $ 2,002,387
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest            $    23,808   $    15,883
  Cash paid during the period for income taxes        $   111,573   $   258,900

    The accompanying notes are an integral part of these financial statements

                                                                       FORM 10-Q
                                                                  MARCH 31, 2000
                                                                          PAGE 8

                            CAS Medical Systems, Inc.

                          Notes to Financial Statements

                                 March 31, 2000

(1)  The Company:

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

     During October 1999, the Company acquired the Event-Line(R) product line from a third party. The purchase includes the infant and adult apnea monitors and accessories for hospital and home use, as well as the Event-Link(R) Software for data retrieval and display. The Event-Link system offers options that combine cardio-respiratory monitoring, pulse oximetry and event recording to provide complete, objective documentation and monitoring of all age groups. The Event-Link(R) Monitoring system is a natural extension for both the neonatal specialty and diagnostic monitoring product lines, as CAS builds its hospital monitoring business and expands into the homecare marketplace. The purchase price was allocated to the assets acquired based upon their estimated fair values at the date of acquisition as follows:

           Inventory                            $370,000
           Equipment                             130,000
           Licensed technology                   225,000
                                                --------
                                                $725,000
                                                ========
(2)  Summary of Significant Accounting Policies:

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At March 31, 2000 and December 31, 1999, inventory consisted of the following:

                           March 31,       December 31,
                             2000              1999
                          ----------------------------

     Raw Material           $995,251          $916,837
     Work-In-Process         506,342           256,402
     Finished Inventory      233,074           256,453
                          ----------        ----------

                          $1,734,667        $1,429,692
                          ==========        ==========

                                                                       FORM 10-Q
                                                                  MARCH 31, 2000
                                                                          PAGE 9

     Property and Equipment

     Property and equipment are stated at cost. Property and equipment are depreciated, using the straight-line method based on the estimated useful lives of the assets which range from two to five years and the building which has a life of 20 years.

     New Accounting Pronouncements

     In December 1999, Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition," was issued. SAB 101 will require a company to defer revenue recognition on product shipments until contractual terms of customer acceptance, including inspection and installation requirements, are met. The Company will be required to adopt this new accounting principle through a cumulative charge to retained earnings in accordance with the provisions of APB Opinion No. 20 no later than the second quarter of fiscal 2000. The Company does not believe that the adoption of this standard will have a material impact on its future operating results.

(3)      Earnings Per Common Share:

         The following tables summarize the Company's calculation of Basic and Diluted Earnings per Share ("EPS") for the three month period ended March 31, 2000 and 1999:

                                               Three Months Ended
                                                 March 31, 2000
                                    -----------------------------------------
                                                Weighted Average
                                     Income           Shares        Per Share
                                   (Numerator)     (Denominator)      Amount
Basic EPS                           -----------------------------------------
  Income available to common
    stockholders                    $221,743         9,457,577           $.02
Effect of Dilutive Securities:
  Options                                              132,157
  Warrants                                             389,086
                                    --------         ---------           ----
Diluted EPS                         $221,743         9,978,820           $.02
                                    ========         =========           ====

                                               Three Months Ended
                                                 March 31, 1999
                                    -----------------------------------------
                                                Weighted Average
                                     Income           Shares        Per Share
                                   (Numerator)     (Denominator)      Amount
Basic EPS                           -----------------------------------------
  Income available to common
    stockholders                    $100,840         9,335,888           $.01
Effect of Dilutive Securities:
  Options                                              108,126
  Warrants                                             288,021
                                    --------         ---------           ----

Diluted EPS                         $100,840         9,732,035           $.01
                                    ========         =========           ====

                                                                       FORM 10-Q
                                                                  MARCH 31, 2000
                                                                         PAGE 10
(4) Debt

At March 31, 2000, the Company had a line of credit with a Connecticut bank totaling $1,000,000. Borrowings under the line of credit bear interest at the prime rate plus .50%. At March 31, 2000, there were no borrowings outstanding under the line. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 10% of the line of credit.

(5) License Agreement:

On July 27, 1994, the Company entered into a four year licensing agreement with a major European manufacturer of patient monitors, granting a nonexclusive license to use the Company's blood pressure technology for a specific application, and allowing the exchange of technical know-how. During February 1997, the Company amended the original license agreement through the year 2000. As part of the agreement, the Company will receive license fees of $1,500,000 plus royalties, of which $1,300,000 in license fees has been received through March 31, 2000. The manufacturer has the option to extend the license to the year 2006 and only be liable for royalties. License fees are being recognized on a straight line basis over the contract period.

(6) Long Term Debt

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

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
--------------
Results of Operations
---------------------

    Net income for the first quarter of the current year was approximately $222,000 ($0.02 per common share on a diluted basis), compared to approximately $101,000 ($0.01 per common share on a diluted basis), reported for the first quarter of 1999. The 2000 earnings performance was impacted by a significant increase in sales of certain of the Company's product lines.

    The Company's revenues for the three month period ended March 31, 2000 were approximately $3,003,000, exceeding the comparable period in 1999 by approximately $1,206,000 or 67 percent. The increased sales are attributed across the full line of products with emphasis on strong sales of non-invasive blood pressure modules to Original Equipment Manufacturers ("OEM") who utilize the Company's technology in their systems.

     Total cost of product sales as a percentage of net product sales was 46 percent for 2000 compared to 45 percent for 1999. The unfavorable impact is due primarily to an increase in manufacturing overhead.

     Selling, general and administrative expenses were approximately $1,063,000 for the first quarter of 2000, compared to approximately $734,000 for the same period of 1999, an increase of $329,000 or 45 percent. The overall increase in 2000 is the result of additional personnel for the selling and marketing departments, both domestic and international.

                                                                       FORM 10-Q
                                                                  MARCH 31, 2000
                                                                         PAGE 11

     Research and development expenses increased by 63 percent to $208,166 during the first quarter of 2000, as compared to $127,674 for the comparable period in the prior year. The increase is due to new product development, including a non-invasive method of detecting brain oxygenation in newborns and support for the existing product line.

     The provision for income taxes of $150,000 and $59,000 for the three month period ended March 31, 2000 and 1999, respectively, represents federal and state income taxes.

     These factors and licensing revenues resulted in net income of approximately $222,000 for the period ending March 31, 2000, as compared to net income of approximately $101,000 for the comparable period in the prior year.

Liquidity and Capital Resources
-------------------------------

    At March 31, 2000, the Company's cash and cash equivalents totaled $1,440,321 compared to $1,255,450 at December 31, 1999. The Company's working capital totaled $3,702,987 on March 31, 2000, compared to $3,448,401 on December 31, 1999. The Company's increased cash position is due to cash provided by operating activities. As a result of improved liquidity, the Company invests in short-term notes, earning interest of approximately $8,000 for the first quarter of 2000.

         At March 31, 2000, the Company had a line of credit with a Connecticut bank totaling $1,000,000. Borrowings under the line bear interest at the prime rate plus .50%. At March 31, 2000, there were no borrowings outstanding under the line.

         During January 1999, the Company obtained a nineteen year, 7.25 percent fixed rate, $1,310,000 mortgage from a local bank. The mortgage is secured by a first mortgage lien on the Company property consisting of 4.6 acres of land and the 24,000 square foot industrial building. The payments are approximately $11,000 per month. The Company believes that the insurance on the property is adequate.

         The Company believes that the cash generated from operations and its bank line of credit will be sufficient to meet the Company's short term liquidity needs.

PART II

ITEM 3  EXHIBITS AND REPORTS
------  --------------------

     (A)  Exhibits

          11. See Notes to Financial Statements Note 2, regarding computation of earnings per Share.

     (B)  Reports on Form 8-K
            None

                                                                       FORM 10-Q
                                                                  MARCH 31, 2000
                                                                         PAGE 12


SIGNATURES
----------

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        CAS MEDICAL SYSTEMS, INC.
--------------------------------------
             (Registrant)


/s/ Louis P. Scheps                          Date:  May 10, 2000
--------------------------------------            ----------------
Louis P. Scheps
(President and Chief Executive Officer
and Chief Financial Officer)