Form 10KSB/A
period 2000-03-31
CAS MEDICAL SYSTEMS INC
filed 2000-05-31
CIK 764579

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

              44 East Industrial Road, Branford, Connecticut 06405
              ----------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (203) 488-6056
                                 --------------
                (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                               Title of Each Class
                               -------------------
                          Common Stock, $.004 par value

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 22, 2000 was based upon the last sale price of such stock on that date on the over-the-counter market, commonly referred to as the "pink sheets", was $4,054,736. The number of shares of the Registrant's Common Stock outstanding as of March 22, 2000 was 9,457,577.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 14, 2000 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Form 10-KSB.
================================================================================

                                     PART I
                                     ------

Item 1. Business
----------------

The Company
-----------

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

Principal Products and Services

OscilloMate(R) Blood Pressure Monitors and Blood Pressure Measurement Technology
--------------------------------------------------------------------------------
CAS offers its non-invasive blood pressure technology in the form of both stand-alone monitors that it has developed and manufactured and as modules for inclusion into other manufacturers' multi-parameter monitoring systems.

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

Pedisphyg(R), Safe-Cuff(TM) and Tuff-Cuff(R) Blood Pressure Cuffs
-----------------------------------------------------------------
The Company has developed and sells a complete line of blood pressure cuffs for the full range of patient population - neonate through adult. These cuffs are based on design criteria developed from scientific studies to ensure the highest degree of accuracy and ease of use. CAS cuffs can be used with any blood pressure monitor currently available, thereby not limiting their potential marketplace.

Klear-Trace(R) Electrodes
-------------------------
Specifically designed for neonatal application, Klear-Trace electrodes use a water-based gel adhesive that is gentle to delicate skin and can remain on the patient for extended periods of time without causing skin irritation.

NeoGuard(R)Reflectors, Limboard(R) Arm Boards, Klear-Temp(R) Temperature Probes,
--------------------------------------------------------------------------------
Klear-Wipe(TM) Preps
--------------------
The product line includes a Reflector to hold skin temperature probes in place for accurate monitoring, arm boards support IV sites, and sterile water wipes to remove harmful agents from the skin.

Event-Link(R) Monitoring System
-------------------------------
In October 1999, CAS acquired the Event-Link(R) product line from a third party. The purchase includes the infant and adult apnea monitors and accessories for hospital and home use, as well as the Event-Link(R) Software for data retrieval and display. The Event-Link system offers options that combine cardio-respiratory monitoring, pulse oximetry and event recording to provide complete, objective documentation and monitoring of all age groups.

The Event-Link(R) Monitoring system is a natural extension for both the neonatal specialty and diagnostic monitoring product lines, as CAS builds its hospital monitoring business and expands into the homecare marketplace.

Sales and Marketing
-------------------

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

                     Financial Information Relating to Sales

                             Year Ended December 31,


                                1999             1998              1997
                            ----------------------------------------------

Domestic Sales              $6,151,194       $4,765,323         $4,649,474
Export (including
  licensing fees)            2,360,036        2,254,619          2,251,702
                            ----------------------------------------------

                            $8,511,230       $7,019,942         $6,901,176
                            ==========       ==========         ==========

Competition
-----------

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

In both the hospital and emergency medical service markets, the Company's line of non-invasive blood pressure monitoring equipment has significant advantages over competitive products. The equipment is compact, portable, lightweight and user-friendly. The monitors maintain a high, professional standard of accuracy and quality in demanding environments such as those encountered in hospital and transport situations.

With respect to all of its products, the Company competes on the basis of price, features, product quality, promptness of delivery and customer service.

Customers
---------

During 1999, 1998, and 1997 the Company had sales to one customer which in the aggregate accounted for approximately 14%, 13% and 13% of sales, respectively.

Research and Development
------------------------

In 1999, 1998 and 1997, the Company spent approximately $575,000, $548,000 and $519,000, respectively, on activities relating to the development of new products and the improvement of existing products.

The Company will continue to develop and expand its patient monitoring capability, by adding new physiological parameters. In addition, plans are in process to improve information processing within the monitor, using new screen and communication technology. This will allow the Company to attempt to significantly increase sales penetration in the Acute and Intensive Care market.

Employees
---------

As of December 31, 1999, the Company had 65 employees of whom 63 were full-time. The Company has no collective bargaining agreements and believes that relations with its employees are good.

Government Regulation
---------------------

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

Manufacturing and Quality Assurance
-----------------------------------

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

ISO 9001
--------

In September 1996, the quality system at CAS was certified to ISO 9001/EN 46001 by the accredited body, BSI Inc.

This certification recognizes CAS for its achievement in implementing and maintaining a world class quality system and prepares CAS for the use of the "CE" mark. The CE mark is now required for medical devices to gain access to the European Union common market. The FDA, recognizing the value of a universally accepted quality system, has patterned its new Quality System Regulation after ISO 9001. CAS is in full compliance with the new Quality System Regulation.

Backlog
-------

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

Trademarks, Patents and Copyrights
----------------------------------

Certificates of Registration have been issued to the Company by the United States Department of Commerce Patent and Trademark Office for the following marks: CASR, PedisphygR, OscilloMateR, NeoGuardR, Tuff-CuffR, LimboardR, Klear-TraceR, and the heart shaped mark for use as a thermal reflector and the Company's corporate logo. The Company continues to use the Safe-CuffTM common law trademark.

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

Item 2. Properties
------------------

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

Item 3. Legal Proceedings
-------------------------

No material legal proceedings involving the Company are pending at this time.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

                                     PART II
                                     -------


Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

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

        Period Ended                     High                  Low
        ------------                     ----                  ---

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
        December 31, 1999                15/32                 15/32

        (b) The following table sets forth the approximate number of holders of record of Common Stock of the Company on December 31, 1999.

        Title of Class                              Number of Shareholders
        --------------                              ----------------------

        Common Stock, $.004 par value                         415

        (c) No cash dividends have been declared on the Company's common stock during 1999 or 1998.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

        1999 Compared to 1998
        ---------------------

        The Company earned $504,000 ($.05 per common share on a diluted basis) in 1999, compared to $816,000 ($.08 per common share on a diluted basis) in 1998. The 1999 earnings performance was impacted unfavorably by increased personnel costs in the sales and research and development departments, in contrast to 1998, when earnings in 1998 were favorably impacted by non-operating income from a one-time contract settlement.

        The Company's revenues were approximately $8,511,000 for 1999 and exceeded the prior year by approximately $1,491,000, or 21.2 percent. Revenues for 1999 reflected strong sales of non-invasive blood pressure monitors, and NIBP modules to Original Equipment Manufacturers ("OEM") who utilize the Company's technology in their system.

        Total cost of product sales as a percentage of net product sales was
42.9 percent for 1999 compared to 43.6 percent for 1998. The favorable impact of product cost is the result of added production efficiency and product cost reduction.

        Research and development expenses increased by 5 percent during 1999 to approximately $575,000 compared to approximately $548,000 for the same period of 1998. This increase during 1999 is due primarily to development cost of new products.

        Selling, general and administrative expenses were approximately $3,402,000 in the year ended December 31, 1999 compared to approximately $3,011,000 in the prior year, an increase of 13 percent. The overall increase is the result of additional sales personnel, both domestic and abroad.

        The Company received $83,810 in interest income and incurred $87,826 of interest expense during 1999 compared with interest income of $106,425 in the same period of 1998. The increase in interest expenses for 1999 is largely due to the mortgage obtained from a local bank on the Company's new facilities in Branford, Connecticut.

1998 Compared to 1997
---------------------

        The Company earned $816,000 ($.08 per common share on a diluted basis) in 1998, compared to $665,000 ($.07 per common share on a diluted basis) in 1997. The 1998 earnings performance was favorably impacted by non-operating income from a one-time contract settlement and an increase in licensing fee revenues.

        The Company's revenues for the year ended December 31, 1998 were approximately $7,020,000 and exceeded the comparable period in 1997 by approximately $119,000. Revenues for 1998 reflect a significant increase of 22 percent for Klear-Trace disposable products, whereas diagnostic equipment sales decreased by 21 percent. This was attributed to the loss of a few key OEM accounts due to their corporate restructuring.

        Total cost of product sales increased to 43.6 percent as a percentage of net product sales from 42.7 percent when comparing 1998 to 1997. This slight increase in cost is due primarily to product mix.

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

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

        As of December 31, 1999, the Company's cash and cash equivalents totaled $1,255,450 compared to $1,442,342 at December 31, 1998 (a decrease of 15%), and the Company's working capital totaled $3,448,401 on December 31, 1999, compared to $1,974,600 on December 31, 1998. The Company's decreased cash position is due to internally financing the acquisition of the Event-Link(R) product line from a third party. The purchase includes the infant and adult apnea monitors and accessories for hospital and home use as well as the Event-Link(R) Software for data retrieval and display. The purchase price was $725,000.

        In January 1999, the Company obtained a nineteen year, 7.25 percent fixed rate, $1,310,000 mortgage from a local bank. The mortgage is secured by a first mortgage lien on the company operating facilities consisting of 4.6 acres of land and the 24,000 square foot building. The monthly payments, including interest, are approximately $11,000. The borrowing provided additional working capital in 1999. Consequently, the Company's working capital ratio increased from 2.31 at December 31, 1998 to 4.25 at December 31, 1999.

       At December 31, 1999, the Company had a line of credit with a Connecticut bank totaling $1,000,000. Borrowings under the line of credit bear interest at prime rate plus 0.5%. At December 31, 1999, there were no borrowings outstanding under this line.

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

Year 2000 Compliance

        Regarding the Year 2000 ("Y2K") issue: There have been no adverse effects on the Company's systems or operations or with its suppliers.

Item 7.  Index to Financial Statements
--------------------------------------

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

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosures
---------------------

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

Reference is made to the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 21, 2000, and to be filed with the Securities and Exchange Commission.

Item 10. Executive Compensation
-------------------------------

Reference is made to the sections entitled "Compensation of Executive Officers" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 21, 2000, and to be filed with the Securities and Exchange Commission.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Reference is made to the sections entitled "Stock Ownership" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 21, 2000, and to be filed with the Securities Exchange Commission.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

The Company and Louis P. Scheps have entered into an employment agreement pursuant to which Mr. Scheps serves as President and Chief Executive Officer of the Company. As of September 1, 1998, the employment agreement was amended (as amended, the "Employment Agreement") to extend its term through August 31, 2000 and provide for a base salary of $185,000 per year. The Employment Agreement also provides that if a "Change of Control" (as defined below) occurs, and upon such Change of Control occurring, the Employment Agreement is not extended for a period of at least one year following the stated termination date of the Employment Agreement, then Mr. Scheps shall be paid a lump sum of $250,000 on such stated termination date. "Change of Control" is defined in the Employment Agreement to mean (i) a sale of all or substantially all of the Company's assets, (ii) a merger involving the Company in which the Company is not the survivor and the Company's stockholders prior to the merger control less than fifty percent of the voting stock of the surviving entity, (iii) a sale by the Company's stockholders to an acquirer or acquirers acting in concert of more than a majority of the then outstanding stock of the Company owned by the Company's stockholders, or (iv) any event similar to any of the foregoing. In connection with the amendment of the Employment Agreement, Mr. Scheps was granted a warrant to purchase 100,000 shares of the Company common stock at an exercise price of $1.00 per share. This warrant is exercisable solely in the event of a Change of Control.

The Company also has an employment agreement with Dr. Myron Cohen under which he serves as Executive Vice President of the Company through December 31, 2000 at an annual base salary of $102,400. There are no benefits payable to Dr. Cohen upon termination of the agreement.

                                     PART IV
                                     -------

Item 13.  Exhibits, List and Reports on Form 8-K
--------  --------------------------------------

        (A)     3.1   (a)  Certificate of Incorporation of Registrant*

                      (b)  By-Laws of Registrant*

                23.1  Consent of Independent Public Accountants

                27.1  Financial Data Schedule

* Incorporated by reference from the Exhibits filed in the Registrant's Registration Statement, dated April 15, 1985, filed with the Securities and Exchange Commission.

        (B)    Reports on Form 8-K None filed.

CAS MEDICAL SYSTEMS, INC.

Index to Financial Statements

                                                                           Page
                                                                           ----

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


/s/Arthur Andersen LLP
---------------------------

Stamford, Connecticut
January 28, 2000

CAS MEDICAL SYSTEMS, INC.

Balance Sheets
December 31, 1999 and 1998

                                       ASSETS                                                1999              1998
                                       ------                                              ----------       ----------
CURRENT ASSETS:
   Cash and cash equivalents                                                               $1,255,450       $1,442,342
   Accounts receivable, net of allowance for doubtful accounts of $30,000 and
      $17,000 in 1999 and 1998, respectively                                                1,624,676          895,699
   Inventories                                                                              1,429,692          948,293
   Deferred tax asset                                                                         137,500           94,500
   Other current assets                                                                        61,810           79,711
                                                                                           ----------       ----------
                Total current assets                                                        4,509,128        3,460,545
                                                                                           ----------       ----------
PROPERTY AND EQUIPMENT:
   Land and improvements                                                                      535,000          535,000
   Buildings and improvements                                                               1,392,837        1,379,590
   Machinery and equipment                                                                  1,414,141        1,151,946
                                                                                            3,341,978        3,066,536
   Less- accumulated depreciation                                                             891,493          704,849
                                                                                           ----------       ----------
                                                                                            2,450,485        2,361,687
                                                                                           ----------       ----------
OTHER ASSETS, net                                                                             221,650            2,901
                                                                                           ----------       ----------
                Total assets                                                               $7,181,263       $5,825,133
                                                                                           ==========       ==========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                                     $     35,560   $
                                                                                                               -
   Accounts payable                                                                           286,533          614,355
   Income taxes payable                                                                       321,870          444,720
   Accrued payroll                                                                            147,087          259,697
   Accrued professional fees                                                                   73,816           90,500
   Accrued warranty expenses                                                                   30,000           20,000
   Other accrued expenses                                                                     165,861           56,673
                                                                                           ----------       ----------
                Total current liabilities                                                   1,060,727        1,485,945
                                                                                           ----------       ----------
LONG-TERM DEBT                                                                              1,244,005          -
                                                                                           ----------       ----------
COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 11) SHAREHOLDERS' EQUITY:
   Common stock, $.004 par value per share, 19,000,000 shares authorized, 9,457,577
      and 9,329,277 shares issued and outstanding in 1999 and 1998, respectively               37,831           37,317
   Additional paid-in capital                                                               2,730,626        2,697,364
   Retained earnings                                                                        2,108,074        1,604,507
                                                                                           ----------       ----------
                Total shareholders' equity                                                  4,876,531        4,339,188
                                                                                           ----------       ----------
                Total liabilities and shareholders' equity                                 $7,181,263       $5,825,133
                                                                                           ==========       ==========

The accompanying notes are an integral part of these financial statements.

CAS MEDICAL SYSTEMS, INC.

Statements of Income
For the Years Ended December 31, 1999, 1998 and 1997

                                                                  1999             1998             1997
                                                              -----------       -----------      -----------
REVENUES:
   Net product sales                                          $ 8,266,392       $ 6,726,764      $ 6,620,328
   Licensing fees                                                 244,838           293,178          280,848
                                                              -----------       -----------      -----------
                                                                8,511,230         7,019,942        6,901,176
OPERATING EXPENSES:
   Cost of product sales                                        3,531,003         2,933,512        2,826,718
   Selling, general and administrative                          3,571,166         3,010,884        2,501,894
   Research and development                                       575,478           547,718          519,227
                                                              -----------       -----------      -----------
                Operating income                                  833,583           527,828        1,053,337

OTHER INCOME                                                         --             725,000             --

INTEREST (EXPENSE) INCOME, net                                     (4,016)          106,424           75,706
                                                              -----------       -----------      -----------
                Income before provision for income taxes          829,567         1,359,252        1,129,043

PROVISION FOR INCOME TAXES                                        326,000           543,000          464,000
                                                              -----------       -----------      -----------
                Net income                                    $   503,567       $   816,252      $   665,043
                                                              ===========       ===========      ===========
Weighted average number of common shares outstanding:
   Basic                                                        9,347,748         9,329,277        9,329,277
                                                              ===========       ===========      ===========
   Assuming dilution                                            9,703,854         9,839,689        9,979,489
                                                              ===========       ===========      ===========
Earnings per common share:
   Basic                                                      $       .05       $       .09      $       .07
                                                              ===========       ===========      ===========
   Assuming dilution                                          $       .05       $       .08      $       .07
                                                              ===========       ===========      ===========

The accompanying notes are an integral part of these financial statements.

CAS MEDICAL SYSTEMS, INC.

Statements of Shareholders' Equity
For the Years Ended December 31, 1999, 1998 and 1997

                                       Common Stock             Additional
                                --------------------------        Paid-In        Retained
                                  Shares          Amount          Capital        Earnings         Total
                                ----------      ----------      ----------      ----------      ----------
BALANCE, December 31, 1996       9,329,277      $   37,317      $2,697,364      $  123,212      $2,857,893

   Net income                         --              --              --           665,043         665,043
                                ----------      ----------      ----------      ----------      ----------
BALANCE, December 31, 1997       9,329,277          37,317       2,697,364         788,255       3,522,936

   Net income                         --              --              --           816,252         816,252
                                ----------      ----------      ----------      ----------      ----------
BALANCE, December 31, 1998       9,329,277          37,317       2,697,364       1,604,507       4,339,188

   Net income                         --              --              --           503,567         503,567

   Common stock issued             128,300             514          33,262            --            33,776
                                ----------      ----------      ----------      ----------      ----------
BALANCE, December 31, 1999       9,457,577      $   37,831      $2,730,626      $2,108,074      $4,876,531
                                ==========      ==========      ==========      ==========      ==========

The accompanying notes are an integral part of these financial statements.

CAS MEDICAL SYSTEMS, INC.

Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997

                                                                            1999             1998              1997
                                                                         -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $   503,567       $   816,252       $   665,043
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                        192,894           124,066            92,175
        Deferred income taxes                                                (43,000)           17,500              --
   Changes in operating assets and liabilities:
       Accounts receivable                                                  (728,977)          160,182            56,636
       Inventories                                                          (111,399)         (223,172)           34,641
       Other current assets                                                   17,902            (4,074)            7,890
       Accounts payable and accrued expenses                                (460,778)          615,342          (135,199)
                                                                         -----------       -----------       -----------
                Net cash (used in) provided by operating activities         (629,791)        1,506,096           721,186
                                                                         -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of assets                                                       (725,000)             --                --
   Expenditures for property and equipment                                  (145,442)       (2,254,099)         (137,820)
                                                                         -----------       -----------       -----------
                Net cash used in investing activities                       (870,442)       (2,254,099)         (137,820)
                                                                         -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing under long-term debt                                          1,310,000              --                --
   Repayments under long-term debt                                           (30,435)             --                --
   Proceeds from issuance of common stock                                     33,776              --                --
                                                                         -----------       -----------       -----------
                Net cash provided by financing activities                  1,313,341              --                --
                                                                         -----------       -----------       -----------
                Net (decrease) increase in cash and cash
                   equivalents                                              (186,892)         (748,003)          583,366

CASH AND CASH EQUIVALENTS, beginning of year                               1,442,342         2,190,345         1,606,979
                                                                         -----------       -----------       -----------
CASH AND CASH EQUIVALENTS, end of year                                   $ 1,255,450       $ 1,442,342       $ 2,190,345
                                                                         ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

        Cash paid during the year for interest                           $    86,153       $     1,040       $       765

        Cash paid during the year for taxes                                  489,353           329,000           543,000

The accompanying notes are an integral part of these financial statements.

CAS MEDICAL SYSTEMS, INC.

Notes to Financial Statements
December 31, 1999

1.   THE COMPANY
     -----------

CAS Medical Systems, Inc. (the "Company") operates in one business segment and is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use in the healthcare and medical industry. These products are sold by the Company through its own sales force, via distributors and pursuant to original equipment manufacturer agreements internationally and in the United States. The Company's operations and manufacturing facilities are located in the United States. During 1999, 1998 and 1997, the Company had sales to one customer which in the aggregate accounted for approximately 14%, 13% and 13%, respectively, of revenues in each of the three years reported. The Company generated revenues from international sales (principally to Europe), including licensing fee revenues, of approximately $2.4 million, $2.3 million and $2.3 million, respectively, in each of the three years reported.

During October 1999, the Company acquired certain assets related to the Event-Link(R) product line from a third party for a purchase price of $725,000. This product line includes infant and adult apnea monitors and accessories for hospital and home use, as well as the Event-Link(R) Software for data retrieval and display. The acquisition included inventory, related manufacturing equipment, intellectual property and licensed technology. Sales related to the new line were approximately $83,000 in 1999. The purchase price was allocated to the assets acquired based upon their estimated fair values at the date of acquisition as follows:

        Inventory                                                 $370,000
        Equipment                                                  130,000
        Licensed technology                                        225,000
                                                                  --------
                                                                  $725,000
                                                                  ========
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment
----------------------

Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method based on the estimated useful lives of the assets, which range from two to five years and the building which has a life of 20 years.

Licensed Technology
-------------------

Licensed technology acquired in connection with the product line assets acquired in 1999 is being amortized over five years on the straight-line basis and is included within other assets in the accompanying balance sheet at December 31, 1999. Amortization expense associated with this intangible asset was $6,250 for the year ended December 31, 1999.

Revenue Recognition
-------------------

Revenues from product sales are recognized upon passage of title, generally upon shipment. Revenues from licensing fees are recognized over the term of the agreement (Note 5).

CAS MEDICAL SYSTEMS, INC.

Notes to Financial Statements
December 31, 1999

Research and Development Costs
------------------------------

The Company expenses all research and development costs as incurred.

Earnings per Common Share
-------------------------

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially dilutive securities is included. Diluted earnings per share assumes the conversion of all potentially dilutive securities using the treasury stock method.

As of December 31, 1999, the Company had outstanding options and warrants to purchase 963,900 and 1,395,000 shares of common stock, respectively.

Under SFAS No. 128, a summary of the Company's basic and diluted earnings per share is as follows:

                                                           1999            1998            1997
                                                        ----------      ----------      ----------
        Net income                                      $  503,567      $  816,252      $  665,043
                                                        ==========      ==========      ==========
        Weighted average shares outstanding              9,347,748       9,329,277       9,329,277

        Add:  Dilutive warrants and options                356,106         510,412         650,212
                                                        ----------      ----------      ----------
        Total weighted average shares and dilutive
            securities outstanding                       9,703,854       9,839,689       9,979,489
                                                        ==========      ==========      ==========
        Earnings per share - basic                      $      .05      $      .09      $      .07
                                                        ==========      ==========      ==========
        Earnings per share - assuming dilution          $      .05      $      .08      $      .07
                                                        ==========      ==========      ==========

Use of Estimates
----------------

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

New Accounting Pronouncements
-----------------------------

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

3.   INVENTORIES
     -----------

Inventories include costs of materials, labor and manufacturing overhead.

CAS MEDICAL SYSTEMS, INC.

Notes to Financial Statements
December 31, 1999

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                                       1999             1998
                                                    ----------      ----------
        Raw materials                               $  916,837      $  622,501
        Work in process                                256,402          89,866
        Finished goods                                 256,453         235,926
                                                    ----------      ----------
                                                    $1,429,692      $  948,293
                                                    ==========      ==========
4.   FINANCING ARRANGEMENTS
     ----------------------

Line of Credit
--------------

At December 31, 1999, the Company's line of credit arrangement allowed for maximum borrowings of $1,000,000, all of which was available. The line of credit arrangement expires on September 1, 2000 and bears interest at the prime rate (8.5% at December 31, 1999) plus 0.5%. There were no borrowings on the line in 1998. During 1999, the maximum month-end borrowing outstanding under this line was $400,000, the weighted average borrowing was $19,726 and the weighted average interest rate on amounts outstanding was 8.75%. There were no borrowings outstanding at December 31, 1999. The bank has a first security interest in substantially all assets of the Company and requires a compensating balance equal to 10% of the line of credit.

Long-term Debt
--------------

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

        2000                                                $   35,560
        2001                                                    38,250
        2002                                                    41,120
        2003                                                    44,200
        2004                                                    47,510
        Thereafter                                           1,072,925
                                                            ----------
                                                            $1,279,565
                                                            ==========

CAS MEDICAL SYSTEMS, INC.

Notes to Financial Statements
December 31, 1999

5.   LICENSE AGREEMENTS
     ------------------

On July 27, 1994, the Company entered into a four-year licensing agreement (subsequently amended through the year 2000) with a major European manufacturer of medical equipment, canceling and superseding a prior licensing agreement with this company. The agreement grants a nonexclusive license to use the Company's blood pressure technology for a specific application. As part of this agreement, the Company will receive $1,500,000 plus royalties through the year 2000, of which $1,300,000 has been received through December 31, 1999. The manufacturer has the option to extend the license to 2006 for which the Company will earn royalties. License fees from this agreement and deferred revenue of $140,000 from the prior license agreement are being recognized over the life of the current agreement.

6.   STOCK-BASED COMPENSATION PROGRAMS
     ---------------------------------

Stock Options
-------------

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

CAS MEDICAL SYSTEMS, INC.

Notes to Financial Statements
December 31, 1999

1998 and 1997 net income and earnings per share would have been reduced to the following pro forma amounts:

                                                              1999          1998          1997
                                                            --------      --------      --------
        Net income:                 As reported             $503,567      $816,252      $665,043
                                    Pro forma                488,508       795,584       639,074
        Earnings per share:         As reported - Basic          .05           .09           .07
                                    Pro forma - Basic            .05           .09           .07
                                    As reported - Diluted        .05           .08           .07
                                    Pro forma - Diluted          .05           .08           .06

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999 and 1998 (none were granted in 1997): risk-free interest rates of 6.3% and 5.1%, expected lives of 10 years; expected volatility of 73% and 75%, respectively.


A summary of the Company's stock option plans at December 31, 1999, 1998 and 1997 and changes during the years then ended is presented below:

                                           1999                       1998                      1997
                                    --------------------      --------------------      --------------------
                                                 Weighted                  Weighted                  Weighted
                                                 Average                   Average                   Average
                                                 Exercise                  Exercise                  Exercise
                                    Shares        Price       Shares        Price       Shares        Price
                                    -------      -------      -------      -------      -------      -------
        Outstanding at
          beginning of year         650,100       $.57        625,100       $.57        625,100        $.57
        Granted                     474,400        .54         25,000        .50           --
        Exercised                  (128,300)       .26           --                        --
        Canceled                    (32,300)      1.10           --                        --
                                    -------                   -------                   -------
        Outstanding at end of
          year                      963,900       $.57        650,100       $.57        625,100        $.57
                                    =======                   =======                   =======
        Exercisable at end of
          year                      483,250       $.61        625,100       $.57        569,350        $.52
                                    =======                   =======                   =======
        Weighted average fair
          value of options
          granted during the
          year                                    $.44                      $.41                       $--

CAS MEDICAL SYSTEMS, INC.

Notes to Financial Statements
December 31, 1999

The following table summarizes information about stock options outstanding at December 31, 1999:

                                                 Options Outstanding                                  Options Exercisable
                             -----------------------------------------------------------    --------------------------------------
                                  Number           Weighted-Average                              Number
                              Outstanding at          Remaining                              Exercisable at
        Range of Exercise      December 31,       Contractual Life     Weighted-Average       December 31,       Weighted-Average
              Prices               1999                (Years)          Exercise Price            1999            Exercise Price
        -----------------    -----------------    -----------------    -----------------    -----------------    -----------------
          $.31 to $.38           212,500                 3.0                 $.36                212,500               $.36
           .50 to .75            639,900                 8.1                  .58                159,250                .73
           .82 to .93            111,500                 6.0                  .91                111,500                .91
        -----------------        -------                                                         -------
          $.31 to $.93           963,900                 6.7                 $.57                483,250               $.61
                                 =======                                                         =======

Warrants
--------

Prior to 1999, the Company granted outstanding warrants to purchase 1,395,000 shares of common stock at exercise prices ranging from $.31 to $1.00 per common share. None of the warrants have been exercised as of December 31, 1999.

7.   LIFE INSURANCE
     --------------

During 1999, 1998 and 1997, the Company paid term-life insurance premiums of approximately $27,900, $23,000 and $20,000, respectively, for life insurance policies on the lives of two officers of the Company. The policies are in the face amounts of $1,000,000 and $650,000. The beneficiaries of $250,000 and $150,000, respectively, of the policies are designated by the insured. The Company is the beneficiary of the balance.

8.   401(k) PLAN
     -----------

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

9.   INCOME TAXES
     ------------

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

CAS MEDICAL SYSTEMS, INC.

Notes to Financial Statements
December 31, 1999

The 1999, 1998 and 1997 provisions are comprised of the following:

                                                 1999             1998           1997
                                               ---------       ---------      ---------
        Current:
           Federal                             $ 286,000       $ 446,700      $ 392,000
           State                                  83,000          78,800         72,000
                                               ---------       ---------      ---------
               Total                             369,000         525,500        464,000
                                               ---------       ---------      ---------
        Deferred (Benefit):
           Federal                               (33,000)         15,300           --
           State                                 (10,000)          2,200           --
                                               ---------       ---------      ---------
               Total                             (43,000)         17,500           --
                                               ---------       ---------      ---------
               Provision for income taxes      $ 326,000       $ 543,000      $ 464,000
                                               =========       =========      =========

The effective tax rate differs for the federal statutory rate of 34% in each year principally due to state income taxes.

The components of the Company's deferred tax assets at December 31, 1999 and 1998 are as follows:

                                                      1999              1998
                                                   --------           --------
        Inventories                                $ 74,000           $ 52,200
        Warranty reserve                             12,000              7,400
        Bad debt reserve                             12,000              6,700
        Other                                        39,500             28,200
                                                   --------           --------
                                                   $137,500           $ 94,500
                                                   ========           ========
10.  OTHER INCOME
     ------------

During 1998, the Company and a third party distributor terminated a sales contract. The Company received a $725,000 settlement from the third party and has recorded this amount in other income due to its non-operating nature.

11.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Employment Agreements

The Company is committed under employment agreements with two officers for payments aggregating approximately $287,000 per year which expire on August 31, 2000 and December 31, 2000.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CAS MEDICAL SYSTEMS, INC.
                                  (Registrant)



/s/ Louis P. Scheps                                  Date:  May 19, 2000
-------------------------------------
By:  Louis P. Scheps
     (President, Chief Executive Officer and
     Chief Financial Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Myron L. Cohen                                   Date:  May 19, 2000
-----------------------------------
Myron L. Cohen, Director



/s/ Lawrence Burstein                                Date:  May 19, 2000
-----------------------------------
Lawrence Burstein, Director



/s/ Jerome Baron                                     Date:  May 19, 2000
--------------------------------------
Jerome Baron, Director



/s/ Saul Milles                                      Date:  May 19, 2000
-----------------------------------------
Saul Milles, Director



/s/ Louis P. Scheps                                  Date:  May 19, 2000
--------------------------------------
Louis P. Scheps, Director