Form 10QSB
period 2000-06-30
CAS MEDICAL SYSTEMS INC
filed 2000-08-01
CIK 764579

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


                         For Quarter Ended June 30, 2000


                        Commission File Number 2-96271-B



                            CAS MEDICAL SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                     06-1123096
               --------                                     ----------
            (State or other                             (I.R.S. employer
            jurisdiction of                             identification no.)
            incorporation of
             organization)



              44 East Industrial Road, Branford, Connecticut 06405
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (203) 488-6056
              ----------------------------------------------------
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


Common Stock, $.004 par value:    9,457,577 shares as of June 30, 2000.
                                  ------------------------------------



================================================================================

                                                                   Form 10-QSB
                                                                   June 30, 2000
                                                                   Page 2



                                     PART I.
                                     -------


ITEM 1.  FINANCIAL INFORMATION
------------------------------

         The condensed financial statements included herein have been prepared by CAS Medical Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1999.

         In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of June 30, 2000, and the results of its operations and its cash flows for the three months and six months ended June 30, 2000 and 1999 have been included.

                                                                   Form 10-QSB
                                                                   June 30, 2000
                                                                   Page 3



                            CAS Medical Systems, Inc.

            Balance Sheets as of June 30, 2000 and December 31, 1999
            --------------------------------------------------------


Assets
------                                               June 30,      December 31,
                                                       2000           1999
                                                    ----------     ----------
                                                    (unaudited)     (audited)
Current Assets:
    Cash and cash equivalents                       $1,216,328     $1,255,450
    Accounts receivable, net of allowance
      for doubtful accounts                          1,963,566      1,624,676
    Inventory                                        1,937,158      1,429,692
    Deferred tax assets                                137,500        137,500
    Other current assets                                70,583         61,810
                                                    ----------     ----------
       Total current assets                          5,325,135      4,509,128
                                                    ----------     ----------
Property and Equipment
    Land and improvements                              535,000        535,000
    Building and improvements                        1,392,837      1,392,837
    Machinery and equipment                          1,486,574      1,414,141
                                                    ----------     ----------
                                                     3,414,411      3,341,978

    Less-Accumulated depreciation                    1,034,683        891,493
                                                    ----------     ----------
                                                     2,379,728      2,450,485
                                                    ----------     ----------
Other Assets                                           199,150        221,650
                                                    ----------     ----------
       Total assets                                 $7,904,013     $7,181,263
                                                    ==========     ==========

                                                                   Form 10-QSB
                                                                   June 30, 2000
                                                                   Page 4



                            CAS Medical Systems, Inc.

            Balance Sheets as of June 30, 2000 and December 31, 1999
            --------------------------------------------------------



                                                      June 30,     December 31,
Liabilities and Shareholders' Equity                    2000           1999
------------------------------------                 ----------     ----------
                                                     (unaudited)     (audited)

Current Liabilities:
    Line of credit                                   $  300,000     $       --
    Current portion of long-term debt                    35,560         35,560
    Accounts payable                                    330,066        286,533
    Income taxes payable                                286,606        321,870
    Accrued payroll                                      63,155        147,087
    Accrued professional fees                            31,050         73,816
    Accrued warranty                                     30,000         30,000
    Other accrued expenses                              262,516        165,861
                                                     ----------     ----------
       Total current liabilities                      1,338,953      1,060,727
                                                     ----------     ----------
Long-term Debt                                        1,226,535      1,244,005
                                                     ----------     ----------
Shareholders' Equity:
    Common stock, $.004 par value per share,
    19,000,000 shares authorized, 9,457,577
    shares issued and outstanding in 2000
    and 1999                                             37,831         37,831

    Additional paid-in capital                        2,730,626      2,730,626
    Retained earnings                                 2,570,068      2,108,074
                                                     ----------     ----------
       Total shareholders' equity                     5,338,525      4,876,531
                                                     ----------     ----------
Total liabilities and shareholders' equity           $7,904,013     $7,181,263
                                                     ==========     ==========





                        See Notes to Financial Statements

                                                                   Form 10-QSB
                                                                   June 30, 2000
                                                                   Page 5


                            CAS Medical Systems, Inc.

                              Statements of Income
                              --------------------
                    For the Six Months and Three Months Ended
                    -----------------------------------------
                             June 30, 2000 and 1999
                             ----------------------

                                                 (Unaudited)                    (Unaudited)
                                              Six Months Ended               Three Months Ended
                                                  June 30,                        June 30,
                                            2000            1999            2000            1999
                                        ------------    ------------    ------------    ------------
REVENUES:
    Net product sales                   $  5,962,678    $  3,694,399    $  3,045,596    $  1,978,451
    Licensing fees                           142,888         145,929          56,444          65,284
                                        ------------    ------------    ------------    ------------
                                           6,105,566       3,840,328    $  3,102,040       2,043,735

OPERATING EXPENSES:
    Cost of product sales                  2,799,315       1,657,773       1,454,115         883,473
    Selling, general & administrative      2,141,389       1,541,963       1,078,408         808,423
    Research & development                   377,568         267,048         169,402         139,374
                                        ------------    ------------    ------------    ------------
    Operating income                         787,294         373,544         400,115         212,465
                                        ------------    ------------    ------------    ------------
INTEREST (EXPENSE) INCOME, net               (20,300)        (12,205)         (4,864)        (10,966)
                                        ------------    ------------    ------------    ------------
    Income before income taxes               766,994         361,339         395,251         201,499

PROVISION FOR INCOME TAXES                   305,000         141,000         155,000          82,000
                                        ------------    ------------    ------------    ------------
    Net income                          $    461,994    $    220,339    $    240,251    $    119,499
                                        ============    ============    ============    ============
Weighted average number of
common shares outstanding:
    Basic                                  9,457,577       9,341,333       9,457,577       9,346,777
                                        ============    ============    ============    ============
    Assuming dilution                     10,196,998       9,774,033      10,456,050       9,796,770
                                        ============    ============    ============    ============
Earnings per common share:
    Basic                               $       0.05    $       0.02    $       0.03    $       0.01
                                        ============    ============    ============    ============
    Assuming dilution                   $       0.05    $       0.02    $       0.02    $       0.01
                                        ============    ============    ============    ============



                        See Notes To Financial Statements

                                                                   Form 10-QSB
                                                                   June 30, 2000
                                                                   Page 6



                            CAS Medical Systems, Inc.

                       Statements of Shareholders' Equity
                       ----------------------------------
                 For the Six Months Ended June 30, 2000 and 1999
                 -----------------------------------------------


                                                            Additional
                                       Common Stock          Paid-In      Retained
                                    Shares       Amount      Capital      Earnings      Total
                                  ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1998
     (Audited)                     9,329,277   $   37,317   $2,697,364   $1,604,507   $4,339,188

Issuance of common stock              17,500           70        6,005           --        6,075

Net income for six months                 --           --           --      220,339      220,339
                                  ----------   ----------   ----------   ----------   ----------
Balance, June 30, 1999
     (Unaudited)                   9,346,777   $   37,387   $2,703,369   $1,824,846   $4,565,602
                                  ==========   ==========   ==========   ==========   ==========






                                                            Additional
                                       Common Stock          Paid-In      Retained
                                    Shares       Amount      Capital      Earnings      Total
                                  ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1999
     (Audited)                     9,457,577   $   37,831   $2,730,626   $2,108,074   $4,876,531

Net income for six months                 --           --           --      461,994      461,994
                                  ----------   ----------   ----------   ----------   ----------
Balance, June 30, 2000
     (Unaudited)                   9,457,577   $   37,831   $2,730,626   $2,570,068   $5,338,525
                                  ==========   ==========   ==========   ==========   ==========




                        See Notes to Financial Statements

                                                                   Form 10-QSB
                                                                   June 30, 2000
                                                                   Page 7


                            CAS Medical Systems, Inc.

                            Statements of Cash Flows
                            ------------------------
                 For the Six Months Ended June 30, 2000 and 1999
                 -----------------------------------------------
                                   (Unaudited)

                                                               2000           1999
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $   461,994    $   220,339
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                              143,190        112,191
    Accounts receivable                                       (338,890)       (69,705)
    Inventory                                                 (507,466)        74,741
    Other current assets                                        13,727         45,145
    Accounts payable and accrued expenses                      (21,774)      (973,817)
                                                           -----------    -----------
    Net cash used in operating activities                     (249,219)      (591,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures                          (72,433)       (79,840)
                                                           -----------    -----------

  Net cash used in investing activities                        (72,433)       (79,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                              300,000             --
  Repayments under long-term debt                              (17,470)       (46,584)
  Note payable - long term                                          --      1,310,000
  Proceeds from issuance of common stock                            --          6,075
                                                           -----------    -----------

  Net cash provided by financing activities                    282,530      1,269,491

  Net (decrease) increase in cash and
    cash equivalents                                           (39,122)       598,545

CASH AND CASH EQUIVALENTS, at beginning
  of period                                                  1,255,450      1,442,342
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, at end of period                $ 1,216,328    $ 2,040,887
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                 $    49,030    $    39,480
  Cash paid during the period for income taxes             $   331,794    $   161,700




                        See Notes to Financial Statements

                                                                   Form 10-QSB
                                                                   June 30, 2000
                                                                   Page 8



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

           Inventory                            $ 370,000
           Equipment                              130,000
           Licensed technology                    225,000
                                                ---------
                                                $ 725,000
                                                =========


(2)  Summary of Significant Accounting Policies:

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At June 30, 2000 and December 31, 1999, inventory consisted of the following:

                               June 30,     December 31,
                                 2000          1999
                              ------------------------
     Raw Material             $1,031,917    $  916,837
     Work-In-Process             515,525       256,402
     Finished Inventory          389,716       256,453
                              ----------    ----------
                              $1,937,158    $1,429,692
                              ==========    ==========

                                                                   Form 10-QSB
                                                                   June 30, 2000
                                                                   Page 9


     Property and Equipment

     Property and equipment are stated at cost. Property and equipment are depreciated, using the straight-line method based on the estimated useful lives of the assets which range from two to five years and the building which has a life of 20 years.

     New Accounting Pronouncements

     In December 1999, Staff Accounting Bulletin No. 101 (SAAB 101), "Revenue Recognition," was issued. SAB 101 will require a company to defer revenue recognition on product shipments until contractual terms of customer acceptance, including inspection and installation requirements, are met. The Company will be required to adopt this new accounting principle through a cumulative charge to retained earnings in accordance with the provisions of APB Opinion No. 20 no later than the fourth quarter of fiscal 2000. The Company does not believe that the adoption of this standard will have a material impact on its future operating results.

(3)  Net Income Per Common Share:

     The following tables summarize the Company's calculation of Basic and Diluted Earnings per Share ("EPS") for the six month periods ended June 30, 2000 and 1999:

                                            Three Months Ended
                                               June 30, 2000
                                 ------------------------------------------
                                              Weighted Average
                                   Income          Shares        Per Share
                                 (Numerator)    (Denominator)      Amount
                                 ----------      ----------      ----------
Basic EPS
  Income available to common
     stockholders                $  240,251       9,457,577      $      .03

Effect of Dilutive Securities:
  Options                                --         368,972
  Warrants                               --         629,501
                                 ----------      ----------      ----------
Diluted EPS                      $  240,251      10,456,050      $      .02
                                 ----------      ----------      ----------



                                              Six Months Ended
                                               June 30, 2000
                                 ------------------------------------------
                                              Weighted Average
                                   Income          Shares        Per Share
                                 (Numerator)    (Denominator)      Amount
                                 ----------      ----------      ----------
Basic EPS
  Income available to common
     stockholders                $  461,994       9,457,577      $      .05

Effect of Dilutive Securities:
  Options                                --         240,528
  Warrants                               --         498,893
                                 ----------      ----------      ----------
Diluted EPS                      $  461,944      10,196,998      $      .05
                                 ----------      ----------      ----------

                                                                   Form 10-QSB
                                                                   June 30, 2000
                                                                   Page 10



                                            Three Months Ended
                                               June 30, 1999
                                 ------------------------------------------
                                              Weighted Average
                                   Income          Shares        Per Share
                                 (Numerator)    (Denominator)      Amount
                                 ----------      ----------      ----------
Basic EPS
  Income available to common
     stockholders                $  119,499       9,346,777      $      .01

Effective of Dilutive Securities:
  Options                                --         123,678
  Warrants                               --         326,315
                                 ----------      ----------      ----------
Diluted EPS                      $  119,499       9,796,770      $      .01
                                 ----------      ----------      ----------





                                              Six Months Ended
                                                June 30, 1999
                                 ------------------------------------------
                                              Weighted Average
                                   Income          Shares         Per Share
                                 (Numerator)    (Denominator)      Amount
                                 ----------      ----------      ----------
Basic EPS
  Income available to common
     stockholders                $  220,339       9,341,333      $      .02

Effective of Dilutive Securities:
  Options                                --         118,450
  Warrants                               --         314,250
                                 ----------      ----------      ----------
Diluted EPS                      $  220,339       9,774,033      $      .02
                                 ----------      ----------      ----------


(4)  Debt

At June 30, 2000, the Company had a line of credit with a Connecticut bank totaling $1,000,000. Borrowings under the line of credit bear interest at the prime rate plus .50%. At June 30, 2000, the amount outstanding under this line was $300,000. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 10% of the line of credit.

(5) License Agreement:

On July 27, 1994, the Company entered into a four year licensing agreement with a major European manufacturer of patient monitors, granting a nonexclusive license to use the Company's blood pressure technology for a specific application, and allowing the exchange of technical know-how. During February 1997, the Company amended the original license agreement through the year 2000. As part of the agreement, the Company will receive license fees of $1,500,000 plus royalties, of which $1,300,000 in license fees has been received through June 30, 2000. The manufacturer has the option to extend the license to the year 2006 and only be liable for royalties. License fees are being recognized on a straight line basis over the contract period.

                                                                   Form 10-QSB
                                                                   June 30, 2000
                                                                   Page 11


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


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
    OF OPERATIONS
    -------------

    Results of Operations
    ---------------------

    Net income for the six month period ended June 30, 2000 was approximately $462,000 ($0.05 per share assuming dilution), compared to approximately $220,000 ($0.02 per share assuming dilution), reported for the same period of 1999. Net income for the second quarter of the current year was approximately $240,000 ($0.02 per share assuming dilution), compared to approximately $119,000 ($0.01 per share assuming dilution), for the second quarter of 1999. The favorable increase in earnings for the current year was impacted by a significant increase in sales of certain of the Company's product lines.

    The Company's revenues were approximately $5,963,000 for the six month period ended June 30, 2000 and exceeded the comparable period of the prior year by approximately $2,269,000 or 61.9 percent. Revenues for the current period reflected strong sales of non-invasive blood pressure monitors and NIBP modules to Original Equipment Manufacturer's ("OEM") who utilize the Company's technology in their systems.

    Cost of product sales as a percentage of net product sales was 47.0 percent for the six month period ended June 30, 2000 compared to 44.9 percent for the same period in 1999. The unfavorable impact is due primarily to an increase in manufacturing overhead.

    Selling, general and administrative expenses were approximately $2,141,000 as of June 30, 2000 as compared to approximately $1,542,000 for the same period of 1999, an increase of approximately $599,000 or 39 percent. The overall increase in 2000 is the result of additional personnel for the selling and marketing departments, both domestic and abroad.

    Research and development expenses increased by 42 percent to $378,000 during the period ended June 30, 2000 as compared to the comparable period in the prior year. The increase is due to new product development, including a non-invasive method to detect brain oxygenation in newborns and support for the existing product lines.

    The provision for income taxes of $305,000 and $141,000 for the six month period ended June 30, 2000 and 1999, respectively, represents state and federal income taxes.

    These factors and licensing revenues resulted in net income of approximately $462,000 for the period ending June 30, 2000, as compared to net income of approximately $220,000 for the comparable period in the prior year.

                                                                   Form 10-QSB
                                                                   June 30, 2000
                                                                   Page 12


Liquidity and Capital Resources
-------------------------------

    At June 30, 2000, the Company's cash and cash equivalents totaled $1,216,328 compared to $1,255,450 at December 31, 1999. The Company's working capital totaled $3,986,182 on June 30, 2000, compared to $3,448,401 on December 31, 1999. During the quarter ended June 30, 2000, the Company invested in short-term notes, earning interest of approximately $29,000 as of June 30, 2000.

    At June 30, 2000, the Company had a line of credit with a Connecticut bank totaling $1,000,000. Borrowings under the line bear interest at the prime rate plus .50%. At June 30, 2000, the amount outstanding under this line was $300,000.

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

     (C)  Exhibit 27



SIGNATURES
----------

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      CAS MEDICAL SYSTEMS, INC.
-------------------------------------
            (Registrant)

/s/  Louis P. Scheps                       Date: July 26, 2000
-------------------------------------           ---------------
Louis P. Scheps
(President and Chief Executive Officer
 and Chief Financial Officer)