Form 10QSB
period 2000-09-30
CAS MEDICAL SYSTEMS INC
filed 2000-11-02
CIK 764579

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


                      For Quarter Ended September 30, 2000


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


Common Stock, $.004 par value:    9,475,077 shares as of September 30, 2000.
                                  -----------------------------------------

================================================================================

                                                                     Form 10-QSB
                                                              September 30, 2000
                                                                          Page 2



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


     In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of September 30, 2000, and the results of its operations and its cash flows for the three months and nine months ended September 30, 2000 and 1999 have been included.

                                                                     Form 10-QSB
                                                              September 30, 2000
                                                                          Page 3

                            CAS Medical Systems, Inc.

          Balance Sheets as of September 30, 2000 and December 31, 1999
          -------------------------------------------------------------

Assets
------                                             September 30,   December 31,
                                                       2000            1999
                                                       ----            ----
                                                    (unaudited)      (audited)
Current Assets:
    Cash and cash equivalents                        $1,155,017     $1,255,450
    Accounts receivable, net of allowance
      for doubtful accounts                           1,839,313      1,624,676
    Inventory                                         1,757,190      1,429,692
    Deferred tax assets                                 137,500        137,500
    Other current assets                                125,622         61,810
                                                     ----------     ----------
       Total current assets                           5,014,642      4,509,128
                                                     ----------     ----------
Property and Equipment
    Land and improvements                               535,000        535,000
    Building and improvements                         1,392,837      1,392,837
    Machinery and equipment                           1,505,117      1,414,141
                                                     ----------     ----------
                                                      3,432,954      3,341,978

    Less-Accumulated depreciation                     1,106,022        891,493
                                                     ----------     ----------
                                                      2,326,932      2,450,485
                                                     ----------     ----------
Other Assets                                            187,900        221,650
                                                     ----------     ----------
     Total assets                                    $7,529,474     $7,181,263
                                                     ==========     ==========

                        See Notes to Financial Statements

                                                                     Form 10-QSB
                                                              September 30, 2000
                                                                          Page 4

                            CAS Medical Systems, Inc.

          Balance Sheets as of September 30, 2000 and December 31, 1999
          -------------------------------------------------------------



                                                    September 30,  December 31,
Liabilities and Shareholders' Equity                    2000           1999
------------------------------------                    ----           ----
                                                     (unaudited)     (audited)

Current Liabilities:
     Current portion of long-term debt                $   35,560        35,560
     Accounts payable                                    218,842       286,533
     Income taxes payable                                185,252       321,870
     Accrued payroll                                      88,291       147,087
     Accrued professional fees                            33,211        73,816
     Accrued warranty                                     30,000        30,000
     Other accrued expenses                              226,618       165,861
                                                      ----------    ----------
         Total current liabilities                       817,774     1,060,727
                                                      ----------    ----------
Long-term Debt                                         1,217,560     1,244,005
                                                      ----------    ----------
Shareholders' Equity:
     Common stock, $.004 par value per share,
     19,000,000 shares authorized, 9,475,077 and
     9,457,577 shares issued and outstanding in
     2000 and 1999, respectively                          37,901        37,831

     Additional paid-in capital                        2,736,469     2,730,626
     Retained earnings                                 2,719,770     2,108,074
                                                      ----------    ----------
           Total shareholders' equity                  5,494,140     4,876,531
                                                      ----------    ----------
Total liabilities and shareholders' equity            $7,529,474    $7,181,263
                                                      ==========    ==========

                        See Notes to Financial Statements

                                                                     Form 10-QSB
                                                              September 30, 2000
                                                                          Page 5

                            CAS Medical Systems, Inc.

                              Statements of Income
                              --------------------

                   For the Nine Months and Three Months Ended
                   ------------------------------------------

                           September 30, 2000 and 1999
                           ---------------------------

                                                    (Unaudited)                         (Unaudited)
                                                 Nine Months Ended                   Three Months Ended
                                                    September 30,                       September 30,
                                               2000              1999              2000               1999
                                           ------------------------------------------------------------------
REVENUES:
     Net product sales                     $  8,645,916      $  5,628,241      $  2,683,238      $  1,933,842
     Licensing fees                             199,332           202,373            56,444            56,444
                                           ------------      ------------      ------------      ------------
                                              8,845,248         5,830,614      $  2,739,682         1,990,286

OPERATING EXPENSES:
     Cost of product sales                    4,067,305         2,496,648         1,267,990           838,875
     Selling, general & administrative        3,215,821         2,378,185         1,074,432           836,222
     Research & development                     534,270           425,810           156,702           158,762
                                           ------------      ------------      ------------      ------------
     Operating income                         1,027,852           529,971           240,558           156,427
                                           ------------      ------------      ------------      ------------
INTEREST (EXPENSE) INCOME, net                  (26,156)           (6,257)           (5,856)            5,948
                                           ------------      ------------      ------------      ------------
     Income before income taxes               1,001,696           523,714           234,702           162,375

PROVISION FOR INCOME TAXES                      390,000           204,000            85,000            63,000
                                           ------------      ------------      ------------      ------------
     Net income                            $    611,696      $    319,714      $    149,702      $     99,375
                                           ============      ============      ============      ============
Weighted average number of
common shares outstanding:
     Basic                                    9,475,077         9,343,147         9,475,077         9,346,777
                                           ============      ============      ============      ============
     Assuming dilution                       10,391,799         9,754,671        10,691,634         9,696,005
                                           ============      ============      ============      ============
Earnings per common share:
     Basic                                 $       0.06      $       0.03      $       0.02      $       0.01
                                           ============      ============      ============      ============
     Assuming dilution                     $       0.06      $       0.03      $       0.01      $       0.01
                                           ============      ============      ============      ============

                        See Notes To Financial Statements

                                                                     Form 10-QSB
                                                              September 30, 2000
                                                                          Page 6

                            CAS Medical Systems, Inc.

                       Statements of Shareholders' Equity
                       ----------------------------------

              For the Nine Months Ended September 30, 2000 and 1999
              -----------------------------------------------------

                                                              Additional
                                      Common Stock              Paid-In       Retained
                                  Shares         Amount         Capital       Earnings        Total
                                  ------         ------         -------       --------        -----
Balance, December 31, 1998
     (Audited)                   9,329,277     $   37,317     $2,697,364     $1,604,507     $4,339,188

Issuance of common stock            17,500             70          6,005           --            6,075

Net income for nine months            --             --             --          319,714        319,714
                                ----------     ----------     ----------     ----------     ----------
Balance, September 30, 1999
     (Unaudited)                 9,346,777     $   37,387     $2,703,369     $1,924,221     $4,664,977
                                ==========     ==========     ==========     ==========     ==========

                                                              Additional
                                      Common Stock              Paid-In       Retained
                                  Shares         Amount         Capital       Earnings        Total
                                  ------         ------         -------       --------        -----

Balance, December 31, 1999
     (Audited)                   9,457,577     $   37,831     $2,730,626     $2,108,074     $4,876,531

Issuance of common stock            17,500             70          5,843           --            5,913

Net income for nine months            --             --             --          611,696        611,696
                                ----------     ----------     ----------     ----------     ----------
Balance, September 30, 2000
 (Unaudited)                     9,475,077     $   37,901     $2,736,469     $2,719,770     $5,494,140
                                ==========     ==========     ==========     ==========     ==========

                        See Notes to Financial Statements

                                                                     Form 10-QSB
                                                              September 30, 2000
                                                                          Page 7

                            CAS Medical Systems, Inc.

                            Statements of Cash Flows
                            ------------------------

              For the Nine Months Ended September 30, 2000 and 1999
              -----------------------------------------------------

                                                                    (Unaudited)
                                                                    September 30,
                                                                2000             1999
                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $   611,696      $   319,714
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                               214,529          124,678
    Accounts receivable                                        (214,637)        (350,710)
    Inventory                                                  (327,498)          55,466
    Other current assets                                        (30,062)          45,895
    Accounts payable and accrued expenses                      (242,953)        (449,094)
                                                            -----------      -----------

    Net cash provided by (used in) operating activities          11,075         (254,051)
                                                            -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures                           (90,976)         (74,062)
                                                            -----------      -----------

  Net cash used in investing activities                         (90,976)         (74,062)
                                                            -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under long-term debt                               (26,445)         (21,932)
  Note payable - long term                                         --          1,310,000
  Proceeds from issuance of common stock                          5,913            6,075
                                                            -----------      -----------

  Net cash (used in) provided by financing activities           (20,532)       1,294,143
                                                            -----------      -----------

  Net (decrease) increase in cash and
    cash equivalents                                           (100,433)         966,030

CASH AND CASH EQUIVALENTS, at beginning
  of period                                                   1,255,450        1,442,342
                                                            -----------      -----------

CASH AND CASH EQUIVALENTS, at end of period                 $ 1,155,017      $ 2,408,372
                                                            ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                  $    73,435      $    62,927
  Cash paid during the period for income taxes              $   515,941      $   163,850

                        See Notes to Financial Statements

                                                                     Form 10-QSB
                                                              September 30, 2000
                                                                          Page 8

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
                                                     --------
                                                     $725,000
                                                     ========

(2)  Summary of Significant Accounting Policies:

     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At September 30, 2000 and December 31, 1999, inventory consisted of the following:

                         September 30,          December 31,
                             2000                   1999
                          ---------------------------------

     Raw Material         $  946,858             $  916,837
     Work-In-Process         406,018                256,402
     Finished Inventory      404,314                256,453
                          ----------             ----------

                          $1,757,190             $1,429,692
                          ==========             ==========

                                                                     Form 10-QSB
                                                              September 30, 2000
                                                                          Page 9

     New Accounting Pronouncements

     In December 1999, Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition," was issued. SAB 101 will require a company to defer revenue recognition on product shipments until contractual terms of customer acceptance, including inspection and installation requirements, are met. The Company will be required to adopt this new accounting principle through a cumulative charge to retained earnings through the statement of income in accordance with the provisions of APB Opinion No. 20 no later than the fourth quarter of fiscal 2000. The Company does not believe that the adoption of this standard will have a material impact on its operating results.

(3)      Net Income Per Common Share:

         The following tables summarize the Company's calculation of Basic and Diluted Earnings per Share ("EPS") for the three and nine month periods ended September 30, 2000 and 1999:

                                              Three Months Ended
                                              September 30, 2000
                                    ----------------------------------------
                                               Weighted Average
                                      Income         Shares      Per Share
                                    (Numerator)   (Denominator)    Amount
                                    ----------------------------------------
Basic EPS
  Income available to common
    stockholders                      $149,702        9,475,077         $.02

Effect of Dilutive Securities:
  Options                                   --          461,375
  Warrants                                  --          755,182
                                       --------      ----------         ----

Diluted EPS                            $149,702      10,691,634         $.01
                                       --------      ----------         ----

                                              Nine Months Ended
                                              September 30, 2000
                                    ----------------------------------------
                                               Weighted Average
                                      Income         Shares      Per Share
                                    (Numerator)   (Denominator)    Amount
                                    ----------------------------------------
Basic EPS
  Income available to common
    stockholders                       $611,696       9,475,077         $.06

Effect of Dilutive Securities:
  Options                                    --         320,542
  Warrants                                   --         596,180
                                       --------      ----------         ----

Diluted EPS                            $611,696      10,391,799         $.06
                                       --------      ----------         ----

                                                                     Form 10-QSB
                                                              September 30, 2000
                                                                         Page 10

                                              Three Months Ended
                                              September 30, 1999
                                    ----------------------------------------
                                               Weighted Average
                                      Income         Shares      Per Share
                                    (Numerator)   (Denominator)    Amount
                                    ----------------------------------------
Basic EPS
  Income available to common
    stockholders                       $99,375       9,346,777          $.01

Effective of Dilutive Securities:
  Options                                   --          94,756
  Warrants                                  --         253,472
                                       -------       ---------          ----

Diluted EPS                            $99,375       9,696,005          $.01
                                       -------       ---------          ----

                                              Nine Months Ended
                                              September 30, 1999
                                    ----------------------------------------
                                               Weighted Average
                                      Income         Shares      Per Share
                                    (Numerator)   (Denominator)    Amount
                                    ----------------------------------------
Basic EPS
  Income available to common
    stockholders                       $319,714      9,343,147          $.03

Effective of Dilutive Securities:
  Options                                    --        112,416
  Warrants                                   --        299,108
                                       --------      ---------          ----

Diluted EPS                            $319,714      9,754,671          $.03
                                       -------       ---------          ----

(4)  Debt

In September 2000, the Company increased its line of credit with a Connecticut bank to $2,000,000. The line is repayable upon demand and matures in September 2001. Borrowings under the line of credit bear interest at the rate of zero percent above the bank's base rate which may change from time to time. (Base rate as of September 30, 2000 is 9.50 percent.). At September 30, 2000, there were no borrowings outstanding under this line. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 10% of the line of credit.

(5)  Grant Award

On September 22, 2000 the Company was awarded a Phase II Grant by the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NIH) under its Small Business Innovative Research Program. This grant, expected to be between $800,000 and $1,000,000, will be used to continue development of a new technology that can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of the grant, the Company will be reimbursed for qualifying expenditures under the agreement. Funding provided to the Company will be recorded as a reduction of the related research expenses. No funds under this grant have been received as of September 30, 2000.

                                                                     Form 10-QSB
                                                              September 30, 2000
                                                                         Page 11

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Results of Operations
---------------------

    Net income for the nine month period ended September 30, 2000 was approximately $612,000 ($0.06 per share assuming dilution), compared to approximately $320,000 ($0.03 per share assuming dilution), reported for the same period of 1999. Net income for the third quarter of the current year was approximately $150,000 ($0.01 per share assuming dilution), compared to approximately $99,000 ($0.01 per share assuming dilution), for the third quarter of 1999. The favorable increase in earnings for the current year was impacted by a significant increase in sales of certain of the Company's product lines.

    The Company's revenues were approximately $8,845,000 for the nine month period ended September 30, 2000 and exceeded the comparable period of the prior year by approximately $3,015,000 or 51.7 percent. Revenues for the current period reflected strong sales of non-invasive blood pressure monitors and NIBP modules to Original Equipment Manufacturer's ("OEM") who utilize the Company's technology in their systems. During 2000 and 1999, the Company had sales to one customer, which in the aggregate accounted for approximately 26 percent and 12 percent, respectively.

     Cost of product sales as a percentage of net product sales was 47.0 percent for the nine month period ended September 30, 2000 compared to 44.4 percent for the same period in 1999. The unfavorable impact is due primarily to an increase in manufacturing overhead.

     Selling, general and administrative expenses were approximately $3,216,000 as of September 30, 2000 as compared to approximately $2,378,000 for the same period of 1999, an increase of approximately $838,000 or 35.2 percent. The overall increase in 2000 is the result of additional personnel for the selling and marketing departments, both domestic and abroad.

     Research and development expenses increased by 25.5 percent to $534,000 during the period ended September 30, 2000 as compared to the comparable period in the prior year. The increase is due to new product development, including a non-invasive method to detect brain oxygenation in newborns and support for the existing product lines.

     The provision for income taxes of $390,000 and $204,000 for the nine month period ended September 30, 2000 and 1999, respectively, represents state and federal income taxes.

     These factors and licensing revenues resulted in net income of approximately $612,000 for the period ending September 30, 2000, as compared to net income of approximately $320,000 for the comparable period in the prior year.

Liquidity and Capital Resources
-------------------------------

    At September 30, 2000, the Company's cash and cash equivalents totaled $1,155,017 compared to $1,255,450 at December 31, 1999. The Company's working capital totaled $4,196,868 on September 30, 2000, compared to $3,448,401 on December 31, 1999. During the quarter ended September 30, 2000, the Company invested in short-term notes, earning interest of approximately $47,000 as of September 30, 2000.

                                                                     Form 10-QSB
                                                              September 30, 2000
                                                                         Page 12

         At September 30, 2000, the Company had a line of credit with a Connecticut bank totaling $2,000,000. Borrowings under the line bear interest at the base rate which may change from time to time. (Base rate as of September 30, 2000 is 9.5 percent.) At September 30, 2000, there were no borrowings outstanding under this line.

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


             CAS MEDICAL SYSTEMS, INC.
-----------------------------------------------
                   (Registrant)



/s/ Louis P. Scheps                               Date: October 31, 2000
---------------------------------------                 ----------------
Louis P. Scheps
(President and Chief Executive Officer
 and Chief Financial Officer)