Form 10KSB40
period 2000-12-31
CAS MEDICAL SYSTEMS INC
filed 2001-03-16
CIK 764579

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 Annual Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2000

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

                               Title of Each Class
                               -------------------

                          Common Stock, $.004 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The Registrant's revenues for the fiscal year ended December 31, 2000 were $12,132,072.

The aggregate market value of common equity stock held by non-affiliates of the Registrant as of February 27, 2001 was based upon the last sale price of such stock on that date on the over-the-counter market, commonly referred to as the "pink sheets", was $11,323,080. The number of shares of the Registrant's Common Stock outstanding as of February 27, 2001 was 9,527,573.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 13, 2001 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Form 10-KSB.

Transitional Small Business Disclosure format (check one): Yes [ ] No [X]
================================================================================

                                     PART I
                                     ------
Item 1. Description of Business
-------------------------------

The Company
-----------
CAS Medical Systems, Inc. ("CAS" or the "Company") was organized in 1984 primarily to provide products for use in neonatal and pediatric units in hospitals. The Company currently designs, manufactures and markets medical products, specifically blood pressure measurement equipment, apnea monitoring equipment and products for a full range of patient applications, including neonatal intensive care. The Company's products are designed to improve the quality of patient care and provide exceptional value and performance. The Company has several other products in various stages of development which it believes may be applicable to both adult and neonatal/pediatric medicine.

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

The Company has agreements to supply modules via original equipment manufacturer
(OEM) agreements to various companies throughout the world. These modules are used in larger monitoring systems where non-invasive blood pressure is but one measurement parameter. The Company's OEM agreements are typically multi-year arrangements to supply products.

Cardio-Respiratory Monitors
---------------------------
The Company has recently expanded its product offerings by acquiring apnea monitor product lines.

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

     Apnea Product Line
     ------------------
     On November 29, 2000, CAS purchased a complete line of Apnea monitors from Mallinckrodt, Inc. The product line includes Edentec Assurance(R) monitor, Edentred(R) software, Aequitron 9500/9550 AMI(R) and AMI(R) Plus monitor, and related report generating software programs. The acquisition of the product line further strengthens CAS' position in the Apnea monitoring market place.

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

Sales and Marketing
-------------------

The Company conducts its sales in the North American marketplace through hospital, homecare and emergency medical distribution channels.

Domestic sales are conducted by eighteen exclusive specialty distributors and over forty manufacturer representatives working in conjunction with eleven full time Company field managers. International sales are conducted by two direct employees and through exclusive distributors in Europe. Pacific Rim and Latin American sales are managed by internal personnel and specialty agents.

The Company also sells its non-invasive blood pressure technology, in the form of sub-assemblies to be joined to multi-parameter hospital monitors, to several firms operating on both a domestic and international basis. The Company is in the process of negotiating other agreements for the use of its technology as components in other medical monitoring systems.

                         Financial Information Relating to Sales

                                 Year Ended December 31,

                          2000             1999              1998
                       ---------------------------------------------
Domestic Sales          $8,848,691      $6,151,194        $4,765,323
Export (including
  licensing fees)        3,283,381       2,360,036         2,254,619
                       ---------------------------------------------
                       $12,132,072      $8,511,230        $7,019,942
                       ===========      ==========        ==========

Competition
-----------

The Company competes in the medical equipment market where there are many suppliers with greater financial and personnel resources that sell a broad line of commodity products and have a dedicated selling capability. The Company's products are targeted primarily to the neonatal and pediatric intensive care units segment of the hospital market. The Company has been supplying competitively priced, uniquely designed products responsive to this segment in which no major company currently focuses its total resources.

In both the hospital and emergency medical service markets, the Company's line of non-invasive blood pressure and apnea monitoring equipment has significant advantages over competitive products. The equipment is compact, portable, lightweight and user-friendly. The monitors maintain a high, professional standard of accuracy and quality in demanding environments such as those encountered in hospital and transport situations.

With respect to all of its products, the Company competes on the basis of price, features, product quality, promptness of delivery and customer service.

Customers
---------

During 2000, 1999, and 1998 the Company had sales to one customer which in the aggregate accounted for approximately 22%, 14% and 13% of sales, respectively.

Research and Development
------------------------

In 2000, 1999 and 1998, the Company spent approximately $732,000, $575,000 and $548,000, respectively, on activities relating to the development of new products and the improvement of existing products.

The Company will continue to develop and expand its patient monitoring capability, by adding new physiological parameters. In addition, plans are in process to improve information processing within the monitor, using new screen and communication technology. This will allow the Company to attempt to significantly increase sales penetration in the Acute and Intensive Care market.

Grant Award
-----------

On September 22, 2000, the Company was awarded a Phase II Grant by the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NIH) under its Small Business Innovative Research Program. This grant, expected to be between $800,000 and $1,000,000, will be used to continue development of a new technology that can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of the grant, the Company will be reimbursed for qualifying expenditures under the agreement. Funding provided to the Company will be recorded as a reduction of the related research expenses. No funds under this grant have been earned as of December 31, 2000.

Employees
---------

As of December 31, 2000, the Company had 83 full-time employees. The Company has no collective bargaining agreements and believes that relations with its employees are good.

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

Under the 1976 Amendment and the Safe Medical Devices Act, the FDA has adopted regulations which classify medical devices based upon the degree of regulation it believes is necessary to assure safety and efficacy. A device is classified as a Class I, II, or III device. Class I devices are subject only to general controls. Class II devices, in addition to general controls, are or will be subject to "performance standards." Most devices are also subject to the 501(K) pre-market notification provision. In addition, some Class III devices require FDA pre-market approval before they may be marketed commercially because their safety and effectiveness cannot be assured by the general controls and performance standards of Class I or II devices. The Company's products are mostly Class II devices and several of them have required FDA notification under
Section 510(k) of the FDA Act.

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

Manufacturing and Quality Assurance
-----------------------------------

The Company assembles its products at its facilities in Branford, Connecticut. The various components for the products, which include plastic sheeting, plastic moldings, wire, semi-conductor circuits, electronic and pneumatic components and power supplies are obtained from outside vendors. The Company does not anticipate any difficulties in obtaining the components necessary to manufacture its products.

Quality control procedures are performed by the Company at its facilities and occasionally at its suppliers' facilities to standards set forth in the FDA's "Quality System Regulation". These procedures include the inspection of components and full testing of finished goods. The Company has a controlled clean environment where the final assembly of single-patient-use products is conducted.

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

Backlog
-------

The Company's practice is to ship its products upon receipt of a customer's order or pursuant to customer-requested ship dates. On December 31, 2000, the Company had a backlog of orders from customers for products with requested ship dates in 2001 totaling approximately $2,235,000, deliverable throughout 2001, as compared to $3,196,000 as of December 31, 1999. During the first quarter of 2001, the Company anticipates fulfilling approximately $1,236,000 of this backlog.

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

Item 2. Description of Properties
---------------------------------

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

During November 2000, the Company leased new facilities comprised of approximately 7,300 square feet of manufacturing space, located at 31 Business Park Drive, Branford, Connecticut 06405. The lease expires on December 31, 2002. Minimum annual rentals under the Company's lease agreement are:

        2001             $37,000
        2002             $38,850

These amounts are in addition to the Company's share of real estate taxes and certain utility costs.

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

        Period Ended                     High              Low
        ------------                     ----              ---

        March 31, 1999               $     7/16       $     7/16
        June 30, 1999                      7/16             7/16
        September 30, 1999                13/32            13/32
        December 31, 1999                 15/32            15/32
        March 31, 2000                   1 3/8             11/32
        June 30, 2000                    1 1/16            23/32
        September 30, 2000               1 1/2             29/32
        December 31,  2001               1 7/8            1 1/4

        (b) The following table sets forth the approximate number of holders of record of Common Stock of the Company on December 31, 2000.

        Title of Class                    Number of Shareholders
        --------------                    ----------------------
        Common Stock, $.004 par value               429

        (c) No cash dividends have been declared on the Company's common stock during 2000 or 1999.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

        2000 Compared to 1999
        ---------------------

        The Company earned $636,000 ($.06 per common share on a diluted basis) in 2000, compared to $504,000 ($.05 per common share on a diluted basis) in 1999. The 2000 earnings performance was favorably impacted by increased revenues of approximately $3,621,000 or 42.5 percent. The Company sales of vital signs monitors were strong in 2000, especially with monitors for emergency medical services in the U.S. and with multi-parameter devices internationally.

        The Company's revenues for the year ended December 31, 2000 were approximately $12,132,000 and exceeded the comparable period in 1999 by approximately $3,621,000. The increase was primarily attributable to a significant growth of non-invasive blood pressure monitors, NIBP modules to Original Equipment Manufacturers ("OEM") who utilize the Company's technology, and with the acquisition of the Event-Link(R) Monitoring System product line during October 1999 and Apnea product line during November 2000.

        Total cost of product sales as a percentage of net product sales increased by 6.5 percent to 49.2 percent for 2000 compared to 42.7 percent for 1999, primarily as the result of product mix. The increases in the cost of product sales percentage resulted primarily from changes in product and market mix in 2000, compared to the prior year. The Company continues to target improvements in product costs to maintain the Company's competitive position.

        Research and Product Development ("R&D") expenses increased by 27.1 percent to approximately $732,000 for 2000 compared to $575,000 for the prior year. Higher level of salaries and related expenses, clinical research and outside consulting were primarily responsible for the increase.

        Selling, general and administrative expenses increased to approximately $4,432,000 for the year ended December 31, 2000 compared to approximately $3,571,000 in 1999, an increase of 24.1 percent. The majority of the increase was attributable to the continued growth in personnel in sales and marketing, both domestic and international.

        The Company received $73,000 in interest income and incurred $110,000 of interest expense during 2000 compared with interest income of $84,000 and interest expense of $88,000 during the prior year.

        1999 Compared to 1998
        ---------------------

        The Company earned $504,000 ($.05 per common share on a diluted basis) in 1999, compared to $816,000 ($.08 per common share on a diluted basis) in 1998. The 1999 earnings performance was impacted unfavorably by increased personnel costs in the sales and research and development departments, in contrast to 1998, when earnings were favorably impacted by non-operating income from a one-time contract settlement.

        The Company's revenues were approximately $8,511,000 for 1999 and exceeded the prior year by approximately $1,491,000, or 21.2 percent. Revenues for 1999 reflected strong sales of non-invasive blood pressure monitors, and NIBP modules to Original Equipment Manufacturers ("OEM") who utilize the Company's technology in their system.

        Total cost of product sales as a percentage of net product sales was
42.7 percent for 1999 compared to 43.6 percent for 1998. The favorable impact of product cost is the result of added production efficiency and product cost reduction.

        Research and development expenses increased by 4.9 percent during 1999 to approximately $575,000 compared to approximately $548,000 for the same period of 1998. This increase during 1999 is due primarily to development cost of new products.

        Selling, general and administrative expenses were approximately $3,571,000 in the year ended December 31, 1999 compared to approximately $3,011,000 in the prior year, an increase of 18.5 percent. The overall increase is the result of additional sales personnel, both domestic and abroad.

        The Company received $84,000 in interest income and incurred $110,000 of interest expense during 1999 compared with interest income of $106,000 in the same period of 1998. Interest expense for 1999 is due to the mortgage obtained from a local bank on the Company's new facilities in Branford, Connecticut.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

        As of December 31, 2000, the Company's cash and cash equivalents totaled $915,000 compared to $1,255,000 at December 31, 1999 (a decrease of 27.1%), and the Company's working capital totaled $5,435,000 on December 31, 2000, compared to $3,448,000 on December 31, 1999. The Company's decreased cash position is due to internally financing the additional leased manufacturing facilities, equipment and additional staff to support the Apnea Monitor product line acquisition. The increase in working capital was primarily attributable to higher levels of accounts receivable and inventory associated with the increased sales, partially offset by higher levels of borrowing, primarily associated with the acquisition of AMI(R) Plus Home Infant Apnea Monitor product line during November 2000.

        In January 1999, the Company obtained a nineteen year, 7.25 percent fixed rate, $1,310,000 mortgage from a local bank. The mortgage is secured by a first mortgage lien on the company operating facilities consisting of 4.6 acres of land and the 24,000 square foot building. The monthly payments, including interest, are approximately $11,000.

        In November 2000, the Company obtained a five year, 8.59 percent fixed rate, $1,900,000 note payable from a local bank to finance the acquisition of the Apnea Monitor product line. The monthly installments, including interest, are approximately $39,100.

       At December 31, 2000, the Company had a line of credit with a Connecticut bank totaling $2,000,000. Borrowings under the line of credit bear interest at the bank's base rate, which may change from time to time (9.5% at December 31, 2000). At December 31, 2000, there were no borrowings outstanding under this line.

       On July 27, 1994, the Company entered into a four year licensing agreement with a major European manufacturer of patient monitors, granting a nonexclusive license to use the Company's blood pressure technology for a specific application, and allowing the exchange of technical know-how. During February 1997, the Company amended the original licensing agreement through the year 2000. As part of the agreement, the Company received $1,500,000 plus royalties, through the year 2000. The manufacturer has the option to extend the license to the year 2006 and only be liable for royalties. As of December, 2000, the manufacturer had not exercised its option to extend the license.

        The Company believes that existing funds together with internally generated funds from 2001 operations and its existing line of credit arrangement will provide the Company with adequate liquidity and capital resources to meet its 2001 financial requirements.


Item 7. Index to Financial Statements
-------------------------------------

Report of Independent Public Accountants                    F-1

Balance Sheets as of December 31, 2000 and 1999             F-2

Statements of Income for the Years Ended
  December 31, 2000, 1999 and 1998                          F-3

Statements of Shareholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998              F-4

Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998                          F-5

Notes to Financial Statements                               F-6 to F-13

        Schedules required by Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

Reference is made to the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 20, 2001, and to be filed with the Securities and Exchange Commission.

Item 10. Executive Compensation
-------------------------------

Reference is made to the sections entitled "Compensation of Executive Officers" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 20, 2001, and to be filed with the Securities and Exchange Commission.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Reference is made to the sections entitled "Stock Ownership" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 20, 2001, and to be filed with the Securities Exchange Commission.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

The Company and Louis P. Scheps have entered into an employment agreement pursuant to which Mr. Scheps serves as President and Chief Executive Officer of the Company. As of September 1, 1998, the employment agreement was amended (as amended, the "Employment Agreement") to extend its term through August 31, 2002 and provide for a base salary of $215,000 per year. The Employment Agreement also provides that if a "Change of Control" (as defined below) occurs, and upon such Change of Control occurring, the Employment Agreement is not extended for a period of at least one year following the stated termination date of the Employment Agreement, then Mr. Scheps shall be paid a lump sum of $250,000 on such stated termination date. "Change of Control" is defined in the Employment Agreement to mean (i) a sale of all or substantially all of the Company's assets, (ii) a merger involving the Company in which the Company is not the survivor and the Company's stockholders prior to the merger control less than fifty percent of the voting stock of the surviving entity, (iii) a sale by the Company's stockholders to an acquirer or acquirers acting in concert of more than a majority of the then outstanding stock of the Company owned by the Company's stockholders, or (iv) any event similar to any of the foregoing. In connection with the amendment of the Employment Agreement, Mr. Scheps was granted a warrant to purchase 100,000 shares of the Company common stock at an exercise price of $1.00 per share. This warrant is exercisable solely in the event of a Change of Control.

The Company also has an employment agreement with Dr. Myron Cohen under which he serves as Executive Vice President of the Company through December 31, 2001 at an annual base salary of $113,000. There are no benefits payable to Dr. Cohen upon termination of the agreement.


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

        (B)    Reports on Form 8-K None filed.

CAS MEDICAL SYSTEMS, INC.

December 31, 2000


TABLE OF CONTENTS



                                                                        PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-1

FINANCIAL STATEMENTS

    Balance Sheets as of December 31, 2000 and 1999                      F-2

    Statements of Income for the Years Ended December 31, 2000,
      1999 and 1998                                                      F-3

    Statements of Shareholders' Equity for the Years Ended December
      31, 2000, 1999 and 1998                                            F-4

    Statements of Cash Flows for the Years Ended December 31, 2000,
      1999 and 1998                                                      F-5

NOTES TO FINANCIAL STATEMENTS                                        F-6 to F-13









SCHEDULES REQUIRED BY REGULATION S-X ARE NOT SUBMITTED BECAUSE THEY ARE NOT APPLICABLE OR NOT REQUIRED, OR BECAUSE THE REQUIRED INFORMATION IS INCLUDED IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of CAS Medical Systems, Inc.:



We have audited the accompanying balance sheets of CAS Medical Systems, Inc. (a Delaware corporation) as of December 31, 2000 and 1999, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CAS Medical Systems, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                     ARTHUR ANDERSEN LLP

Hartford, Connecticut
January 26, 2001

CAS MEDICAL SYSTEMS, INC.

Balance Sheets
December 31, 2000 and 1999

ASSETS                                                                             2000            1999

CURRENT ASSETS:
    Cash and cash equivalents                                                  $   914,881     $ 1,255,450
    Accounts receivable, net of allowance for doubtful accounts
      of $61,800 and $30,000 in 2000 and 1999, respectively                      2,728,314       1,624,676
    Inventories                                                                  3,328,312       1,429,692
    Deferred tax assets                                                            160,500         137,500
    Other current assets                                                            87,072          61,810
                                                                               -----------     -----------
         Total current assets                                                    7,219,079       4,509,128
                                                                               -----------     -----------

PROPERTY AND EQUIPMENT:
    Land and improvements                                                          535,000         535,000
    Buildings and improvements                                                   1,412,287       1,392,837
    Machinery and equipment                                                      1,838,684       1,414,141
                                                                               -----------     -----------
                                                                                 3,785,971       3,341,978

    Less - accumulated depreciation                                              1,176,167         891,493
                                                                               -----------     -----------
                                                                                 2,609,804       2,450,485
                                                                               -----------     -----------
INTANGIBLE ASSETS, net                                                             281,061         221,650
                                                                               -----------     -----------
         Total assets                                                          $10,109,944     $ 7,181,263
                                                                               ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                          $   353,945     $    35,560
    Accounts payable                                                               659,942         286,533
    Income taxes payable                                                           191,425         321,870
    Accrued payroll                                                                238,515         147,087
    Accrued professional fees                                                       60,805          73,816
    Accrued warranty expenses                                                       70,000          30,000
    Other accrued expenses                                                         209,173         165,861
                                                                               -----------     -----------
         Total current liabilities                                               1,783,805       1,060,727
                                                                               -----------     -----------
LONG-TERM DEBT                                                                   2,790,037       1,244,005
                                                                               -----------     -----------

COMMITMENTS AND CONTINGENCIES (Notes 8, 10 and 13)

SHAREHOLDERS' EQUITY:
    Common stock, $.004 par value per share, 19,000,000 shares authorized, 9,497,577 and 9,457,577 shares issued and
      outstanding in 2000 and 1999, respectively                                    37,991          37,831
    Additional paid-in capital                                                   2,754,304       2,730,626
    Retained earnings                                                            2,743,807       2,108,074
                                                                               -----------     -----------
         Total shareholders' equity                                              5,536,102       4,876,531
                                                                               -----------     -----------
         Total liabilities and shareholders' equity                            $10,109,944     $ 7,181,263
                                                                               ===========     ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CAS MEDICAL SYSTEMS, INC.

Statements of Income
For the Years Ended December 31, 2000, 1999 and 1998

                                                                    2000             1999              1998
REVENUES:
    Net product sales                                          $ 11,960,900      $  8,266,392      $  6,726,764
    Licensing fees                                                  171,172           244,838           293,178
                                                               ------------      ------------      ------------
                                                                 12,132,072         8,511,230         7,019,942

OPERATING EXPENSES:
    Cost of product sales                                         5,881,258         3,531,003         2,933,512
    Selling, general and administrative                           4,431,745         3,571,166         3,010,884
    Research and development                                        731,777           575,478           547,718
                                                               ------------      ------------      ------------
                  Operating income                                1,087,292           833,583           527,828

OTHER INCOME                                                           --                --             725,000

INTEREST (EXPENSE) INCOME, net                                      (37,559)           (4,016)          106,424
                                                               ------------      ------------      ------------
                  Income before provision for income taxes        1,049,733           829,567         1,359,252

PROVISION FOR INCOME TAXES                                          414,000           326,000           543,000
                                                               ------------      ------------      ------------
                  Net income                                   $    635,733      $    503,567      $    816,252
                                                               ============      ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
    Basic                                                         9,468,070         9,347,748         9,329,277
                                                               ============      ============      ============
    Assuming dilution                                            10,578,461         9,703,854         9,839,689
                                                               ============      ============      ============
EARNINGS PER COMMON SHARE:
    Basic                                                      $        .07      $        .05      $        .09
                                                               ============      ============      ============

    Assuming dilution                                          $        .06      $        .05      $        .08
                                                               ============      ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CAS MEDICAL SYSTEMS, INC.

Statements of Shareholders' Equity
For the Years Ended December 31, 2000, 1999 and 1998

                                                             ADDITIONAL
                                     COMMON STOCK             PAID-IN        RETAINED
                                 SHARES         AMOUNT        CAPITAL        EARNINGS        TOTAL

BALANCE, December 31, 1997      9,329,277     $   37,317     $2,697,364     $  788,255     $3,522,936
    Net income                       --             --             --          816,252        816,252
                               ----------     ----------     ----------     ----------     ----------

BALANCE, December 31, 1998      9,329,277         37,317      2,697,364      1,604,507      4,339,188
    Net income                       --             --             --          503,567        503,567
    Common stock issued           128,300            514         33,262           --           33,776
                               ----------     ----------     ----------     ----------     ----------

BALANCE, December 31, 1999      9,457,577         37,831      2,730,626      2,108,074      4,876,531
    Net income                       --             --             --          635,733        635,733
    Common stock issued            40,000            160         23,678           --           23,838
                               ----------     ----------     ----------     ----------     ----------

BALANCE, December 31, 2000      9,497,577     $   37,991     $2,754,304     $2,743,807     $5,536,102
                               ==========     ==========     ==========     ==========     ==========










THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CAS MEDICAL SYSTEMS, INC.

Statements of Cash Flows
For the Years Ended December 31, 2000, 1999 and 1998

                                                                        2000              1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $   635,733      $   503,567      $   816,252
    Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
        Depreciation and amortization                                    329,678          192,894          124,066
        Deferred income taxes                                            (23,000)         (43,000)          17,500
    Changes in operating assets and liabilities:
        Accounts receivable                                           (1,103,638)        (728,977)         160,182
        Inventories                                                     (258,620)        (111,399)        (223,172)
        Other current assets                                             (24,677)          17,902           (4,074)
        Accounts payable and accrued expenses                            334,693         (460,778)         615,342
                                                                     -----------      -----------      -----------
                  Net cash (used in) provided by operating
                     activities                                         (109,831)        (629,791)       1,506,096
                                                                     -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                                (1,900,000)        (725,000)            --
    Expenditures for property and equipment                             (218,993)        (145,442)      (2,254,099)
                                                                     -----------      -----------      -----------
                  Net cash used in investing activities               (2,118,993)        (870,442)      (2,254,099)
                                                                     -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing under long-term debt                                     1,900,000        1,310,000             --
    Repayments under long-term debt                                      (35,583)         (30,435)            --
    Proceeds from issuance of common stock                                23,838           33,776             --
                                                                     -----------      -----------      -----------
                  Net cash provided by financing activities            1,888,255        1,313,341             --
                                                                     -----------      -----------      -----------
                  Net decrease in cash and cash
                     equivalents                                        (340,569)        (186,892)        (748,003)

CASH AND CASH EQUIVALENTS, beginning of year                           1,255,450        1,442,342        2,190,345
                                                                     -----------      -----------      -----------
CASH AND CASH EQUIVALENTS, end of year                               $   914,881      $ 1,255,450      $ 1,442,342
                                                                     ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
      Cash paid during the year for interest                         $    91,596      $    86,153      $     1,040
      Cash paid during the year for income taxes, net of refunds         568,038          489,353          329,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CAS MEDICAL SYSTEMS, INC.

Notes to Financial Statements
December 31, 2000

(1)    THE COMPANY

       CAS Medical Systems, Inc. (the "Company") operates in one business segment and is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use in the healthcare and medical industry. These products are sold by the Company through its own sales force, via distributors and pursuant to original equipment manufacturer agreements internationally and in the United States. The Company's operations and manufacturing facilities are located in the United States. During 2000, 1999 and 1998, the Company had sales to one customer which in the aggregate accounted for approximately 22%, 14% and 13%, respectively, of revenues in each of the three years. The Company generated revenues from international sales (principally to Europe), including licensing fee revenues, of approximately $3.3 million, $2.4 million and $2.3 million, respectively, in each of the three years reported.

       During November 2000, the Company acquired certain assets and assumed certain liabilities related to the AMI(R) Plus Home Infant Apnea Monitor product line from a third party for a purchase price of $1.9 million financed with the proceeds from a note payable to a bank. This product line includes apnea monitors, accessories and related data retrieval software programs for hospital and home use. The acquisition included inventories, related manufacturing equipment and intangible assets and accrued expenses. Sales related to the new line were approximately $484,000 in December 2000. The purchase price was allocated to the assets acquired based upon their estimated fair values at the date of acquisition as follows:

                  Inventories                        $  1,640,000
                  Equipment                               225,000
                  Intangible assets                       105,000
                  Accrued expenses                        (70,000)
                                                     ------------
                                                     $  1,900,000
                                                     ============

       During October 1999, the Company acquired certain assets related to the Event-Link(R) product line from a third party for a purchase price of $725,000. This product line includes infant and adult apnea monitors and accessories for hospital and home use, as well as the Event-Link(R) Software for data retrieval and display. The acquisition included inventories, related manufacturing equipment, intellectual property and licensed technology. Sales related to the new line were approximately $765,000 and $83,000 in 2000 and 1999, respectively. The purchase price was allocated to the assets acquired based upon their estimated fair values at the date of acquisition as follows:

                  Inventories                        $    370,000
                  Equipment                               130,000
                  Intangible assets                       225,000
                                                     ------------
                                                     $    725,000
                                                     ============

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

       INTANGIBLE ASSETS

       The purchased intangible assets and licensed technology acquired in connection with the product line acquisitions in 2000 and 1999 are being amortized over five years on the straight-line basis. Amortization expense associated with these intangible assets was $45,000 and $6,250 for the years ended December 31, 2000 and 1999, respectively.

       REVENUE RECOGNITION

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

       As of December 31, 2000, the Company had outstanding options and warrants allowing for the purchase of 886,400 and 1,395,000 shares of common stock, respectively.

       Under SFAS No. 128, a summary of the Company's basic and diluted earnings per share is as follows:

                                                                2000            1999            1997

           Net income                                       $   635,733     $   503,567     $   816,252
                                                            ===========     ===========     ===========

           Weighted average shares outstanding                9,468,070       9,347,748       9,329,277
           Add: Dilutive effect of outstanding warrants
               and options                                    1,110,391         356,106         510,412
                                                            -----------     -----------     -----------
           Total weighted average shares and dilutive
               securities outstanding                        10,578,461       9,703,854       9,839,689
                                                            ===========     ===========     ===========
           Earnings per share - basic                       $       .07     $       .05     $       .09
                                                            ===========     ===========     ===========
           Earnings per share - assuming dilution           $       .06     $       .05     $       .08
                                                            ===========     ===========     ===========

       USE OF ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       NEW ACCOUNTING PRONOUNCEMENTS

       In December 1999, Staff Accounting Bulletin No. 101 (SAB 101) Revenue Recognition, was issued by the Securities and Exchange Commission. SAB 101 requires a company to defer revenue recognition on product shipments until contractual terms by the of customer acceptance, including inspection and installation requirements, are met. The Company adopted this new accounting principle during fiscal 2000. The adoption of this standard did not have an impact on the Company's operating results since the Company's revenue recognition complies with SAB 101.

(3)    INVENTORIES

       Inventories include costs of materials, labor and manufacturing overhead.

       Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                               2000                 1999

              Raw materials                $  2,566,513         $    916,837
              Work in process                   432,537              256,402
              Finished goods                    329,262              256,453
                                           ------------         ------------
                                           $  3,328,312         $  1,429,692
                                           ============         ============

(4)    FINANCING ARRANGEMENTS

       LINE OF CREDIT

       In September 2000, the Company increased its line of credit with a Connecticut bank to $2,000,000. The line is repayable upon demand and matures in September 2001. Borrowings under the line of credit bear interest at the bank's base rate which may change from time to time (9.5% at December 31, 2000). During 2000, the maximum month-end borrowing outstanding under this line was $300,000, the weighted average borrowing was $42,205 and the weighted average interest rate on amounts outstanding was 9.45%. There were no borrowings outstanding at December 31, 2000 and 1999. The bank has a first security interest in substantially all assets of the Company and requires a compensating balance equal to 10% of the line of credit.

       LONG-TERM DEBT

       Long-term debt consists of the following:
                                                                    2000            1999
       Mortgage payable to a bank in monthly installments,
          including interest, of approximately $11,000 at
          7.25% per annum, secured by the Company's
          primary operating facilities                          $ 1,243,982     $ 1,279,565


                                                                    2000            1999
       Note payable to a bank in monthly installments,
          including interest, of approximately $39,100 at
          8.59% per annum, secured by substantially all
          corporate assets                                        1,900,000               -
                                                                -----------     -----------

                                                                  3,143,982       1,279,565

       Current portion                                              353,945          35,560
                                                                -----------     -----------
                                                                $ 2,790,037     $ 1,244,005
                                                                ===========     ===========

       Scheduled maturities of principal under long-term debt over the next five years is as follows:

               2001                                       $    353,945
               2002                                            385,433
               2003                                            419,727
               2004                                            457,080
               2005                                            505,969
               Thereafter                                    1,021,828
                                                          ------------
                                                          $  3,143,982
                                                          ============

(5)    LICENSE AGREEMENTS

       On July 27, 1994, the Company entered into a four-year licensing agreement (subsequently amended through the year 2000) with a major European manufacturer of medical equipment, canceling and superseding a prior licensing agreement with this company. The agreement grants a nonexclusive license to use the Company's blood pressure technology for a specific application. As part of this agreement, the Company received $1,500,000 plus royalties through the year 2000. The manufacturer had the option to extend the license to 2006 through which the Company would earn royalties. As of December 31, 2000, the manufacturer had not exercised its option to extend the license.

(6)    STOCK-BASED COMPENSATION PROGRAMS

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

       During 1999, the Board of Directors approved an increase in the number of shares of common stock issuable under stock options under the 1994 Plan to 1,250,000 which was subsequently approved by the shareholders of the Company.

       Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's 2000, 1999 and 1998 net income and earnings per share would have been reduced to the following pro forma amounts:

                                                               2000          1999            1998
         Net income:                As reported             $  635,733     $ 503,567      $  816,252
                                    Pro forma                  567,568       488,508         795,584
         Earnings per share:        As reported - Basic            .07           .05            .09
                                    Pro forma - Basic              .06           .05            .09
                                    As reported - Diluted          .06           .05            .08
                                    Pro forma - Diluted            .05           .05            .08

       The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: risk-free interest rates of 6.1%, 6.3% and 5.1%, expected lives of 10 years; dividend yield of 0%; expected volatility of 78%, 73% and 75%, respectively.

       A summary of the Company's stock option plans at December 31, 2000, 1999 and 1998 and changes during the years then ended is presented below:

                                             2000                        1999                         1998
                                                WEIGHTED                      WEIGHTED                     WEIGHTED
                                                 AVERAGE                       AVERAGE                      AVERAGE
                                                EXERCISE                      EXERCISE                     EXERCISE
                                   SHARES         PRICE         SHARES          PRICE        SHARES          PRICE

         Outstanding at
             beginning of year      963,900       $ .57           650,100        $ .57        625,100         $ .57
               Granted               25,000         .50           474,400          .54         25,000           .50
               Exercised            (40,000)        .60          (128,300)         .26              -             -
               Canceled             (62,500)        .52           (32,300)        1.10              -             -
                                 ----------                    ----------                   ---------
         Outstanding at end
             of year                886,400       $ .57           963,900        $ .57        650,100         $ .57
                                 ==========                    ==========                   =========
         Exercisable at end
             of year                671,700       $ .58           483,250        $ .61        625,100         $ .57
                                 ==========                    ==========                   =========

         Weighted average fair
             value of options
             granted during
             the year                             $ .42                          $ .44                        $ .41

       The following table summarizes information about stock options outstanding at December 31, 2000:

                                                  WEIGHTED-
                              NUMBER               AVERAGE          WEIGHTED-            NUMBER         WEIGHTED-
                            OUTSTANDING           REMAINING          AVERAGE         EXERCISABLE AT      AVERAGE
          RANGE OF         DECEMBER 31,          CONTRACTUAL        EXERCISE          DECEMBER 31,      EXERCISE
       EXERCISE PRICES         2000             LIFE (YEARS)          PRICE               2000            PRICE

       $.31 - $ .38           195,000                 1.8            $.36               195,000            $.36
        .50 -  .65            454,400                 8.7             .53               239,700             .53
        .75 -  .93            237,000                 2.7             .81               237,000             .81
       -----------          ---------                                                 ---------
       $.31 - $ .93           886,400                 5.6             .57               671,700             .58
       ============         =========                                                 =========

       WARRANTS

       Prior to 1999, the Company granted outstanding warrants to purchase 1,395,000 shares of common stock at exercise prices ranging from $.31 to $1.00 per common share. None of the warrants have been exercised as of December 31, 2000. Warrants to purchase 1,395,000 shares of common stock at a weighted average exercise price of $.51 per share remain outstanding at December 31, 2000.

(7)    LIFE INSURANCE

       During 2000, 1999 and 1998, the Company paid term-life insurance premiums of approximately $33,000, $27,900 and $23,000, respectively, for life insurance policies on the lives of two officers of the Company. The policies are in the face amounts of $1,000,000 and $650,000. The beneficiaries of $250,000 and $150,000, respectively, of the policies are designated by the insured. The Company is the beneficiary of the balance.

(8)    401(K) PLAN

       The Company maintains a 401(k) benefit plan for its employees which generally allows participants to make contributions by salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis and discretionary contributions by the Company. The 2000, 1999 and 1998 contributions by the Company were $49,961, $44,075 and $48,553, respectively.

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

       The 2000, 1999 and 1998 provisions are comprised of the following:

                                                    2000           1999           1998
         Current:
             Federal                             $ 377,000      $ 286,000      $ 446,700
             State                                  60,000         83,000         78,800
                                                 ---------      ---------      ---------
                  Total                            437,000        369,000        525,500
                                                 ---------      ---------      ---------
         Deferred (Benefit):
             Federal                               (20,000)       (33,000)        15,300
             State                                  (3,000)       (10,000)         2,200
                                                 ---------      ---------      ---------
                  Total                            (23,000)       (43,000)        17,500
                                                 ---------      ---------      ---------
                  Provision for income taxes     $ 414,000      $ 326,000      $ 543,000
                                                 =========      =========      =========

       The effective tax rate differs for the federal statutory rate of 34% in each year principally due to state income taxes.

       The components of the Company's deferred tax assets at December 31, 2000 and 1999 are as follows:

                                                2000                1999

         Inventories                        $    66,000        $    74,000
         Warranty reserve                        11,000             12,000
         Bad debt reserve                        23,000             12,000
         Other                                   60,500             39,500
                                            -----------        -----------

                                            $   160,500        $   137,500
                                            ===========        ===========
(10)     OPERATING LEASES

       The Company began leasing additional facilities and equipment in December 2000 to support its fiscal 2000 product line acquisition. Lease payments of approximately $4,000 are due monthly through fiscal 2002.

(11)   GRANT AWARD

       In September 2000 the Company was awarded a Phase II grant by the National Institute of Neurological Disorders and Stroke of the National Institutes of Health under its Small Business Innovative Research Program. This grant, expected to be between $800,000 and $1,000,000, will be used to continue development of a new technology that can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of the grant, the Company will be reimbursed for qualifying expenditures under the agreement. Funding provided to the Company will be recorded as a reduction of the related research expenses. No funds under this grant have been earned as of December 31, 2000.

(12)   OTHER INCOME

       During 1998, the Company and a third party distributor terminated a sales contract. The Company received a $725,000 settlement from the third party and has recorded this amount in other income due to its non-operating nature.

(13)   COMMITMENTS AND CONTINGENCIES

       EMPLOYMENT AGREEMENTS

       The Company is committed under employment agreements with two officers for payments aggregating approximately $321,500 per year which expire on December 31, 2001 and August 31, 2002.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CAS MEDICAL SYSTEMS, INC.
-------------------------
(Registrant)


/s/ Louis P. Scheps                                  Date:  March 14, 2001
------------------------------------------------          ------------------
By:  Louis P. Scheps
     (President, Chief Executive Officer and
     Chief Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Myron L. Cohen                                   Date:  March 14, 2001
------------------------------------------------          ------------------
Myron L. Cohen, Director

/s/ Lawrence Burstein                                Date:  March 14, 2001
------------------------------------------------          ------------------
Lawrence Burstein, Director

/s/ Jerome Baron                                     Date:  March 14, 2001
------------------------------------------------          ------------------
Jerome Baron, Director

/s/ Saul Milles                                      Date:  March 14, 2001
------------------------------------------------          ------------------
Saul Milles, Director

/s/ Louis P. Scheps                                  Date:  March 14, 2001
------------------------------------------------          ------------------
Louis P. Scheps, Director