Form 10QSB
period 2001-03-31
CAS MEDICAL SYSTEMS INC
filed 2001-05-11
CIK 764579

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


                        For Quarter Ended March 31, 2001


                        Commission File Number 2-96271-B



                            CAS MEDICAL SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              06-1123096
         ------------                                         ----------------
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


Common Stock, $.004 par value:    9,570,077 shares as of March 31, 2001.
                                  -------------------------------------

================================================================================

                                                                       Form 10-Q
                                                                  March 31, 2001
                                                                          Page 2

                                     PART I.
                                     -------


ITEM 1.  FINANCIAL INFORMATION
-------  ---------------------

         The financial statements included herein have been prepared by CAS Medical Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000.

         In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of March 31, 2001, and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000 have been included.

                                                                       Form 10-Q
                                                                  March 31, 2001
                                                                          Page 3

                            CAS Medical Systems, Inc.

            Balance Sheets as of March 31, 2001 and December 31, 2000
            ---------------------------------------------------------


Assets                                             March 31,       December 31,
------                                               2001              2000
                                                 -----------        -----------
                                                 (unaudited)         (audited)
Current Assets:
    Cash and cash equivalents                    $   630,849        $   914,881
    Accounts receivable, net of allowance
      for doubtful accounts                        2,573,553          2,728,314
    Inventory                                      3,431,981          3,328,312
    Deferred tax assets                              160,500            160,500
    Other current assets                              61,773             87,072
                                                 -----------        -----------

Total current assets                               6,858,656          7,219,079
                                                 -----------        -----------
Property and Equipment
    Land and improvements                            535,000            535,000
    Building and improvements                      1,472,162          1,412,287
    Machinery and equipment                        1,941,478          1,838,684
                                                 -----------        -----------
                                                   3,948,640          3,785,971

    Less-Accumulated depreciation                  1,260,997          1,176,167
                                                 -----------        -----------
                                                   2,687,643          2,609,804
                                                 -----------        -----------
Other Assets                                         272,561            281,061
                                                 -----------        -----------
Total assets                                     $ 9,818,860        $10,109,944
                                                 ===========        ===========




    The accompanying notes are an integral part of these financial statements

                                                                       Form 10-Q
                                                                  March 31, 2001
                                                                          Page 4

                            CAS Medical Systems, Inc.

            Balance Sheets as of March 31, 2001 and December 31, 2000
            ---------------------------------------------------------


                                                March 31,          December 31,
Liabilities and Shareholders' Equity              2001                 2000
------------------------------------          ------------         ------------
                                               (unaudited)           (audited)

Current Liabilities:
     Current portion of long-term debt        $    353,945         $    353,945
     Accounts payable                              773,618              659,942
     Income taxes payable                          186,927              191,425
     Accrued payroll                                19,931              238,515
     Accrued professional fees                      25,781               60,805
     Accrued warranty expenses                      70,000               70,000
     Other accrued expenses                        106,451              209,173
                                              ------------         ------------
         Total current liabilities               1,536,653            1,783,805
                                              ------------         ------------
Long-term Debt                                   2,678,823            2,790,037
                                              ------------         ------------
Shareholders' Equity:
     Common stock, $.004 par value per share,
        19,000,000 shares authorized, 9,570,077
        and 9,457,577 shares issued and
        outstanding in 2001 and 2000,
        respectively.                               38,281               37,991
     Additional paid-in capital                  2,786,064            2,754,304
     Retained earnings                           2,779,039            2,743,807
                                              ------------         ------------
     Total shareholders' equity                  5,603,384            5,536,102
                                              ------------         ------------
Total liabilities and shareholders' equity    $  9,818,860         $ 10,109,944
                                              ============         ============




    The accompanying notes are an integral part of these financial statements

                                                                       Form 10-Q
                                                                  March 31, 2001
                                                                          Page 5
                            CAS Medical Systems, Inc.

                              Statements of Income
                              --------------------
               For the Three Months Ended March 31, 2001 and 2000
               --------------------------------------------------


                                                         (Unaudited)
                                                     Three Months Ended
                                                           March 31,
                                                   2001               2000
                                              ---------------------------------

REVENUES:
     Net product sales                        $  3,691,619         $  2,917,082
     Licensing fees                                      -               86,444
                                              ------------         ------------
                                                 3,691,619            3,003,526

OPERATING EXPENSES:
     Cost of product sales                       1,961,109            1,345,200
     Selling, general & administrative           1,378,446            1,062,981
     Research & development                        240,314              208,166
                                              ------------         ------------
     Operating income                              111,750              387,179

INTEREST (EXPENSE), net                            (51,518)             (15,436)
                                              ------------         ------------
     Income before income taxes                     60,232              371,743

PROVISION FOR INCOME TAXES                          25,000              150,000
                                              ------------         ------------
     Net Income                               $     35,232         $    221,743
                                              ============         ============

Weighted average number of
common shares outstanding:

     Basic                                       9,539,799            9,457,577
                                              ============         ============
     Assuming dilution                          10,922,657            9,978,820
                                              ============         ============
Earnings per common share:
     Basic                                           $0.00                $0.02
                                              ============         ============
     Assuming dilution                               $0.00                $0.02
                                              ============         ============






    The accompanying notes are an integral part of these financial statements

                                                                       Form 10-Q
                                                                  March 31, 2001
                                                                          Page 6

                            CAS Medical Systems, Inc.

                       Statements of Shareholders' Equity
                       ----------------------------------
               For the Three Months Ended March 31, 2001 and 2000
               --------------------------------------------------


                                                       Additional
                                    Common Stock        Paid-In      Retained
                                Shares       Amount     Capital      Earnings       Total
                              --------------------------------------------------------------
Balance,
     December 31, 1999
     (Audited)                 9,457,577   $   37,831   $2,730,626   $2,108,074   $4,876,531

Net income for three months
       (Unaudited)                     -            -            -      221,743      221,743
                              ----------   ----------   ----------   ----------   ----------

Balance
     March 31, 2000
     (Unaudited)               9,457,777   $   37,831   $2,730,626   $2,329,817   $5,098,274
                              ==========   ==========   ==========   ==========   ==========


                                                       Additional
                                    Common Stock        Paid-In      Retained
                                Shares       Amount     Capital      Earnings       Total
                              --------------------------------------------------------------

Balance,
     December 31,
     2000 (Audited)            9,497,577   $   37,991   $2,754,304   $2,743,807    5,536,102

Issuance of common stock          72,500          290       31,760            -       32,050

Net income for three months
       (Unaudited)                     -            -            -       35,232       35,232
                              ----------   ----------   ----------   ----------   ----------

Balance,
     March 31, 2001
     (Unaudited)               9,570,077   $   38,281   $2,786,064   $2,779,039   $5,603,384
                              ==========   ==========   ==========   ==========   ==========




    The accompanying notes are an integral part of these financial statements

                                                                       Form 10-Q
                                                                  March 31, 2001
                                                                          Page 7
                            CAS Medical Systems, Inc.

                            Statements of Cash Flows
                            ------------------------
               For the Three Months Ended March 31, 2001 and 2000
               --------------------------------------------------
                                   (Unaudited)
                                                             March 31,
                                                        2001           2000
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $     35,232   $    221,743
  Adjustments to reconcile net income
  to net cash (used in)/provided by
  operating activities:
    Depreciation and amortization                        101,680         70,629
    Accounts receivable                                  154,761         (7,542)
    Inventory                                           (103,669)      (304,975)
    Other current assets                                  25,299         23,993
    Accounts payable and accrued expenses               (247,152)       230,059
                                                    ------------   ------------
    Net cash (used in)/provided by operating
     activities                                          (33,849)       233,907
                                                    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures                   (162,669)       (40,380)
  Other assets                                            (8,350)             -
                                                    ------------   ------------

  Net cash used in investing activities                 (171,019)       (40,380)
                                                    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under long-term debt                       (111,214)        (8,656)
  Proceeds from issuance of common stock                  32,050              -
                                                    ------------   ------------

  Net cash used in financing activities                  (79,164)        (8,656)
                                                    ------------   ------------
  Net (decrease) increase in cash and cash
    equivalents                                         (284,032)       184,871

CASH AND CASH EQUIVALENTS, at beginning
  of period                                              914,881      1,255,450
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS, at end of period         $    630,849   $  1,440,321
                                                    ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest          $     62,964   $     23,808
  Cash paid during the period for income taxes      $     22,361   $    111,573



    The accompanying notes are an integral part of these financial statements

                                                                       Form 10-Q
                                                                  March 31, 2001
                                                                          Page 8
                            CAS Medical Systems, Inc.

                          Notes to Financial Statements

                                 March 31, 2001

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

EVENT-LINK(R) MONITORING SYSTEM

     During October 1999, the Company acquired the Event-Link(R) product line from a third party. The purchase includes the infant and adult apnea monitors and accessories for hospital and home use, as well as the Event-Link(R) Software for data retrieval and display. The Event-Link system offers options that combine cardio-respiratory monitoring, pulse oximetry and event recording to provide complete, objective documentation and monitoring of all age groups. The Event-Link(R) Monitoring system is a natural extension for both the neonatal specialty and diagnostic monitoring product lines, as CAS builds its hospital monitoring business and expands into the homecare marketplace.

APNEA PRODUCT LINE

     During November 2000, the Company purchased a complete product line of Apnea monitors from a third party. The product line includes Edentec Assurance(R) monitors, Edentred(R) software, Aequitron 9500/9550 AMI(R) and AMI(R) Plus monitors, and related report generating software programs. The acquisition of the product line further strengthens the Company's position in the Apnea monitoring market place. The purchase price was allocated to the assets acquired based upon their estimated fair values at the date of acquisition as follows:

                       Inventories                $1,640,000
                       Equipment                     225,000
                       Intangible assets             112,600
                       Accrued expenses              (77,600)
                                                  ----------
                                                  $1,900,000
                                                  ==========

(2)  Summary of Significant Accounting Policies:

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                                                                       Form 10-Q
                                                                  March 31, 2001
                                                                          Page 9
     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At March 31, 2001 and December 31, 2000, inventory consisted of the following:
                                  March 31,       December 31,
                                    2001              2000
                                ------------------------------
     Raw Material               $  2,055,578      $  2,566,513
     Work-In-Process                 608,708           432,537
     Finished Inventory              767,695           329,262
                                ------------      ------------
                                $  3,431,981      $  3,328,312
                                ============      ============

(3)  Earnings Per Common Share:

     The following tables summarize the Company's calculation of Basic and Diluted Earnings per Share ("EPS") for the three month period ended March 31, 2001 and 2000:

                                                Three Months Ended
                                                  March 31, 2001
                                                  --------------
                                                 Weighted Average
                                       Income         Shares        Per Share
                                     (Numerator)  (Denominator)       Amount
                                    ------------------------------------------
Basic EPS
  Income available to common
    stockholders                         $35,232      9,539,799           $.00
Effect of Dilutive Securities:
  Options                                      -        494,582              -
  Warrants                                     -        888,276              -
                                    ------------   ------------   ------------
Diluted EPS                              $35,232     10,922,657           $.00
                                    ============   ============   ============


                                                Three Months Ended
                                                  March 31, 2000
                                                  --------------
                                                 Weighted Average
                                        Income        Shares        Per Share
                                     (Numerator)  (Denominator)       Amount
                                    ------------------------------------------
Basic EPS
  Income available to common
    stockholders                        $221,743      9,457,577           $.02
Effect of Dilutive Securities:
  Options                                      -        132,157              -
  Warrants                                     -        389,086              -
                                    ------------   ------------   ------------
Diluted EPS                             $221,743      9,978,820           $.02
                                    ============   ============   ============

                                                                       Form 10-Q
                                                                  March 31, 2001
                                                                         Page 10

(4)  Debt

     The Company has a $2,000,000 line of credit with a Connecticut bank. The line is repayable upon demand and matures in September 2001. Borrowings under the line of credit bear interest at the rate of the bank's base rate which may change from time to time. (Base rate as of March 31, 2001 is 7.5 percent.) At March 31, 2001, there were no borrowings outstanding under this line. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 10% of the line of credit.

(5)  Grant Award

     On September 22, 2000 the Company was awarded a Phase II Grant by the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NIH) under its Small Business Innovative Research Program. This grant, expected to be between $800,000 and $1,000,000, will be used to continue development of a new technology that can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of the grant, the Company will be reimbursed for qualifying expenditures under the agreement. Funding provided to the Company will be recorded as a reduction of the related research expenses. No funds under this grant have been received as of March 31, 2001.


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS

     Net income for the first quarter of the current year was approximately $35,000 ($0.00 per common share on a diluted basis), compared to approximately $222,000 ($0.02 per common share on a diluted basis), reported for the first quarter of 2000. Earnings for the current year were unfavorably impacted by the costs of additional personnel for the selling and marketing departments, both domestic and international.

     The Company's revenues for the three month period ended March 31, 2001 were approximately $3,692,000, exceeding the comparable period in 2000 by approximately $688,000 or 22.9 percent. The increase was primarily attributable to growth of non-invasive blood pressure monitors and sales resulting from the acquisition of Event-Link(R) Monitoring system product line and Apnea AMI Plus during November 2000.

     Total cost of product sales as a percentage of net product sales was 53.1 percent for the three month period ended March 31, 2001, compared to 46.1 percent for the same period of 2000. The unfavorable impact is due primarily to changes in product and market mix in 2001, compared to the prior year. The Company continues to target improvements in product cost to maintain the Company's competitive position.

     Selling, general and administrative expenses were approximately $1,378,000 as of March 31, 2001, compared to approximately $1,063,000 for the same period of 2000, an increase of approximately $315,000 or 29.6 percent. The overall increase in 2001 is the result of additional personnel for the selling and marketing departments, both domestic and international.

     Research and development expenses increased by 15.4 percent to approximately $240,000 for the first quarter of 2001, as compared to approximately $208,000 for the comparable period in the prior year. The increase is due to new product development, including a non-invasive method of detecting brain oxygenation in newborns and support for the existing product line.

                                                                       Form 10-Q
                                                                  March 31, 2001
                                                                         Page 11

     The provision for income taxes of $25,000 and $150,000 for the three month period ended March 31, 2001 and 2000, respectively, represents federal and state income taxes.

     These factors resulted in net income of approximately $35,000 for the period ending March 31, 2001, as compared to net income of approximately $222,000 for the comparable period in the prior year.

BACKLOG

     The Company's practice is to ship its products upon receipt of a customer's order or pursuant to customer-requested ship dates. On March 31, 2001, the Company had a backlog of orders from customers for products with requested ship dates in 2001 totaling approximately $986,600, deliverable throughout 2001. During the second quarter of 2001, the Company anticipates fulfilling approximately $585,000 of this backlog.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company's cash and cash equivalents totaled $631,000 compared to $915,000 at December 31, 2000 (a decrease of 31.4%) and the Company's working capital totaled $5,322,000 on March 31, 2001, compared to $5,435,000 on December 31, 2000. The Company's decreased cash position is due to internally financing additional manufacturing equipment and additional staff to support the Apnea Monitor product line acquisition. During the quarter ended March 31, 2001, the Company invested in short-term notes, earning interest of approximately $11,500.

     At March 31, 2001, the Company had a line of credit with a Connecticut bank totaling $2,000,000. Borrowings under the line bear interest at the bank's base rate, which may change from time to time (7.5% at March 31, 2001). At March 31, 2001, there were no borrowings outstanding under this line.

     The Company believes that the cash generated from operations and its bank line of credit will be sufficient to meet the Company's short term liquidity needs.



PART II
-------

ITEM 3  EXHIBITS AND REPORTS
------  --------------------

        (A)  Exhibits

             11. See Notes to Financial Statements Note 2, regarding computation of earnings per Share.

        (B)  Reports on Form 8-K
             None

                                                                       Form 10-Q
                                                                  March 31, 2001
                                                                         Page 12





SIGNATURES
----------


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     CAS MEDICAL SYSTEMS, INC.
-----------------------------------
          (Registrant)



/s/  Louis P. Scheps                          Date: May 9, 2001
-----------------------------------
Louis P. Scheps
(President and Chief Executive Officer
 and Chief Financial Officer)