Form 10QSB
period 2001-06-30
CAS MEDICAL SYSTEMS INC
filed 2001-08-08
CIK 764579

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


                         For Quarter Ended June 30, 2001


                        Commission File Number 2-96271-B
                                               ---------

                            CAS MEDICAL SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)


          Delaware                                          06-1123096
      ----------------                                     ------------
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

Common Stock, $.004 par value:    9,645,077 shares as of June 30, 2001.
                                  ------------------------------------
================================================================================

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                          Page 2
                                     PART I.
                                     -------

ITEM 1.  FINANCIAL INFORMATION
------------------------------

     The condensed financial statements included herein have been prepared by CAS Medical Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2000.


     In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of June 30, 2001, and the results of its operations and its cash flows for the three months and six months ended June 30, 2001 and 2000 have been included.

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                          Page 3
                            CAS Medical Systems, Inc.

                                 Balance Sheets
                                 --------------

                    As of June 30, 2001 and December 31, 2000
                    -----------------------------------------


ASSETS                                             June 30,       December 31,
------                                               2001             2000
                                                     ----             ----
                                                  (unaudited)       (audited)
Current Assets:
    Cash and cash equivalents                   $     305,043    $     914,881
    Accounts receivable, net of allowance
      for doubtful accounts of $59,300 and
      $61,800, respectively                         2,358,228        2,728,314
    Inventory                                       4,019,373        3,328,312
    Deferred tax assets                               160,500          160,500
    Other current assets                               42,869           87,072
                                                -------------    -------------
        Total current assets                        6,886,013        7,219,079
                                                -------------    -------------
Property and Equipment
    Land and improvements                             535,000          535,000
    Building and improvements                       1,472,162        1,412,287
    Machinery and equipment                         1,962,595        1,838,684
                                                -------------    -------------
                                                    3,969,757        3,785,971

    Less-Accumulated depreciation                   1,351,302        1,176,167
                                                -------------    -------------
                                                    2,618,455        2,609,804
                                                -------------    -------------
Other Assets                                          255,711          281,061
                                                -------------    -------------
     Total assets                               $   9,760,179    $  10,109,944
                                                =============    =============

                        See Notes to Financial Statements

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                          Page 4
                            CAS Medical Systems, Inc.

                                 Balance Sheets
                                 --------------

                    As of June 30, 2001 and December 31, 2000
                    -----------------------------------------



LIABILITIES AND SHAREHOLDERS' EQUITY               June 30,       December 31,
------------------------------------                 2001             2000
                                                     ----             ----
                                                  (unaudited)       (audited)

Current Liabilities:
      Current portion of long-term debt         $     353,945    $     353,945
      Accounts payable                                764,220          659,942
      Income taxes payable                            176,894          191,425
      Accrued payroll                                  17,239          238,515
      Accrued professional fees                        26,075           60,805
      Accrued warranty                                 60,000           70,000
      Other accrued expenses                           91,587          209,173
                                                -------------    -------------
           Total current liabilities                1,489,960        1,783,805
                                                -------------    -------------
Long-term Debt                                      2,593,853        2,790,037
                                                -------------    -------------
Shareholders' Equity:
      Common stock, $.004 par value per
      share, 19,000,000 shares authorized,
      9,645,077 and 9,497,577 shares issued
      and outstanding in 2001 and 2000.                38,581           37,991

      Additional paid-in capital                    2,834,913        2,754,304
      Retained earnings                             2,802,872        2,743,807
                                                -------------    -------------
            Total shareholders' equity              5,676,366        5,536,102
                                                -------------    -------------
Total liabilities and shareholders' equity      $   9,760,179    $  10,109,944
                                                =============    =============

                        See Notes to Financial Statements

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                          Page 5
                            CAS Medical Systems, Inc.

                              Statements of Income
                              --------------------

                    For the Six Months and Three Months Ended
                    -----------------------------------------

                             June 30, 2001 and 2000
                             ----------------------

                                                         (Unaudited)                       (Unaudited)
                                                       Six Months Ended                Three Months Ended
                                                           June 30,                          June 30,
                                                     2001             2000             2001             2000
                                                ----------------------------------------------------------------
REVENUES:
      Net product sales                         $   7,299,742    $   5,962,678    $   3,608,123    $   3,045,596
      Licensing fees                                        -          142,888                -           56,444
                                                -------------    -------------    -------------    -------------
                                                    7,299,742        6,105,566        3,608,123        3,102,040

OPERATING EXPENSES:
      Cost of product sales                         3,802,176        2,799,315        1,841,067        1,454,115
      Selling, general & administrative             2,814,145        2,141,389        1,435,699        1,078,408
      Research & development                          479,510          377,568          239,196          169,402
                                                -------------    -------------    -------------    -------------
      Operating income                                203,911          787,294           92,161          400,115

INTEREST (EXPENSE) INCOME, net                       (105,846)         (20,300)         (54,328)          (4,864)
                                                -------------    -------------    -------------    -------------
      Income before income taxes                       98,065          766,994           37,833          395,251

PROVISION FOR INCOME TAXES                             39,000          305,000           14,000          155,000
                                                -------------    -------------    -------------    -------------
      Net income                                $      59,065    $     461,994    $      23,833    $     240,251
                                                =============    =============    =============    =============
Weighted average number of common shares
  outstanding:
      Basic                                         9,562,149        9,457,577        9,584,253        9,457,577
                                                =============    =============    =============    =============
      Assuming dilution                            10,783,718       10,196,998       10,558,613       10,456,050
                                                =============    =============    =============    =============
Earnings per common share:
      Basic                                             $0.01            $0.05            $0.00            $0.03
                                                =============    =============    =============    =============
      Assuming dilution                                 $0.01            $0.05            $0.00            $0.02
                                                =============    =============    =============    =============

                        See Notes To Financial Statements

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                          Page 6
                            CAS Medical Systems, Inc.

                       Statements of Shareholders' Equity
                       ----------------------------------

                 For the Six Months Ended June 30, 2001 and 2000
                 -----------------------------------------------

                                                                                    Additional
                                                         Common Stock                Paid-In          Retained
                                                  Shares             Amount          Capital          Earnings          Total
                                                  ------             ------          -------          --------          -----
Balance, December 31, 1999
      (Audited)                                     9,457,577    $      37,831    $   2,730,626    $   2,108,074    $   4,876,531

Net income for six months                                   -                -                -          461,994          461,994
                                                -------------    -------------    -------------    -------------    -------------
Balance, June 30, 2000
      (Unaudited)                                   9,457,577    $      37,831    $   2,730,626    $   2,570,068    $   5,338,525
                                                =============    =============    =============    =============    =============


                                                                                    Additional
                                                         Common Stock                Paid-In          Retained
                                                   Shares            Amount          Capital          Earnings          Total
                                                   ------            ------          -------          --------          -----

Balance, December 31, 2000
      (Audited)                                     9,497,577    $      37,991    $   2,754,304    $   2,743,807    $   5,536,102

Issuance of common stock                              147,500              590           72,409                -           72,999

Net income for six months                                   -                -                -           59,065           59,065
                                                -------------    -------------    -------------    -------------    -------------
Balance, June 30, 2001
      (Unaudited)                                   9,645,077    $      38,581    $   2,826,713    $   2,802,872    $   5,668,166
                                                =============    =============    =============    =============    =============

                        See Notes to Financial Statements

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                          Page 7
                            CAS Medical Systems, Inc.

                            Statements of Cash Flows

                 For the Six Months Ended June 30, 2001 and 2000

                                   (Unaudited)


                                                     2001             2000
                                                     ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $      59,065    $     461,994
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                     200,485          143,190
    Accounts receivable                               370,086         (338,890)
    Inventory                                        (691,061)        (507,466)
    Other current assets                               44,203           13,727
    Accounts payable and accrued expenses            (293,845)         (21,774)


    Net cash used in operating activities            (311,067)        (249,219)
                                                -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures                (183,786)         (72,433)
                                                -------------    -------------

  Net cash used in investing activities              (183,786)         (72,433)
                                                -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                           -          300,000
  Repayments under long-term debt                    (196,184)         (17,470)
  Proceeds from issuance of common stock               81,199                -
                                                -------------    -------------

  Net cash (used in) provided by financing
     activities                                      (114,985)         282,530
                                                -------------    -------------

  Net decrease in cash and cash equivalents          (609,838)         (39,122)

CASH AND CASH EQUIVALENTS, at beginning
  of period                                           914,881        1,255,450
                                                -------------    -------------

CASH AND CASH EQUIVALENTS, at end of period     $     305,043    $   1,216,328
                                                =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for interest      $     124,498    $      49,030
  Cash paid during the period for income taxes  $      48,769    $     331,794

                        See Notes to Financial Statements

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                          Page 8
                            CAS Medical Systems, Inc.

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

Event-Line(R) Monitoring System
-------------------------------

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

Apnea Product Line
------------------

     During November 2000, the Company purchased a complete product line of Apnea monitors from a third party. The product line includes Edentec Assurance(R) monitors, Edentred(R) monitors, Edentred(R) software, Aequitron 9500/9550 AMI(R) and AMI(R) Plus monitors, and related report generating software programs. The acquisition of the product line further strengthens the Company's position in the Apnea monitoring market place. The purchase price was allocated to the assets acquired based upon their estimated fair values at the date of acquisition as follows:

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

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                          Page 9
     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At June 30, 2001 and December 31, 2000, inventory consisted of the following:

                                June 30,      December 31,
                                  2001            2000
                              ----------------------------

     Raw Material             $  2,468,915    $  2,566,513
     Work-In-Process               555,813         432,537
     Finished Inventory            994,645         329,262
                              ------------    ------------
                              $  4,019,373    $  3,328,312
                              ============    ============

 (3)       Earnings Per Common Share:

           The following tables summarize the Company's calculation of Basic and Diluted Earnings per Share ("EPS") for the three and six month periods ended June 30, 2001 and 2000:

                                           Three Months Ended
                                             June 30, 2001
                              --------------------------------------------
                                            Weighted Average
                                 Income          Shares         Per Share
                               (Numerator)    (Denominator)      Amount
                              --------------------------------------------

Basic EPS                     $     23,833       9,584,253            $.00

Effect of Dilutive Securities:
  Options                                -         320,846               -
  Warrants                               -         653,514               -
                              ------------    ------------    ------------

Diluted EPS                   $     23,833      10,558,613            $.00


                                            Six Months Ended
                                              June 30, 2001
                              --------------------------------------------
                                            Weighted Average
                                 Income          Shares         Per Share
                               (Numerator)    (Denominator)      Amount
                              --------------------------------------------

Basic EPS                     $     59,065       9,562,149            $.01

Effect of Dilutive Securities:
  Options                                -         418,528               -
  Warrants                               -         803,041               -
                              ------------    ------------    ------------

Diluted EPS                   $     59,065      10,783,718            $.01

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                         Page 10
                                           Three Months Ended
                                              June 30, 2000
                              --------------------------------------------
                                            Weighted Average
                                 Income          Shares         Per Share
                               (Numerator)    (Denominator)      Amount
                              --------------------------------------------

Basic EPS                     $    240,251       9,457,577            $.03

Effective of Dilutive Securities:
  Options                                -         368,972
  Warrants                               -         629,501
                              ------------    ------------

Diluted EPS                   $    240,251      10,456,050            $.02
                              ------------    ------------    ------------

                                            Six Months Ended
                                              June 30, 2000
                              --------------------------------------------
                                            Weighted Average
                                 Income          Shares         Per Share
                               (Numerator)    (Denominator)      Amount
                              --------------------------------------------


Basic EPS                     $    461,994       9,457,577            $.05

Effective of Dilutive Securities:
  Options                                -         240,528
  Warrants                               -         498,893
                              ------------    ------------

Diluted EPS                   $    461,994      10,196,998            $.05

(4)  Debt

The Company has a $2,000,000 line of credit with a Connecticut bank. The line is repayable upon demand and matures in September 2001. Borrowings under the line of credit bear interest at the bank's base rate, which may change from time to time. (Base rate as of June 30, 2001 is 7.5 percent.) At June 30, 2001, there were no borrowings outstanding under this line. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 10% of the line of credit.

(5) Grant Award:

     On September 22, 2000, the Company was awarded a Phase II Grant by the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NIH) under its Small Business Innovative Research Program. This grant, expected to be between $800,000 and $1,000,000, will be used to continue development of a new technology that can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of the grant, the Company will be reimbursed for qualifying expenditures under the agreement. Funding provided to the Company will be recorded as a reduction of the related research expenses. No funds under this grant have been received as of June 30, 2001.

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                         Page 11

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

    RESULTS OF OPERATIONS
    ---------------------

    Net income for the six month period ended June 30, 2001 was approximately $59,000 ($0.01 per common share on a diluted basis), compared to approximately $462,000 ($0.05 per common share on a diluted basis), reported for the same period of 2000. While overall sales increased on a comparative basis for the three and six month period ended June 30 over the prior year, approximately $506,000 and $1,194,000 of these sales, respectively, were attributable to our new product line acquired in November 2000. The mix of products sold over the past six months, as compared to the same period last year, has been more heavily weighted toward products with traditionally lower gross margins. We expect this trend to continue over the next six months. In addition, production and support costs associated with the new product line are running higher than we might otherwise anticipate due to the investments necessary to build and strengthen our manufacturing capacity and know-how to support this new line. We have also expanded and invested in building our sales force and administrative functions necessary to support anticipated sales growth from our product line.

    Net sales for the second quarter ended June 30, 2001 increased by approximately $563,000 or 18.5 percent to $3,608,000, compared to net sales of approximately $3,046,000 for the second quarter of 2000. Net sales for the six month period ended June 30, 2001 were approximately $7,300,000, exceeding the comparable period of 2000 by $1,337,000, or 22.4 percent. Sales of the Apnea product line acquired in November 2000 were primarily responsible for the increase in overall sales, while sales to Original Equipment Manufacturers "OEM") sales decreased by 39.0 percent.

     Cost of product sales as a percentage of net product sales was 52.0 percent for the current period ended June 30, 2001 compared to 47.0 percent for the same period in 2000. The unfavorable impact was due primarily to product mix, reduced sales of OEM product and component cost increases. The Company is pursuing purchasing or design alternatives and other product cost reductions to improve its gross profit.

     Selling, general and administrative (SG&A) expenses for the six months ended June 30, 2001 and 2000 were $2,814,000 and $2,141,000, respectively, and $1,436,000 and $1,078,000, respectively, for the second quarter ended June 30, 2001 and 2000. The increases in SG&A expenses of $673,000 and $358,000 from the comparable prior year periods resulted primarily from increases in personnel, sales and marketing functions, increases in selling expenses, including commission and certain professional fees.

     Research and product development (R&D) expenses increased by 27.0 percent to approximately $480,000 for the period ended June 30, 2001 as compared to approximately $378,000 for the comparable period in the prior year. The increase is due to new product development, including Neonatal Optical Non-Invasive Brain Oxygenation Monitor (NIRS), a non-invasive method to detect brain oxygenation in newborns, and support for the existing product lines.

     Interest expenses for the six months ended June 30, 2001 and 2000 were approximately $106,000 and $20,000, respectively. The increase in interest expenses of $86,000 from the comparable prior year period resulted primarily from the debt associated with the acquisition of Apnea Product Line during November 2000.

     The provision for income taxes of $39,000 and $305,000 for the six month period ended June 30, 2001 and 2000, respectively, represents state and federal income taxes.

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                         Page 12
BACKLOG
-------

     The Company's practice is to ship its products upon receipt of a customer's order or pursuant to customer requested ship dates. On June 30, 2001, the Company had a backlog of orders from customers for products with requested ship dates in 2001 totaling approximately $694,200, deliverable throughout 2001. During the third quarter of 2001, the Company anticipates fulfilling approximately $478,000 of this backlog.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

    At June 30, 2001, the Company's cash and cash equivalents totaled $305,000 compared to $915,000 at December 31, 2000 (a decrease of 66.7 percent). The Company's working capital totaled $5,388,000 on June 30, 2001, compared to $5,435,000 on December 31, 2000. The Company's decreased cash position is due to internally financing additional manufacturing equipment and additional staff to support the Apnea Monitor product line acquisition. During the quarter ended June 30, 2001, the Company invested in short-term notes, earning interest of approximately $18,700.

           At June 30, 2001, the Company had a line of credit with a Connecticut bank totaling $2,000,000. Borrowings under the line bear interest at the bank's base rate, which may change from time to time (7.5% at June 30, 2001). At June 30, 2001, there were no borrowings outstanding under this line.

           The Company believes that the cash generated from operations and its bank line of credit will be sufficient to meet the Company's short term liquidity needs.


PART II

ITEM 3  EXHIBITS AND REPORTS
----------------------------

     (A)  Exhibits

          11. See Notes to Financial Statements Note 3, regarding computation of earnings per Share.

     (B)  Reports on Form 8-K
            None

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                         Page 13
SIGNATURES
----------

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       CAS MEDICAL SYSTEMS, INC.
---------------------------------------
             (Registrant)



/s/  Louis P. Scheps       Date:  August 7, 2001
-----------------------
Louis P. Scheps
(President and Chief Executive Officer
 and Chief Financial Officer)