Form 10QSB
period 2001-09-30
CAS MEDICAL SYSTEMS INC
filed 2001-11-13
CIK 764579

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


                      For Quarter Ended September 30, 2001


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.004 par value:    9,645,077 shares as of September 30, 2001.
                                  -----------------------------------------

================================================================================

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                         Page 2

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


     In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of September 30, 2001, and the results of its operations and its cash flows for the three months and nine months ended September 30, 2001 and 2000 have been included.

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                         Page 3

                            CAS Medical Systems, Inc.

          Balance Sheets as of September 30, 2001 and December 31, 2000
          -------------------------------------------------------------

Assets
------                                                 September 30,      December 31,
                                                            2001             2000
                                                        -----------       -----------
                                                        (unaudited)        (audited)
Current Assets:
     Cash and cash equivalents                          $   243,694       $   914,881
     Accounts receivable, net of allowance
       for doubtful accounts                              2,472,059         2,728,314
     Inventory                                            3,770,182         3,328,312
     Deferred tax assets                                    160,500           160,500
     Other current assets                                   211,214            87,072
                                                        -----------       -----------
         Total current assets                             6,857,649         7,219,079
                                                        -----------       -----------
Property and Equipment
     Land and improvements                                  535,000           535,000
     Building and improvements                            1,472,162         1,412,287
     Machinery and equipment                              2,081,868         1,838,684
                                                        -----------       -----------
                                                          4,089,030         3,785,971

     Less-Accumulated depreciation                        1,445,881         1,176,167
                                                        -----------       -----------
                                                          2,643,149         2,609,804
                                                        -----------       -----------
Intangible Assets                                           235,960           281,061
                                                        -----------       -----------
     Total assets                                       $ 9,736,758       $10,109,944
                                                        ===========       ===========

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                         Page 4

                            CAS Medical Systems, Inc.

          Balance Sheets as of September 30, 2001 and December 31, 2000
          -------------------------------------------------------------

                                                       September 30,      December 31,
Liabilities and Shareholders' Equity                       2001              2000
------------------------------------                    -----------       -----------
                                                        (unaudited)        (audited)
Current Liabilities:
      Current portion of long-term debt                 $   353,945       $   353,945
      Accounts payable                                      576,444           659,942
      Income taxes payable                                  207,900           191,425
      Accrued payroll                                        38,650           238,515
      Accrued professional fees                              54,375            60,805
      Accrued warranty                                       60,000            70,000
      Other accrued expenses                                112,337           209,173
                                                        -----------       -----------
            Total current liabilities                     1,403,651         1,783,805
                                                        -----------       -----------
Long-term Debt                                            2,528,225         2,790,037
                                                        -----------       -----------
Shareholders' Equity:
      Common stock, $.004 par value per share,
      19,000,000 shares authorized, 9,645,077 and
      9,457,577 shares issued and outstanding in
      2001 and 2000, respectively                            38,581            37,991

      Additional paid-in capital                          2,834,913         2,754,304
      Retained earnings                                   2,931,388         2,743,807
                                                        -----------       -----------
            Total shareholders' equity                    5,804,882         5,536,102
                                                        -----------       -----------
Total liabilities and shareholders' equity              $ 9,736,758       $10,109,944
                                                        ===========       ===========

                        See Notes to Financial Statements

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                         Page 5


                            CAS Medical Systems, Inc.

                              Statements of Income
                              --------------------
                   For the Nine Months and Three Months Ended
                   ------------------------------------------
                           September 30, 2001 and 2000
                           ---------------------------

                                                        (Unaudited)                             (Unaudited)
                                                      Nine Months Ended                     Three Months Ended
                                                        September 30,                          September 30,
                                              --------------------------------        --------------------------------
                                                  2001                2000                2001                2000
                                              ------------        ------------        ------------        ------------
REVENUES:
      Net product sales                       $ 11,000,980        $  8,645,916        $  3,701,238        $  2,683,238
      Licensing fees                                  --               199,332                --                56,444
                                              ------------        ------------        ------------        ------------
                                                11,000,980           8,845,248           3,701,238           2,739,682

OPERATING EXPENSES:
      Cost of product sales                      5,810,571           4,067,305           2,008,395           1,267,990
      Selling, general & administrative          4,249,195           3,215,821           1,435,050           1,074,432
      Research & development                       527,232             534,270              47,722             156,702
                                              ------------        ------------        ------------        ------------
      Operating income                             413,982           1,027,852             210,071             240,558
                                              ------------        ------------        ------------        ------------
INTEREST (EXPENSE) INCOME, net                    (152,401)            (26,156)            (46,555)             (5,856)
                                              ------------        ------------        ------------        ------------
      Income before income taxes                   261,581           1,001,696             163,516             234,702

PROVISION FOR INCOME TAXES                          74,000             390,000              35,000              85,000
                                              ------------        ------------        ------------        ------------
      Net income                              $    187,581        $    611,696        $    128,516        $    149,702
                                              ============        ============        ============        ============
Weighted average number of
common shares outstanding:
      Basic                                      9,590,095           9,475,077           9,645,077           9,475,077
                                              ============        ============        ============        ============
      Assuming dilution                         10,666,282          10,391,799          10,347,228          10,691,634
                                              ============        ============        ============        ============
Earnings per common share:
      Basic                                   $       0.02        $       0.06        $       0.01        $       0.02
                                              ============        ============        ============        ============
      Assuming dilution                       $       0.02        $       0.06        $       0.01        $       0.01
                                              ============        ============        ============        ============

                        See Notes To Financial Statements

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                         Page 6

                            CAS Medical Systems, Inc.

                       Statements of Shareholders' Equity
                       ----------------------------------
              For the Nine Months Ended September 30, 2001 and 2000
              -----------------------------------------------------

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
                                  ==========       ==========       ==========       ==========       ==========

                                                                    Additional
                                         Common Stock                Paid-In          Retained
                                    Shares           Amount          Capital          Earnings          Total
                                  ----------       ----------       ----------       ----------       ----------
Balance, December 31, 2000
      (Audited)                    9,497,577       $   37,991       $2,754,304       $2,743,807       $5,536,102

Issuance of common stock             147,500              590           80,609             --             81,199

Net income for nine months              --               --               --            187,581          187,581
                                  ----------       ----------       ----------       ----------       ----------
Balance, September 30, 2001
 (Unaudited)                       9,645,077       $   38,581       $2,834,913       $2,931,388       $5,804,882
                                  ==========       ==========       ==========       ==========       ==========

                        See Notes to Financial Statements

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                         Page 7

                            CAS Medical Systems, Inc.

                            Statements of Cash Flows
                            ------------------------
              For the Nine Months Ended September 30, 2001 and 2000
              -----------------------------------------------------
                                   (Unaudited)

                                                                      September 30,
                                                              ------------------------------
                                                                 2001               2000
                                                              -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $   187,581        $   611,696
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                 314,815            214,529
    Accounts receivable                                           256,255           (214,637)
    Inventory                                                    (441,870)          (327,498)
    Other current assets                                         (124,142)           (30,062)
    Accounts payable and accrued expenses                        (380,154)          (242,953)
                                                              -----------        -----------
    Net cash (used in) provided by operating activities          (187,515)            11,075
                                                              -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures                            (303,059)           (90,976)
                                                              -----------        -----------
  Net cash used in investing activities                          (303,059)           (90,976)
                                                              -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under long-term debt                                (261,812)           (26,445)
  Proceeds from issuance of common stock                           81,199              5,913
                                                              -----------        -----------
  Net cash used in financing activities                          (180,613)           (20,532)
                                                              -----------        -----------
  Net decrease in cash and
    cash equivalents                                             (671,187)          (100,433)

CASH AND CASH EQUIVALENTS, at beginning
  of period                                                       914,881          1,255,450
                                                              -----------        -----------
CASH AND CASH EQUIVALENTS, at end of period                   $   243,694        $ 1,155,017
                                                              ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                    $   176,096        $    73,435
  Cash paid during the period for income taxes,
     net of refunds                                           $    51,996        $   515,941

                        See Notes to Financial Statements

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                         Page 8
                            CAS Medical Systems, Inc.

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

Apnea Product Line
------------------

     During November 2000, the Company purchased a complete product line of Apnea monitors from a third party. The product line includes Edentec Assurance(R) monitors, Edentred(R) monitors, Edentred(R) software, Aequitron 9500/9550 AMI(R) and AMI(R) Plus monitors, and related report generating software programs. The acquisition of the product line further strengthens the Company's position in the Apnea monitoring market place. The Company is currently working with the third party to evaluate certain design specifications of the product line. As provided for in the purchase and sale agreement, the Company has been indemnified by the third party for the cost of the evaluation and modification or upgrade if indicated. The purchase price, as adjusted during the quarter ended September 30, 2001, was allocated to the assets acquired based upon their estimated fair values at the date of acquisition as follows:

               Inventories                           $1,340,000
               Equipment                                225,000
               Intangible assets                        112,600
               Accrued expenses                         (77,600)
                                                     ----------
                                                     $1,600,000
                                                     ==========
(2)  Summary of Significant Accounting Policies:

     Cash and Cash Equivalents

     The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                         Page 9
     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At September 30, 2001 and December 31, 2000, inventory consisted of the following:
                                     September 30,           December 31,
                                         2001                   2000
                                      ----------------------------------

     Raw Material                     $2,088,692              $2,566,513
     Work-In-Process                     875,544                 432,537
     Finished Inventory                  805,946                 329,262
                                      ----------              ----------
                                      $3,770,182              $3,328,312
                                      ==========              ==========

Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which together significantly change the accounting and disclosures required for these activities and related assets. The primary changes resulting from these standards consist of the cessation of the "pooling of interests" method of accounting and how goodwill and intangible assets will be segregated, amortized (or not amortized), reviewed for impairment (if any), and disclosed within the footnotes to financial statements. The Company's adoption of SFAS No. 141 will have no impact on the historical financial statements. The Company will adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 is not anticipated to have a significant impact on the Company's accounting for intangible assets (with an aggregate carrying value of approximately $236,000 as of September 30, 2001).

 (3)        Net Income Per Common Share:

     The following tables summarize the Company's calculation of Basic and Diluted Earnings per Share ("EPS") for the three and nine month periods ended September 30, 2001 and 2000:
                                                  Three Months Ended
                                                  September 30, 2001
                                                  ------------------
                                                   Weighted Average
                                      Income             Shares      Per Share
                                    (Numerator)       (Denominator)    Amount
                                    ------------------------------------------
Basic EPS                             $128,516          9,645,077        $.01

Effect of Dilutive Securities:
  Options                                 --              187,405
  Warrants                                --              514,746
                                      --------         ----------        ----
Diluted EPS                           $128,516         10,347,228        $.01
                                      --------         ----------        ----

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                         Page 10

                                                  Nine Months Ended
                                                  September 30, 2001
                                                  ------------------
                                                   Weighted Average
                                      Income             Shares      Per Share
                                    (Numerator)       (Denominator)    Amount
                                    ------------------------------------------
Basic EPS                             $187,581          9,590,095        $.02

Effect of Dilutive Securities:
  Options                                 --              359,862
  Warrants                                --              716,325
                                      --------         ----------        ----
Diluted EPS                           $187,581         10,666,282        $.02
                                      --------         ----------        ----

                                                  Three Months Ended
                                                  September 30, 2000
                                                  ------------------
                                                   Weighted Average
                                      Income             Shares      Per Share
                                    (Numerator)       (Denominator)    Amount
                                    ------------------------------------------
Basic EPS                             $149,702          9,475,077        $.02

Effective of Dilutive Securities:
  Options                                 --              461,375
  Warrants                                --              755,182
                                      --------         ----------        ----
Diluted EPS                           $149,702         10,691,634        $.01
                                      --------         ----------        ----

                                                   Nine Months Ended
                                                  September 30, 2000
                                                  ------------------
                                                   Weighted Average
                                      Income             Shares      Per Share
                                    (Numerator)       (Denominator)    Amount
                                    ------------------------------------------
Basic EPS                             $611,696          9,475,077        $.06

Effective of Dilutive Securities:
  Options                                 --              320,542
  Warrants                                --              596,180
                                      --------         ----------        ----
Diluted EPS                           $611,696         10,391,799        $.06
                                      --------         ----------        ----

(4)  Debt

During August 2001, the Company increased its line of credit with a Connecticut bank to $3,000,000. The

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                         Page 11

line is repayable upon demand and matures in September 2002. Borrowings under the line of credit bear interest at the bank's base rate which may change from time to time. (Base rate as of September 30, 2001 is 6.50 %.). At September 30, 2001, there were no borrowings outstanding under this line. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 10% of the line of credit.

(5)  Grant Award

On September 22, 2000 the Company was awarded a Phase II Grant by the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NIH) under its Small Business Innovative Research Program. This grant, expected to be between $800,000 and $1,000,000, will be used to continue development of a new technology that can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of the grant, the Company will be reimbursed for qualifying expenditures under the agreement. Funding provided to the Company will be recorded as a reduction of the related research expenses. As of September 30, 2001, approximately $138,000 was reimbursable under the grant.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

    Results of Operations
    ---------------------

    Net income for the nine month period ended September 30, 2001 was approximately $188,000 ($0.02 per common share on a diluted basis), compared to approximately $612,000 ($0.06 per common share on a diluted basis), reported for the same period of 2000. While overall sales increased on a comparative basis for the three and nine month period ended September 30 over the prior year, approximately $855,000 and $2,980,000 of these sales, respectively, were attributable to our new product line acquired in November 2000. The mix of products sold over the past nine months, as compared to the same period last year, has been more heavily weighted toward products with traditionally lower gross margins. We expect this trend to continue over the next three months. In addition, production and support costs associated with the new product line are running higher than we might otherwise anticipate due to the investments necessary to build and strengthen our manufacturing capacity and know-how to support this new line. We have also expanded and invested in building our sales force and administrative functions necessary to support anticipated sales growth from our product line.

    Net sales for the third quarter ended September 30, 2001 increased by approximately $1,018,000 or 37.9 percent to $3,701,000, compared to net sales of approximately $2,683,000 for the third quarter of 2000. Net sales for the nine month period ended September 30, 2001 were approximately $11,001,000, exceeding the comparable period of 2000 by $2,355,000 or 27.2 %. Sales of the Apnea product line acquired in November 2000 were primarily responsible for the increase in overall sales, while sales to Original Equipment Manufacturers ("OEM") sales decreased by 25.0 %.

     Cost of product sales as a percentage of net product sales was 52.8 percent for the current period ended September 30, 2001 compared to 47.0 % for the same period in 2000. The unfavorable impact was due primarily to product mix, reduced sales of OEM product and component cost increases. The Company is pursuing purchasing or design alternatives and other product cost reductions to improve its gross profit.

     Selling, general and administrative (SG&A) expenses for the nine months ended September 30, 2001 and 2000 were $4,249,000 and $3,216,000, respectively, and $1,435,000 and $1,074,000 respectively, for the third quarter ended September 30, 2001 and 2000. The increases in SG&A expenses of $1,033,000 and $361,000 from the comparable prior year periods resulted primarily

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                         Page 12

from increases in personnel, sales and marketing functions, increases in selling expenses, including commission and certain professional fees.

     Research and product development (R&D) expenses were approximately $527,000 for the period ended September 30, 2001 as compared to approximately $534,000 for the comparable period in the prior year. R&D expenses were lower as of September 30, 2001 by approximately $147,000 and $138,000 due to cost reimbursements from Mallinckrodt for transitional engineering support of AMI Plus monitors and the grant received from the National Institutes of Health
(NIH), respectively.

     Interest expenses for the nine months ended September 30, 2001 and 2000 were approximately $152,000 and $26,000, respectively. The increase in interest expenses of $126,000 from the comparable prior year period resulted primarily from the debt associated with the acquisition of Apnea Product Line during November 2000.

     The provision for income taxes of $74,000 and $390,000 for the nine month period ended September 30, 2001 and 2000, respectively, represents state and federal income taxes.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which together significantly change the accounting and disclosures required for these activities and related assets. The primary changes resulting from these standards consist of the cessation of the "pooling of interests" method of accounting and how goodwill and intangible assets will be segregated, amortized (or not amortized), reviewed for impairment (if any), and disclosed within the footnotes to financial statements. The Company's adoption of SFAS No. 141 will have no impact on the historical financial statements. The Company will adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 is not anticipated to have a significant impact on the Company's accounting for intangible assets (with an aggregate carrying value of approximately $236,000 as of September 30, 2001).

Backlog
-------

     The Company's practice is to ship its products upon receipt of a customer's order or pursuant to customer requested ship dates. On September 30, 2001, the Company had a backlog of orders from customers for products with requested ship dates in 2001 totaling approximately $815,700, deliverable throughout 2001. During the fourth quarter of 2001, the Company anticipates fulfilling approximately $677,100 of this backlog.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

    At September 30, 2001, the Company's cash and cash equivalents totaled $244,000 compared to $915,000 at December 31, 2000 (a decrease of 73.3 %). The Company's working capital totaled $5,454,000 on September 30, 2001, compared to $5,435,000 on December 31, 2000. The Company's decreased cash position is due to internally financing additional manufacturing equipment and additional staff to support the Apnea Monitor product line acquisition. During the quarter ended September 30, 2001, the Company invested in short-term notes, earning interest of approximately $23,700.

            During August 2001, the Company increased its line of credit with a Connecticut bank to $3,000,000. Borrowings under the line bear interest at the bank's base rate, which may change from time to time (6.5% as of September 30, 2001). At September 30, 2001, there were no borrowings outstanding under this line.

            The Company believes that the cash generated from operations and its bank line of credit will be sufficient to meet the Company's short-term liquidity needs.

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                         Page 13

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


           CAS MEDICAL SYSTEMS, INC.
-----------------------------------------------
                (Registrant)



/s/ Louis P. Scheps                                   Date:  November 12, 2001
-----------------------------------------------
Louis P. Scheps
(President and Chief Executive Officer
 and Chief Financial Officer)