Form 10QSB/A
period 2001-03-31
CAS MEDICAL SYSTEMS INC
filed 2002-03-25
CIK 764579

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                            AMENDMENT TO FORM 10-QSB


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2001

                        Commission File Number 2-96271-B


                            CAS MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                               06-1123096
-------------------------------                            -------------------
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

                                                                     Form 10-QSB
                                                                  March 31, 2001
                                                                          Page 2


                                     PART I.
                                     -------

ITEM 1.  FINANCIAL INFORMATION
------------------------------

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

                                                                     Form 10-QSB
                                                                  March 31, 2001
                                                                          Page 3



                            CAS MEDICAL SYSTEMS, INC.

            BALANCE SHEETS AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
            ---------------------------------------------------------



                                                 March 31,       December 31,
ASSETS                                             2001              2000
------                                         ------------      ------------
                                                (unaudited)        (audited)
Current Assets:
    Cash and cash equivalents                  $    630,849      $    914,881
    Accounts receivable, net of allowance
      for doubtful accounts                       2,573,553         2,728,314
    Inventory                                     3,371,837         3,328,312
    Deferred tax assets                             160,500           160,500
    Other current assets                             61,773            87,072
                                               ------------      ------------

Total current assets                              6,798,512         7,219,079
                                               ------------      ------------
Property and Equipment
    Land and improvements                           535,000           535,000
    Building and improvements                     1,472,162         1,412,287
    Machinery and equipment                       1,941,478         1,838,684
                                               ------------      ------------
                                                  3,948,640         3,785,971

    Less-Accumulated depreciation                 1,260,997         1,176,167
                                               ------------      ------------
                                                  2,687,643         2,609,804
                                               ------------      ------------
Other Assets                                        272,561           281,061
                                               ------------      ------------
Total assets                                   $  9,758,716      $ 10,109,944
                                               ============      ============



    The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                                  March 31, 2001
                                                                          Page 4




                            CAS MEDICAL SYSTEMS, INC.

            BALANCE SHEETS AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
            ---------------------------------------------------------



                                                      March 31,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                    2001            2000
------------------------------------                ------------    ------------
                                                     (unaudited)     (audited)
Current Liabilities:
      Current portion of long-term debt             $    353,945    $    353,945
      Accounts payable                                   773,618         659,942
      Income taxes payable                               161,962         191,425
      Accrued payroll                                     19,931         238,515
      Accrued professional fees                           25,781          60,805
      Accrued warranty expenses                           70,000          70,000
      Other accrued expenses                             106,451         209,173
                                                    ------------    ------------
           Total current liabilities                   1,511,688       1,783,805
                                                    ------------    ------------
Long-term Debt                                         2,678,823       2,790,037
                                                    ------------    ------------
Shareholders' Equity:
      Common stock, $.004 par value per share,
         19,000,000 shares authorized 9,570,077
         and 9,457,577 shares issued and outstanding
         in 2001 and 2000, respectively.                  38,281          37,991
      Additional paid-in capital                       2,786,064       2,754,304
      Retained earnings                                2,743,860       2,743,807
                                                    ------------    ------------
      Total shareholders' equity                       5,568,205       5,536,102
                                                    ------------    ------------
Total liabilities and shareholders' equity            $9,758,716     $10,109,944
                                                    ============    ============





    The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                                  March 31, 2001
                                                                          Page 5



                            CAS MEDICAL SYSTEMS, INC.

                              STATEMENTS OF INCOME
                              --------------------
                           For the Three Months Ended
                           --------------------------
                             March 31, 2001 and 2000
                             -----------------------



                                                            (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                        2001           2000
                                                    ---------------------------
REVENUES:
      Net product sales                             $  3,691,619   $  2,917,082
      Licensing fees                                          --         86,444
                                                    ------------   ------------
                                                       3,691,619      3,003,526

OPERATING EXPENSES:
      Cost of product sales                            2,021,253      1,345,200
      Selling, general & administrative                1,378,446      1,062,981
      Research & development                             240,314        208,166
                                                    ------------   ------------
      Operating income                                    51,606        387,179

INTEREST (EXPENSE), net                                  (51,518)       (15,436)
                                                    ------------   ------------
      Income before income taxes                              88        371,743

PROVISION FOR INCOME TAXES                                    35        150,000
                                                    ------------   ------------
      Net Income                                    $         53   $    221,743
                                                    ============   ============
Weighted average number of common shares outstanding:
      Basic                                            9,539,799      9,457,577
                                                    ============   ============
      Assuming dilution                               10,922,657      9,978,820
                                                    ============   ============
Earnings per common share:
      Basic                                         $       0.00   $       0.02
                                                    ============   ============
      Assuming dilution                             $       0.00   $       0.02
                                                    ============   ============



    The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                                  March 31, 2001
                                                                          Page 6


                            CAS MEDICAL SYSTEMS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------
               For the Three Months Ended March 31, 2001 and 2000
               --------------------------------------------------



                                             Common Stock           Additional
                                     ---------------------------      Paid-In       Retained
                                        Shares         Amount         Capital       Earnings         Total
                                     ------------------------------------------------------------------------
Balance, December 31, 1999
  (Audited)                             9,457,577   $     37,831   $  2,730,626   $  2,108,074   $  4,876,531
Net income for three months
  (Unaudited)                                  --             --             --        221,743        221,743
                                     ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2000
  (Unaudited)                           9,457,777   $     37,831   $  2,730,626   $  2,329,817   $  5,098,274
                                     ============   ============   ============   ============   ============




                                             Common Stock           Additional
                                     ---------------------------      Paid-In       Retained
                                        Shares         Amount         Capital       Earnings         Total
                                     ------------------------------------------------------------------------
Balance, December 31, 2000
  (Audited)                             9,497,577   $     37,991   $  2,754,304   $  2,743,807      5,536,102
Issuance of common stock                   72,500            290         31,760             --         32,050
Net income for three months
  (Unaudited)                                  --             --             --             53             53
                                     ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2001
  (Unaudited)                           9,570,077   $     38,281   $  2,786,064   $  2,743,860   $  5,568,205
                                     ============   ============   ============   ============   ============



    The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                                  March 31, 2001
                                                                          Page 7



                            CAS MEDICAL SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------
               For the Three Months Ended March 31, 2001 and 2000
               --------------------------------------------------
                                   (Unaudited)

                                                             March 31,
                                                    ---------------------------
                                                        2001           2000
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $         53   $    221,743
  Adjustments to reconcile net income
  to net cash (used in)/provided by
  operating activities:
    Depreciation and amortization                        101,680         70,629
    Accounts receivable                                  154,761         (7,542)
    Inventory                                            (43,525)      (304,975)
    Other current assets                                  25,299         23,993
    Accounts payable and accrued expenses               (272,117)       230,059
                                                    ------------   ------------
    Net cash (used in)/provided by operating
     activities                                          (33,849)       233,907
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures                   (162,669)       (40,380)
  Other assets                                            (8,350)            --
                                                    ------------   ------------
  Net cash used in investing activities                 (171,019)       (40,380)
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under long-term debt                       (111,214)        (8,656)
  Proceeds from issuance of common stock                  32,050             --
                                                    ------------   ------------
  Net cash used in financing activities                  (79,164)        (8,656)
                                                    ------------   ------------
  Net (decrease) increase in cash and cash
    equivalents                                         (284,032)       184,871

CASH AND CASH EQUIVALENTS, at beginning
  of period                                              914,881      1,255,450
                                                    ------------   ------------
CASH AND CASH EQUIVALENTS, at end of period         $    630,849   $  1,440,321
                                                    ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest          $     62,964   $     23,808
  Cash paid during the period for income taxes      $     22,361   $    111,573




    The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                                  March 31, 2001
                                                                          Page 8


                            CAS MEDICAL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 March 31, 2001


(1)  Adjustment of Prior Quarterly Financial Statements

     In connection with the Company's reconciliation and evaluation of its annual physical inventory, the Company identified an error resulting from the under relief of inventory (overstatement of inventories and understatement of cost of goods sold). This item effected the financial statements covering each of the quarters ended March 31, June 30, and September 30, 2001. Accordingly, the Company has adjusted its quarterly financial statements included herein. The effect of the adjustment is presented below:

                                                      Earnings
                                          Net        Per Common      Retained
                                     Income (Loss)  Share-Diluted    Earnings
                                     ------------   ------------   ------------
                                         Three Months Ended March 31, 2001
                                     ------------------------------------------
As originally reported               $     35,232   $       0.00   $  2,779,039
Effect of adjustment,
   Net of tax effects                     (35,179)          0.00        (35,179)
                                     ------------   ------------   ------------
   As adjusted                       $         53   $       0.00   $  2,743,860
                                     ============   ============   ============

(2)  The Company:

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

                                                                     Form 10-QSB
                                                                  March 31, 2001
                                                                          Page 9



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
                              ----------
                              $1,900,000
                              ==========

(3)  Summary of Significant Accounting Policies:

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.


     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At March 31, 2001 and December 31, 2000, inventory consisted of the following:

                                       March 31,     December 31,
                                         2001           2000
                                     ---------------------------
     Raw Material                    $  2,055,578   $  2,566,513
     Work-In-Process                      608,708        432,537
     Finished Inventory                   707,551        329,262
                                     ------------   ------------
                                     $  3,371,837   $  3,328,312
                                     ============   ============

(4)  Earnings Per Common Share:

     The following tables summarize the Company's calculation of Basic and Diluted Earnings per Share ("EPS") for the three month period ended March 31, 2001 and 2000:

                                                                     Form 10-QSB
                                                                  March 31, 2001
                                                                         Page 10


                                                 Three Months Ended
                                                   March 31, 2001
                                     ------------------------------------------
                                                  Weighted Average
                                        Income         Shares        Per Share
                                     (Numerator)    (Denominator)     Amount
                                     ------------------------------------------
Basic EPS
  Income available to common
    stockholders                     $         53      9,539,799   $        .00
Effect of Dilutive Securities:
  Options                                      --        494,582             --
  Warrants                                     --        888,276             --
                                     ------------   ------------   ------------
Diluted EPS                          $         53     10,922,657   $        .00
                                     ============   ============   ============



                                                 Three Months Ended
                                                   March 31, 2000
                                     ------------------------------------------
                                                  Weighted Average
                                        Income         Shares        Per Share
                                     (Numerator)    (Denominator)     Amount
                                     ------------------------------------------
Basic EPS
  Income available to common
    stockholders                     $    221,743      9,457,577   $        .02
Effect of Dilutive Securities:
  Options                                      --        132,157             --
  Warrants                                     --        389,086             --
                                     ------------   ------------   ------------
Diluted EPS                          $    221,743      9,978,820   $        .02
                                     ============   ============   ============

(5)  Debt

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

(6)  Grant Award

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

                                                                     Form 10-QSB
                                                                  March 31, 2001
                                                                         Page 11

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

Results of Operations
---------------------
     The Company reported zero income for the first quarter of the current year, compared to approximately $222,000 ($0.02 per common share on a diluted basis), reported for the first quarter of 2000. While overall sales increased on a comparative basis for the three month period ended March 31, 2001 over the prior year, approximately $688,000 were attributable to our new product line acquired in November 2000. The mix of product sold for this quarter, as to the same period last year, has been more heavily weighted toward products with traditionally lower gross margin. We expect the trend to continue for the balance of the year. In addition, production and support costs associated with the new product line are running higher than we might otherwise anticipate due to the investment necessary to build and strengthen our manufacturing capacity and know-how to support this new line. We have also expanded and invested in building our sales force and administrative functions necessary to support anticipated sales growth for our product line.

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

     Total cost of product sales as a percentage of net product sales was 54.8 percent for the three month period ended March 31, 2001, compared to 46.1 percent for the same period of 2000. The unfavorable impact is due primarily to changes in product and market mix in 2001, compared to the prior year. The Company continues to target improvements in product cost to maintain the Company's competitive position.

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

     The provision for income taxes of $35 and $150,000 for the three month period ended March 31, 2001 and 2000, respectively, represents federal and state income taxes.

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

                                                                     Form 10-QSB
                                                                  March 31, 2001
                                                                         Page 12


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     At March 31, 2001, the Company's cash and cash equivalents totaled $631,000 compared to $915,000 at December 31, 2000 (a decrease of 31.4%) and the Company's working capital totaled $5,287,000 on March 31, 2001, compared to $5,435,000 on December 31, 2000. The Company's decreased cash position is due to internally financing additional manufacturing equipment and additional staff to support the Apnea Monitor product line acquisition. During the quarter ended March 31, 2001, the Company invested in short-term notes, earning interest of approximately $11,500.

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


PART II

ITEM 3   EXHIBITS AND REPORTS
----------------------------

     (A) Exhibits
         11. See Notes to Financial Statements Note 4, regarding computation of earnings per Share.

     (B)  Reports on Form 8-K
          None


SIGNATURES
----------

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      CAS MEDICAL SYSTEMS, INC.
-------------------------------------
            (Registrant)



/s/ Louis P. Scheps                              Date: March 22, 2002
-------------------------------------
Louis P. Scheps
(President and Chief Executive Officer
 and Chief Financial Officer)