Form 10QSB/A
period 2001-06-30
CAS MEDICAL SYSTEMS INC
filed 2002-03-25
CIK 764579

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


                         For Quarter Ended June 30, 2001


                        Commission File Number 2-96271-B


                            CAS MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                              06-1123096
-------------------------------                                  ----------
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

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                          Page 3



                            CAS MEDICAL SYSTEMS, INC.

                                 BALANCE SHEETS
                                 --------------
                    As of June 30, 2001 and December 31, 2000
                    -----------------------------------------


                                                      June 30,     December 31,
ASSETS                                                  2001           2000
------                                              ------------   ------------
                                                     (unaudited)     (audited)
Current Assets:
    Cash and cash equivalents                       $    305,043   $    914,881
    Accounts receivable, net of allowance
      for doubtful accounts of $59,300 and
      $61,800, respectively                            2,358,228      2,728,314
    Inventory                                          3,808,875      3,328,312
    Deferred tax assets                                  160,500        160,500
    Other current assets                                  42,869         87,072
                                                    ------------   ------------
        Total current assets                           6,675,515      7,219,079
                                                    ------------   ------------
Property and Equipment
    Land and improvements                                535,000        535,000
    Building and improvements                          1,472,162      1,412,287
    Machinery and equipment                            1,962,595      1,838,684
                                                    ------------   ------------
                                                       3,969,757      3,785,971

    Less-Accumulated depreciation                      1,351,302      1,176,167
                                                    ------------   ------------
                                                       2,618,455      2,609,804
                                                    ------------   ------------
Other Assets                                             255,711        281,061
                                                    ------------   ------------
     Total assets                                   $  9,549,681   $ 10,109,944
                                                    ============   ============





                        See Notes to Financial Statements

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                          Page 4

                            CAS MEDICAL SYSTEMS, INC.
                            -------------------------

                                 BALANCE SHEETS
                                 --------------
                    As of June 30, 2001 and December 31, 2000
                    -----------------------------------------




                                                      June 30,      December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                    2001           2000
------------------------------------                ------------   ------------
                                                     (unaudited)     (audited)
Current Liabilities:
      Current portion of long-term debt             $    353,945   $    353,945
      Accounts payable                                   764,220        659,942
      Income taxes payable                                93,930        191,425
      Accrued payroll                                     17,239        238,515
      Accrued professional fees                           26,075         60,805
      Accrued warranty                                    60,000         70,000
      Other accrued expenses                              91,587        209,173
                                                    ------------   ------------
           Total current liabilities                   1,406,996      1,783,805
                                                    ------------   ------------
Long-term Debt                                         2,593,853      2,790,037
                                                    ------------   ------------
Shareholders' Equity:
      Common stock, $.004 par value per share,
      19,000,000 shares authorized, 9,645,077
      and 9,497,577 shares issued and outstanding
      in 2001 and 2000.                                   38,581         37,991

      Additional paid-in capital                       2,834,913      2,754,304
      Retained earnings                                2,675,338      2,743,807
                                                    ------------   -----------
            Total shareholders' equity                 5,548,832      5,536,102
                                                    ------------   ------------
Total liabilities and shareholders' equity            $9,549,681    $10,109,944
                                                    ============   ============




                        See Notes to Financial Statements

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                          Page 5


                            CAS MEDICAL SYSTEMS, INC.

                              STATEMENTS OF INCOME
                              --------------------
                    For the Six Months and Three Months Ended
                    -----------------------------------------
                             June 30, 2001 and 2000
                             ----------------------

                                                            (Unaudited)                   (Unaudited)
                                                          Six Months Ended              Three Months Ended
                                                              June 30,                      June 30,
                                                    ---------------------------   ---------------------------
                                                        2001           2000           2001           2000
                                                    ---------------------------------------------------------
REVENUES:
      Net product sales                             $  7,299,742   $  5,962,678   $  3,608,123   $  3,045,596
      Licensing fees                                          --        142,888             --         56,444
                                                    ------------   ------------   ------------   ------------
                                                       7,299,742      6,105,566   $  3,608,123      3,102,040

OPERATING EXPENSES:
      Cost of product sales                            4,012,674      2,799,315      1,991,421      1,454,115
      Selling, general & administrative                2,814,145      2,141,389      1,435,699      1,078,408
      Research & development                             479,510        377,568        239,196        169,402
                                                    ------------   ------------   ------------   ------------
      Operating income                                    (6,587)       787,294        (58,193)       400,115

INTEREST (EXPENSE), net                                 (105,847)       (20,300)       (54,329)        (4,864)
                                                    ------------   ------------   ------------   ------------
      Income before income taxes                        (112,434)       766,994       (112,522)       395,251

PROVISION FOR INCOME TAXES                               (43,965)       305,000        (44,000)       155,000
                                                    ------------   ------------   ------------   ------------
      Net income                                    $    (68,469)  $    461,994   $    (68,522)  $    240,251
                                                    ============   ============   ============   ============
Weighted average number of common shares
  outstanding:
      Basic                                            9,562,149      9,457,577      9,584,253      9,457,577
                                                    ============   ============   ============   ============
      Assuming dilution                               10,783,718     10,196,998     10,558,613     10,456,050
                                                    ============   ============   ============   ============
Earnings per common share:
      Basic                                         $      (0.01)  $       0.05   $      (0.01)  $       0.03
                                                    ============   ============   ============   ============
      Assuming dilution                             $      (0.01)  $       0.05   $      (0.01)  $       0.02
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






                        See Notes To Financial Statements

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                          Page 6


                            CAS MEDICAL SYSTEMS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------
                 For the Six Months Ended June 30, 2001 and 2000
                 -----------------------------------------------


                                            Common Stock            Additional
                                     ---------------------------      Paid-In       Retained
                                        Shares         Amount         Capital       Earnings        Total
                                     ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1999
      (Audited)                         9,457,577   $     37,831   $  2,730,626   $  2,108,074   $  4,876,531
Net income for six months                      --             --             --        461,994        461,994
                                     ------------   ------------   ------------   ------------   ------------
Balance, June 30, 2000
      (Unaudited)                       9,457,577   $     37,831   $  2,730,626   $  2,570,068   $  5,338,525
                                     ============   ============   ============   ============   ============





                                            Common Stock            Additional
                                     ---------------------------      Paid-In       Retained
                                        Shares         Amount         Capital       Earnings        Total
                                     ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2000
      (Audited)                         9,497,577   $     37,991   $  2,754,304   $  2,743,807   $  5,536,102
Issuance of common stock                  147,500            590         80,609             --         81,199
Net income for six months                      --             --             --        (68,469)       (68,469)
                                     ------------   ------------   ------------   ------------   ------------
Balance, June 30, 2001
      (Unaudited)                       9,645,077   $     38,581   $  2,834,913   $  2,675,338   $  5,548,832
                                     ============   ============   ============   ============   ============



                        See Notes to Financial Statements

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                          Page 7



                            CAS MEDICAL SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                 For the Six Months Ended June 30, 2001 and 2000
                 -----------------------------------------------
                                   (Unaudited)




                                                        2001           2000
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $    (68,469)  $    461,994
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                        200,485        143,190
    Accounts receivable                                  370,086       (338,890)
    Inventory                                           (480,563)      (507,466)
    Other current assets                                  44,203         13,727
    Accounts payable and accrued expenses               (376,809)       (21,774)
                                                    ------------   ------------
    Net cash used in operating activities               (311,067)      (249,219)
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures                  (183,786)        (72,433)
                                                    ------------   ------------
  Net cash used in investing activities                (183,786)        (72,433)
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                             --        300,000
  Repayments under long-term debt                       (196,184)       (17,470)
  Proceeds from issuance of common stock                  81,199             --
                                                    ------------   ------------
  Net cash (used in) provided by financing
    activities                                         (114,985)        282,530
                                                    ------------   ------------
  Net decrease in cash and cash equivalents            (609,838)        (39,122)

CASH AND CASH EQUIVALENTS, at beginning
  of period                                              914,881      1,255,450
                                                    ------------   ------------
CASH AND CASH EQUIVALENTS, at end of period          $   305,043   $  1,216,328
                                                    ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest          $    124,498   $     49,030
  Cash paid during the period for income taxes      $     48,769   $    331,794



                        See Notes to Financial Statements

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                          Page 8

                            CAS MEDICAL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


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

                                                      Earnings
                                          Net        Per Common       Retained
                                     Income (Loss)  Share-Diluted     Earnings
                                     ------------   ------------   ------------
                                            Six Months Ended June 30, 2001
                                     ------------------------------------------
As originally reported               $     59,065   $       0.01   $  2,802,872
Effect of adjustment,
   Net of tax effects                    (127,534)         (0.02)      (127,534)
                                     ------------   ------------   ------------
   As adjusted                       $    (68,469)  $      (0.01)  $  2,675,338
                                     ============   ============   ============




                                          Three Months Ended
                                            June 30, 2001
                                     ---------------------------
As originally reported               $     23,833   $       0.00
Effect of adjustment,
   net of tax effects                     (92,355)         (0.01)
                                     ------------   ------------
   As adjusted                       $    (68,522)  $      (0.01)
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

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                          Page 9

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


     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At June 30, 2001 and December 31, 2000, inventory consisted of the following:

                                       June 30,      December 31,
                                         2001           2000
                                     ------------------------------

     Raw Material                    $  2,468,915   $  2,566,513
     Work-In-Process                      555,813        432,537
     Finished Inventory                   784,147        329,262
                                     ------------   ------------

                                     $  3,808,875   $  3,328,312
                                     ============   ============

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                         Page 10


(4)  Earnings Per Common Share:

     The following tables summarize the Company's calculation of Basic and Diluted Earnings per Share ("EPS") for the three and six month periods ended June 30, 2001 and 2000:

                                                 Three Months Ended
                                                    June 30, 2001
                                     ------------------------------------------
                                                  Weighted Average
                                         Income         Shares       Per Share
                                      (Numerator)   (Denominator)      Amount
                                     ------------------------------------------
Basic EPS                            $    (68,522)     9,584,253   $      (0.01)
Effect of Dilutive Securities:
  Options                                      --        320,846             --
  Warrants                                     --        653,514             --
                                     ------------   ------------   ------------
Diluted EPS                          $    (68,522)    10,558,613   $      (0.01)
                                     ------------   ------------   ------------



                                                  Six Months Ended
                                                    June 30, 2001
                                     ------------------------------------------
                                                  Weighted Average
                                        Income         Shares        Per Share
                                      (Numerator)   (Denominator)      Amount
                                     ------------------------------------------
Basic EPS                            $    (68,469)     9,562,149   $      (0.01)

Effect of Dilutive Securities:
  Options                                      --        418,528             --
  Warrants                                     --        803,041             --
                                     ------------   ------------   ------------
Diluted EPS                          $    (68,469)    10,783,718   $      (0.01)
                                     ------------   ------------   ------------



                                                 Three Months Ended
                                                    June 30, 2000
                                     ------------------------------------------
                                                  Weighted Average
                                        Income         Shares        Per Share
                                      (Numerator)   (Denominator)      Amount
                                     ------------------------------------------
Basic EPS                            $    240,251      9,457,577   $        .03
Effective of Dilutive Securities:
  Options                                      --        368,972             --
  Warrants                                     --        629,501             --
                                     ------------   ------------   ------------
Diluted EPS                          $    240,251     10,456,050   $        .02
                                     ------------   ------------   ------------

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                         Page 11

                                                  Six Months Ended
                                                    June 30, 2000
                                     ------------------------------------------
                                                  Weighted Average
                                        Income         Shares        Per Share
                                      (Numerator)   (Denominator)     Amount
                                     ------------------------------------------
Basic EPS                            $    461,994      9,457,577   $        .05
Effective of Dilutive Securities:
  Options                                      --        240,528             --
  Warrants                                     --        498,893             --
                                     ------------   ------------   ------------
Diluted EPS                          $    461,994     10,196,998   $        .05
                                     ------------   ------------   ------------

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

(6)  Grant Award:

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

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

     Results of Operations
     ---------------------
     The Company reported for the six month period ended June 30, 2001 a net loss of approximately ($68,000), compared to a net income of approximately $462,000 ($0.05 per common share on a diluted basis), reported for the same period of 2000. While overall sales increased on a comparative basis for the three and six month period ended June 30 over the prior year, approximately $506,000 and $1,194,000 of these sales, respectively, were attributable to our new product line acquired in November 2000. The mix of products sold over the past six months, as compared to the same period last year, has been more heavily weighted toward products with traditionally lower gross margins. We expect this trend to continue over the next six months. In addition, production and support costs associated with the new product line are running higher than we might otherwise anticipate due to the investments necessary to build and strengthen our manufacturing capacity and know-how to support this new line. We have also expanded and invested in building our sales force and administrative functions necessary to support anticipated sales growth from our product line.

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                         Page 12

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

     Cost of product sales as a percentage of net product sales was 55.0 percent for the current period ended June 30, 2001 compared to 47.0 percent for the same period in 2000. The unfavorable impact was due primarily to product mix, reduced sales of OEM product and component cost increases. The Company is pursuing purchasing or design alternatives and other product cost reductions to improve its gross profit.

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

     The provision for income taxes, which represents state and federal income taxes for the six month period ended June 30, 2001, was a reduction of ($44,000) compared to $305,000 for the same period last year.

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

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------
     At June 30, 2001, the Company's cash and cash equivalents totaled $305,000 compared to $915,000 at December 31, 2000 (a decrease of 66.7 percent). The Company's working capital totaled $5,269,000 on June 30, 2001, compared to $5,435,000 on December 31, 2000. The Company's decreased cash position is due to internally financing additional manufacturing equipment and additional staff to support the Apnea Monitor product line acquisition. During the quarter ended June 30, 2001, the Company invested in short-term notes, earning interest of approximately $18,700.

                                                                     Form 10-QSB
                                                                   June 30, 2001
                                                                         Page 13




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