Form 10QSB/A
period 2001-09-30
CAS MEDICAL SYSTEMS INC
filed 2002-03-25
CIK 764579

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

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                          Page 3



                            CAS MEDICAL SYSTEMS, INC.

          BALANCE SHEETS AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
          -------------------------------------------------------------



                                                 September 30,     December 31,
Assets                                               2001              2000
------                                           ------------      ------------
                                                  (unaudited)        (audited)
Current Assets:
    Cash and cash equivalents                    $    243,694      $    914,881
    Accounts receivable, net of
      allowance for doubtful accounts               2,472,059         2,728,314
    Inventory                                       3,477,133         3,328,312
    Deferred tax assets                               160,500           160,500
    Other current assets                              211,214            87,072
                                                 ------------      ------------
       Total current assets                         6,564,600         7,219,079
                                                 ------------      ------------
Property and Equipment
    Land and improvements                             535,000           535,000
    Building and improvements                       1,472,162         1,412,287
    Machinery and equipment                         2,081,868         1,838,684
                                                 ------------      ------------
                                                    4,089,030         3,785,971

    Less-Accumulated depreciation                   1,445,881         1,176,167
                                                 ------------      ------------
                                                    2,643,149         2,609,804
                                                 ------------      ------------
Intangible Assets                                     235,960           281,061
                                                 ------------      ------------
       Total assets                              $  9,443,709      $ 10,109,944
                                                 ============      ============

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                          Page 4






                            CAS MEDICAL SYSTEMS, INC.

          BALANCE SHEETS AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
          -------------------------------------------------------------




                                                 September 30,     December 31,
Liabilities and Shareholders' Equity                 2001              2000
------------------------------------             ------------      ------------
                                                  (unaudited)        (audited)

Current Liabilities:
    Current portion of long-term debt            $    353,945      $    353,945
    Accounts payable                                  576,444           659,942
    Income taxes payable                               96,534           191,425
    Accrued payroll                                    38,650           238,515
    Accrued professional fees                          54,375            60,805
    Accrued warranty                                   60,000            70,000
    Other accrued expenses                            112,337           209,173
                                                 ------------      ------------
       Total current liabilities                    1,292,285         1,783,805
                                                 ------------      ------------
Long-term Debt                                      2,528,225         2,790,037
                                                 ------------      ------------
Shareholders' Equity:
    Common stock, $.004 par value per share,
    19,000,000 shares authorized, 9,645,077
    and 9,457,577 shares issued and
    outstanding in 2001 and 2000, respectively         38,581            37,991

    Additional paid-in capital                      2,834,913         2,754,304
    Retained earnings                               2,749,705         2,743,807
                                                 ------------      ------------
       Total shareholders' equity                   5,623,199         5,536,102
                                                 ------------      ------------
Total liabilities and shareholders' equity       $  9,443,709      $ 10,109,944
                                                 ============      ============




                        See Notes to Financial Statements

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                          Page 5




                            CAS MEDICAL SYSTEMS, INC.

                              STATEMENTS OF INCOME
                              --------------------
                   For the Nine Months and Three Months Ended
                   ------------------------------------------
                           September 30, 2001 and 2000
                           ---------------------------

                                                   (Unaudited)                         (Unaudited)
                                                Nine Months Ended                   Three Months Ended
                                                  September 30,                        September 30,
                                          ------------------------------      ------------------------------
                                              2001              2000              2001              2000
                                          ------------------------------      ------------------------------
REVENUES:
    Net product sales                     $ 11,000,980      $  8,645,916      $  3,701,238      $  2,683,238
    Licensing fees                                --             199,332              --              56,444
                                          ------------      ------------      ------------      ------------
                                            11,000,980         8,845,248         3,701,238         2,739,682

OPERATING EXPENSES:
    Cost of product sales                    6,103,619         4,067,305         2,090,945         1,267,990
    Selling, general & administrative        4,249,195         3,215,821         1,435,050         1,074,432
    Research & development                     527,232           534,270            47,722           156,702
                                          ------------      ------------      ------------      ------------
    Operating income                           120,934         1,027,852           127,521           240,558
                                          ------------      ------------      ------------      ------------
INTEREST (EXPENSE), net                       (152,401)          (26,156)          (46,554)           (5,856)
                                          ------------      ------------      ------------      ------------
    Income before income taxes                 (31,467)        1,001,696            80,967           234,702

PROVISION FOR INCOME TAXES                     (37,365)          390,000             6,600            85,000
                                          ------------      ------------      ------------      ------------
    Net income                            $      5,898      $    611,696      $     74,367      $    149,702
                                          ============      ============      ============      ============
Weighted average number of common
shares outstanding:
    Basic                                    9,590,095         9,475,077         9,645,077         9,475,077
                                          ============      ============      ============      ============
    Assuming dilution                       10,666,282        10,391,799        10,347,228        10,691,634
                                          ============      ============      ============      ============
Earnings per common share:
    Basic                                 $       0.00      $       0.06      $       0.01      $       0.02
                                          ============      ============      ============      ============
    Assuming dilution                     $       0.00      $       0.06      $       0.01      $       0.01
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



                        See Notes To Financial Statements

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                          Page 6



                            CAS MEDICAL SYSTEMS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------
              For the Nine Months Ended September 30, 2001 and 2000
              -----------------------------------------------------


                                          Common Stock           Additional
                                     -----------------------       Paid-In       Retained
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
                                     ==========   ==========     ==========     ==========     ==========




                                          Common Stock           Additional
                                     -----------------------       Paid-In       Retained
                                       Shares       Amount         Capital       Earnings         Total
                                     ----------   ----------     ----------     ----------     ----------
Balance, December 31, 2000
  (Audited)                           9,497,577   $   37,991     $2,754,304     $2,743,807     $5,536,102

Issuance of common stock                147,500          590         80,609             --         81,199

Net income for nine months                   --           --             --          5,898          5,898
                                     ----------   ----------     ----------     ----------     ----------
Balance, September 30, 2001
  (Unaudited)                         9,645,077   $   38,581     $2,834,913     $2,749,705     $5,623,199
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










                        See Notes to Financial Statements

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                          Page 7


                            CAS MEDICAL SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------
              For the Nine Months Ended September 30, 2001 and 2000
              -----------------------------------------------------
                                   (Unaudited)

                                                                    September 30,
                                                            ------------------------------
                                                                2001              2000
                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $      5,898      $    611,696
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                314,815           214,529
    Accounts receivable                                          256,255          (214,637)
    Inventory                                                   (148,821)         (327,498)
    Other current assets                                        (124,142)          (30,062)
    Accounts payable and accrued expenses                       (491,520)         (242,953)
                                                            ------------      ------------

    Net cash (used in) provided by operating activities         (187,515)           11,075
                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures                           (303,059)          (90,976)
                                                            ------------      ------------

  Net cash used in investing activities                         (303,059)          (90,976)
                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under long-term debt                               (261,812)          (26,445)
  Proceeds from issuance of common stock                          81,199             5,913
                                                            ------------      ------------

  Net cash used in financing activities                         (180,613)          (20,532)
                                                            ------------      ------------

  Net decrease in cash and cash equivalents                     (671,187)         (100,433)

CASH AND CASH EQUIVALENTS, at beginning of period                914,881         1,255,450
                                                            ------------      ------------
CASH AND CASH EQUIVALENTS, at end of period                 $    243,694      $  1,155,017
                                                            ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                  $    176,096      $     73,435
  Cash paid during the period for income taxes,
     net of refunds                                         $     51,996      $    515,941


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


                                               Earnings
                                Net           Per Common         Retained
                           Income (Loss)     Share-Diluted       Earnings
                           ------------      ------------      ------------
                                  Nine Months Ended September 30, 2001
                           ------------------------------------------------
As originally reported     $    187,581      $       0.02      $  2,931,388

Effect of adjustment,
   Net of tax effects          (181,683)            (0.02)         (181,683)
                           ------------      ------------      ------------
   As adjusted             $      5,898      $       0.00      $  2,749,705
                           ============      ============      ============



                                 Three Months Ended
                                 September 30, 2001
                           ------------------------------
As originally reported     $    128,517      $       0.01

Effect of adjustment,
   net of tax effects           (54,150)             0.00
                           ------------      ------------
   As adjusted             $     74,367      $       0.01
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

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                          Page 9

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


     Inventory

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At September 30, 2001 and December 31, 2000, inventory consisted of the following:

                           September 30,     December 31,
                               2001              2000
                           ------------------------------
     Raw Material          $  2,088,692      $  2,566,513
     Work-In-Process            875,544           432,537
     Finished Inventory         512,897           329,262
                           ------------      ------------
                           $  3,477,133      $  3,328,312
                           ============      ============

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                         Page 10




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

(4)  Net Income Per Common Share:

     The following tables summarize the Company's calculation of Basic and Diluted Earnings per Share ("EPS") for the three and nine month periods ended September 30, 2001 and 2000:

                                              Three Months Ended
                                              September 30, 2001
                                   -------------------------------------
                                               Weighted Average
                                     Income         Shares      Per Share
                                  (Numerator)    (Denominator)    Amount
                                   -------------------------------------
Basic EPS                          $   74,367      9,645,077     $   .01

Effect of Dilutive Securities:
  Options                                  --        187,405
  Warrants                                 --        514,746
                                   ----------     ----------     -------
Diluted EPS                        $   74,367     10,347,228     $   .01



                                              Nine Months Ended
                                              September 30, 2001
                                   -------------------------------------
                                               Weighted Average
                                     Income         Shares      Per Share
                                  (Numerator)    (Denominator)    Amount
                                   -------------------------------------
Basic EPS                          $    5,898      9,590,095     $   .00

Effect of Dilutive Securities:
  Options                                  --        359,862
  Warrants                                 --        716,325
                                   ----------     ----------     -------
Diluted EPS                        $    5,898     10,666,282     $   .00

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                         Page 11



                                              Three Months Ended
                                              September 30, 2000
                                   -------------------------------------
                                               Weighted Average
                                     Income         Shares      Per Share
                                  (Numerator)    (Denominator)    Amount
                                   -------------------------------------

Basic EPS                          $  149,702      9,475,077     $   .02

Effective of Dilutive Securities:
  Options                                  --        461,375
  Warrants                                 --        755,182
                                   ----------     ----------     -------
Diluted EPS                        $  149,702     10,691,634     $   .01




                                              Nine Months Ended
                                              September 30, 2000
                                   -------------------------------------
                                               Weighted Average
                                     Income         Shares      Per Share
                                  (Numerator)    (Denominator)    Amount
                                   -------------------------------------
Basic EPS                          $  611,696      9,475,077     $   .06

Effective of Dilutive Securities:
  Options                                  --        320,542
  Warrants                                 --        596,180
                                   ----------     ----------     -------
Diluted EPS                        $  611,696     10,391,799     $   .06


(5)  Debt

     During August 2001, the Company increased its line of credit with a Connecticut bank to $3,000,000. The line is repayable upon demand and matures in September 2002. Borrowings under the line of credit bear interest at the bank's base rate which may change from time to time. (Base rate as of September 30, 2001 is 6.50 %.). At September 30, 2001, there were no borrowings outstanding under this line. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 10% of the line of credit.

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

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                         Page 12


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

     Results of Operations
     ---------------------

     Net income for the nine month period ended September 30, 2001 was approximately $6,000 ($0.00 per common share on a diluted basis), compared to approximately $612,000 ($0.06 per common share on a diluted basis), reported for the same period of 2000. While overall sales increased on a comparative basis for the three and nine month period ended September 30 over the prior year, approximately $855,000 and $2,980,000 of these sales, respectively, were attributable to our new product line acquired in November 2000. The mix of products sold over the past nine months, as compared to the same period last year, has been more heavily weighted toward products with traditionally lower gross margins. We expect this trend to continue over the next three months. In addition, production and support costs associated with the new product line are running higher than we might otherwise anticipate due to the investments necessary to build and strengthen our manufacturing capacity and know-how to support this new line. We have also expanded and invested in building our sales force and administrative functions necessary to support anticipated sales growth from our product line.

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

     Cost of product sales as a percentage of net product sales was 55.5 percent for the current period ended September 30, 2001 compared to 47.0 % for the same period in 2000. The unfavorable impact was due primarily to product mix, reduced sales of OEM product and component cost increases. The Company is pursuing purchasing or design alternatives and other product cost reductions to improve its gross profit.

     Selling, general and administrative (SG&A) expenses for the nine months ended September 30, 2001 and 2000 were $4,249,000 and $3,216,000, respectively, and $1,435,000 and $1,074,000 respectively, for the third quarter ended September 30, 2001 and 2000. The increases in SG&A expenses of $1,033,000 and $361,000 from the comparable prior year periods resulted primarily from increases in personnel, sales and marketing functions, increases in selling expenses, including commission and certain professional fees.

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

     The provision for income taxes, which represents state and federal income taxes for the nine month period ended September 30, 2001, was a reduction of ($37,000) compared to $390,000 for the same period last year.

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                         Page 13


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

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     At September 30, 2001, the Company's cash and cash equivalents totaled $244,000 compared to $915,000 at December 31, 2000 (a decrease of 73.3 %). The Company's working capital totaled $5,272,000 on September 30, 2001, compared to $5,435,000 on December 31, 2000. The Company's decreased cash position is due to internally financing additional manufacturing equipment and additional staff to support the Apnea Monitor product line acquisition. During the quarter ended September 30, 2001, the Company invested in short-term notes, earning interest of approximately $23,700.

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


PART II

ITEM 3  EXHIBITS AND REPORTS
----------------------------

     (A)  Exhibits
          11. See Notes to Financial Statements Note 4, regarding computation of earnings per Share.

     (B)  Reports on Form 8-K
          None

                                                                     Form 10-QSB
                                                              September 30, 2001
                                                                         Page 14





SIGNATURES
----------

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  CAS MEDICAL SYSTEMS, INC.
--------------------------------------
      (Registrant)



/s/ Louis P. Scheps                                Date:  March 22, 2002
--------------------------------------
Louis P. Scheps
(President and Chief Executive Officer
 and Chief Financial Officer)