Form 10KSB40
period 2001-12-31
CAS MEDICAL SYSTEMS INC
filed 2002-03-26
CIK 764579

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

Annual Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2001

                        Commission File Number 2-96271-B

                            CAS MEDICAL SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                      06-1123096
-------------------------------             ------------------------------------
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

                          Common Stock, $.004 par value
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The Registrant's revenues for the fiscal year ended December 31, 2001 were $14,817,187.

The aggregate market value of common equity held by non-affiliates of the Registrant as of February 27, 2002 was based upon the last sale price of such stock on that date on the over-the-counter market, commonly referred to as the "pink sheets", was $5,979,948. The number of shares of the Registrant's Common Stock outstanding as of February 27, 2002 was 9,645,077.

Transitional Small Business Disclosure format (check one):  Yes [ ] No [X]


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 12, 2002 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Form 10-KSB.
================================================================================

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

      APNEA PRODUCT LINE
      ------------------
      In November 2000, CAS purchased a complete line of apnea monitors from Mallinckrodt, Inc. The product line includes the Edentec Assurance(R) monitor, Edentrend(R) software, Aequitron 9500/9550 monitors, the AMI(R) and AMI(R) Plus monitor, and related report generating software programs. The acquisition of this product line further strengthens CAS' position in the apnea monitoring market place.

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

NEOGUARD(R)REFLECTORS, LIMBOARD(R) ARM BOARDS, KLEAR-TEMP(R) TEMPERATURE PROBES
-------------------------------------------------------------------------------
This product line includes a Reflector to hold skin temperature probes in place for accurate monitoring and arm boards that support IV sites. Klear-Temp(R) Temperature Probes are used to detect the skin temperature of infants being cared for on a radiant warmer bed. The heater output of the warmer fluctuates according to the infant's skin temperature. The NeoGuard(R) Reflector serves two purposes - to hold the temperature probe securely to the baby's abdomen and to insulate and shield the probe from the heater output of the radiant warmer, so it can accurately detect skin temperature.

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

                         Financial Information Relating to Sales

                                  Year Ended December 31,
                             2001          2000          1999
                         ---------------------------------------
Domestic Sales           $11,861,727    $8,848,691    $6,151,194
Export (including
  licensing fees)          2,955,460     3,283,381     2,360,036
                         ---------------------------------------
                         $14,817,187   $12,132,072    $8,511,230
                         ===========   ===========    ==========
COMPETITION
-----------
The Company competes in the medical equipment market where there are many suppliers with greater financial and personnel resources that sell a broad line of commodity products and have a dedicated selling capability. The Company's products are targeted primarily to the neonatal and pediatric intensive care units segment of the hospital market. The Company has been supplying competitively priced, uniquely designed products responsive to this segment in which no major company currently focuses its total resources.

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

CUSTOMERS
---------
During 2001, 2000 and 1999 the Company had sales to one customer which in the aggregate accounted for approximately 16%, 22% and 14% of sales, respectively.

RESEARCH AND DEVELOPMENT
------------------------
In 2001, 2000 and 1999, the Company spent approximately $650,000, $732,000 and $575,000, respectively, on activities relating to the development of new products and the improvement of existing products.

The Company will continue to develop and expand its patient monitoring capability, by adding new physiological parameters. In addition, plans are in process to improve information processing within the monitors, using new screen and communication technology. This will allow the Company to attempt to significantly increase sales penetration in the Acute and Intensive Care markets.

GRANT AWARD
-----------
On September 22, 2000, the Company was awarded a Phase II Grant by the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NIH) under its Small Business Innovative Research Program. This grant, expected to be between $800,000 and $1,000,000, will be used to continue development of a new technology that can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of the grant, the Company will be reimbursed for qualifying expenditures under the agreement. Funding provided to the Company will be recorded as a reduction of the related research expenses. During the year ended December 31, 2001, approximately $242,100 was reimbursable under the grant.

EMPLOYEES
---------
As of December 31, 2001, the Company had 94 full-time employees. The Company has no collective bargaining agreements and believes that relations with its employees are good.

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

The FDA has the authority to, among other things: deny marketing approval until all regulatory protocols are deemed acceptable; halt the shipment of defective products; and seize defective products sold to customers. Adverse publicity from the FDA, if any, could have a negative impact upon sales. The FDA completed a factory audit in March 2002. There were no major non-conformities.

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

Quality control procedures are performed by the Company at its facilities and occasionally at its suppliers' facilities to standards set forth in the FDA's "Quality System Regulations". These procedures include the inspection of components and full testing of finished goods. The Company has a controlled clean environment where the final assembly of single-patient-use products is conducted.

ISO 9001
--------
In September 1996, the quality system at CAS was certified to ISO 9001/EN 46001 by the accredited body, BSI Inc. This certification recognizes CAS for its achievement in implementing and maintaining a world class quality system and prepares CAS for the use of the "CE" mark. The CE mark is now required for medical devices to gain access to the European Union common market. The FDA, recognizing the value of a universally accepted quality system, has patterned its new Quality System Regulations after ISO 9001. CAS is in full compliance with the new Quality System Regulations.

BACKLOG
-------
The Company's practice is to ship its products upon receipt of a customer's order or pursuant to customer-requested ship dates. On December 31, 2001, the Company had a backlog of orders from customers for products with requested ship dates in 2002 totaling approximately $2,369,000, deliverable throughout 2002, as compared to $2,235,000 as of December 31, 2000. During the first quarter of 2002, the Company anticipates fulfilling approximately $926,000 of this backlog.

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

The Company has copyright protection for the software used in its blood pressure and apnea monitors. In the most recent acquisition, existing patent and trademark protection has been contractually transferred to CAS.

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

During November 2000, the Company leased new facilities comprised of approximately 7,300 square feet of manufacturing space, located at 31 Business Park Drive, Branford, Connecticut 06405. The lease expires on December 31, 2002. Minimum annual rentals under the Company's lease agreement are $38,850 for 2002.

These amounts are in addition to the Company's share of real estate taxes and certain utility costs.


ITEM 3. LEGAL PROCEEDINGS
-------------------------
No material legal proceedings involving the Company are pending at this time.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------
         (a) The Common Stock of the Company is traded in the over-the-counter market, commonly referred to as the "pink sheets" under the symbol "CAMY". The following table shows the high and low bid quotations for the Company's Common Stock for each quarterly period for the last two years. These prices reflect inter-dealer prices and may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

         Period Ended                 High                Low
         ------------               -------             -------
         March 31, 2000             $ 1.375             $ 1.031
         June 30, 2000                1.063                .719
         September 30, 2000           1.500                .906
         December 31, 2000            1.875               1.250
         March 31, 2001               1.810                .800
         June 30, 2001                1.100                .800
         September 30, 2001            .900                .400
         December 31, 2001             .750                .540

         (b) The following table sets forth the approximate number of holders of record of Common Stock of the Company on December 31, 2001.

         Title of Class                        Number of Shareholders
         --------------                        ----------------------
         Common Stock, $.004 par value                  429

         (c) No cash dividends have been declared on the Company's common stock during 2001 or 2000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

RESULTS OF OPERATIONS
---------------------

     2001 COMPARED TO 2000
     ---------------------
     Net income for the year ended December 31, 2001 was approximately $174,000 ($0.02 per common share on a diluted basis), compared to approximately $636,000 ($0.06 per common share on a diluted basis) reported for the same period of 2000. While overall sales increased on a comparative basis over the prior year, approximately $4,000,000 of these sales were attributable to our new product line acquired in November 2000. The mix of product sold during 2001, as compared to the same period last year, has been heavily weighted toward product with traditionally lower gross margins. In addition, production and support costs associated with the new product line are running higher than we might otherwise anticipate due to investment necessary to build and strengthen our manufacturing capacity and know-how to support the new line. We have also expanded and invested in building our sales force and administrative functions necessary to support anticipated sales growth for our product line acquired in November 2000.

     The Company's revenues for the year ended December 31, 2001 increased by approximately $2,685,000 or 22 percent to $14,817,000 compared to revenues of approximately $12,132,000 for the comparable period of 2000. Sales of the Apnea product line acquired in November 2000, were primarily responsible for the increase in overall sales, while sales to Original Equipment Manufacturers ("OEM") and electrode products decreased by 17 percent and 28 percent, respectively.

     During November 2000, the Company acquired certain assets and assumed certain liabilities related to the AMI(R) Plus Home Infant Apnea Monitor product line from Mallinkrodt, Inc. for $1.9 million, which was financed with the proceeds from a note payable to a bank. This product line includes apnea monitors, accessories and related data retrieval software programs for hospital and home use. The acquisition included inventories, related manufacturing equipment and intangible assets and accrued expenses. Sales related to the new line were approximately $4.0 million in 2001 and $484,000 in December 2000. The Company and Mallinkrodt, Inc. completed an evaluation of certain design specifications of the product line. As a result of this evaluation, Mallinkrodt, Inc. concurred that certain apnea monitors previously sold required modifications and associated upgrades to address a design deficiency. Under auspices of the FDA, the modifications and upgrades were started during December 2001. Mallinkrodt, Inc. has agreed to reimburse the Company for related engineering and administrative costs and to pay the Company for the modifications/upgrades. Mallinkrodt, Inc. will reimburse the Company for its actual costs plus a margin. The Company has been indemnified by Mallinkrodt, Inc. for the cost of the evaluation, modification and upgrade, as indicated.

     Cost of product sales as a percentage of net product sales was 55.3 percent for the year ended December 31, 2001, compared to 49.2 percent for the same period in 2000. The unfavorable impact was due primarily to product mix, reduced sales of OEM product and component cost increase. The Company is pursuing purchasing or design alternatives and other product cost reductions to improve its gross profit.

     Research and Product Development ("R&D") expenses for the year ended December 31, 2001 were approximately $1,102,000. The reimbursements of $210,000 from Mallinkrodt, Inc. in connection with product line engineering costs and the grant of $242,000 received from the National Institutes of Health (NIH) reduced R&D expenses to approximately $650,000.

     Selling, General and Administrative (SG&A) expenses for the years ended December 31, 2001 and 2000 were approximately $5,632,000 and $4,432,000, respectively. The increase in SG&A expenses of approximately $1,200,000 from the prior year resulted primarily from increases in personnel in sales and marketing functions, increases in selling and marketing expenses, including commissions related to increased sales, as well as increases in insurance and other administrative expenses. These increases were attributable to our new product line acquired in November, 2000.

     The Company received $27,000 in interest income and incurred $238,000 of interest expense during 2001, compared with interest income of $73,000 and interest expense of $110,000 during the prior year. The increase in interest expense resulted primarily from the debt associated with the acquisition of the Apnea product line during November 2000.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------
     As of December 31, 2001, the Company's cash and cash equivalents totaled $337,000 compared to $915,000 at December 31, 2000 and the Company's working capital totaled $5,320,000 on December 31, 2001, compared to $5,435,000 on December 31, 2000. The Company's decreased cash position is due to internally financing the additional leased manufacturing facilities, equipment and additional staff to support the Apnea Monitor product line acquisition. The decrease in working capital was primarily attributable to higher levels of borrowing, primarily associated with the acquisition of the Apnea Monitor product line during November 2000.

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

     During August 2001, the Company increased its existing line of credit with a Connecticut bank to $3,000,000. The line is repayable upon demand and matures in September 2002. Borrowings under the line of credit bear interest at the bank's base rate which may change from time to time. (Base rate as of December 31, 2001 is 4.75%). At December 31, 2001, the amount outstanding under this line was $300,000. The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 10% of the line of credit.

     A summary of the Company's contractual obligations as of December 31, 2001 are as follows:

CONTRACTUAL                           LESS THAN
OBLIGATION                TOTAL         1 YEAR         1-3 YEARS     THEREAFTER
--------------------------------------------------------------------------------
Long-term debt         $2,791,000      $388,000       $1,383,000      $1,020,000
Operating  leases          39,000        39,000                0               0
Line of Credit            300,000       300,000                0               0
                       ----------      --------       ----------      ----------
Total                  $3,130,000      $727,000       $1,383,000      $1,020,000
                       ==========      ========       ==========      ==========

     Cash provided by operations and through the existing line of credit is expected to be the principal source of capital for 2002 and sufficient to fund the Company's growth plans. Management believes that anticipated manufacturing cost savings or design alternatives and other product cost reductions, will improve its cash flow. Management further believes that with the anticipated improved cash flow and profit margin, that the existing line of credit will be renewed.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 - an Amendment of SFAS No. 133" for the sole purpose of updating the effective date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended by SFAS No. 137, did not have an impact on the Company's results of operations or financial condition as the Company does not hold derivative financial instruments and does not engage in hedging activities.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which together significantly change the accounting and disclosures required for these activities and related assets. The primary changes resulting from these standards consist of the cessation of the

"pooling of interests" method of accounting and how goodwill and intangible assets will be segregated, amortized (or not amortized), reviewed for impairment (if any), and disclosed within the footnotes to financial statements. The Company's adoption of SFAS No. 141 will have no impact on the historical financial statements. The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 did not impact the Company's accounting for intangible assets with an aggregate carrying value of $219,110 at December 31, 2001 and such assets will continue to be amortized.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company has not yet quantified the impact, if any, of implementing SFAS No. 144 on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------
Report of Independent Public Accountants                       F-1

Balance Sheets as of December 31, 2001 and 2000                F-2

Statements of Income for the Years Ended
  December 31, 2001, 2000 and 1999                             F-3

Statements of Shareholders' Equity for the
  Years Ended December 31, 2001, 2000 and 1999                 F-4

Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999                             F-5

Notes to Financial Statements                                  F-6 to F-13

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

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
        WITH SECTION 16(A) OF THE EXCHANGE ACT
        --------------------------------------
     Reference is made to the sections entitled "Election of Directors", "Management", and Section 16(a) Beneficial Ownership Reporting Compliance in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 19, 2002, and to be filed with the Securities and Exchange Commission.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------
     Reference is made to the sections entitled "Compensation of Executive Officers" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 19, 2002, and to be filed with the Securities and Exchange Commission.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
     Reference is made to the section entitled "Stock Ownership" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 19, 2002, and to be filed with the Securities Exchange Commission.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
     The Company and Louis P. Scheps have entered into an employment agreement pursuant to which Mr. Scheps serves as President and Chief Executive Officer of the Company. As of September 1, 2000, the employment agreement was amended (as amended, the "Employment Agreement") to extend its term through August 31, 2002 and provide for a base salary of $215,000 per year. The Employment Agreement also provides that if a "Change of Control" (as defined below) occurs, and upon such Change of Control occurring, the Employment Agreement is not extended for a period of at least one year following the stated termination date of the Employment Agreement, then Mr. Scheps shall be paid a lump sum of $250,000 on such stated termination date. "Change of Control" is defined in the Employment Agreement to mean (i) a sale of all or substantially all of the Company's assets, (ii) a merger involving the Company in which the Company is not the survivor and the Company's stockholders prior to the merger control less than fifty percent of the voting stock of the surviving entity, (iii) a sale by the Company's stockholders to an acquirer or acquirers acting in concert of more than a majority of the then outstanding stock of the Company owned by the Company's stockholders, or (iv) any event similar to any of the foregoing. In connection with the amendment of the Employment Agreement, Mr. Scheps was granted a warrant to purchase 100,000 shares of the Company common stock at an exercise price of $1.00 per share. This warrant is exercisable solely in the event of a Change of Control.

     The Company also has an employment agreement with Dr. Myron Cohen under which he serves as Executive Vice President of the Company through December 31, 2002 at an annual base salary of $113,000. There are no benefits payable to Dr. Cohen upon termination of the agreement.


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
------------------------------------------------
         (A)  3.1    (a)  Certificate of Incorporation of Registrant*

                     (b)  By-Laws of Registrant*

              23.1   Consent of Independent Public Accountants

              99.1   Letter to Commission Pursuant to Temporary Note 3T


* Incorporated by reference from the Exhibits filed in the Registrant's Registration Statement, dated April 15, 1985, filed with the Securities and Exchange Commission.

         (B)  Reports on  Form 8-K

              None filed during the fourth quarter of 2001.

                            CAS MEDICAL SYSTEMS, INC.


December 31, 2001

TABLE OF CONTENTS



                                                                        PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-1

FINANCIAL STATEMENTS

    Balance Sheets as of December 31, 2001 and 2000                      F-2

    Statements of Income for the Years Ended December 31,
      2001, 2000 and 1999                                                F-3

    Statements of Shareholders' Equity for the Years Ended
      December 31, 2001, 2000 and 1999                                   F-4

    Statements of Cash Flows for the Years Ended December 31,
      2001, 2000 and 1999                                                F-5

NOTES TO FINANCIAL STATEMENTS                                        F-6 to F-13

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of CAS Medical Systems, Inc.:


We have audited the accompanying balance sheets of CAS Medical Systems, Inc. (a Delaware corporation) as of December 31, 2001 and 2000, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CAS Medical Systems, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Hartford, Connecticut
February 8, 2002

CAS MEDICAL SYSTEMS, INC.

Balance Sheets
December 31, 2001 and 2000

ASSETS                                                2001           2000
                                                  ------------   ------------
CURRENT ASSETS:
    Cash and cash equivalents                     $    337,129   $    914,881
    Accounts receivable, net of allowance
       for doubtful accounts of approximately
       $55,400 and $61,800 in 2001 and
       2000, respectively                            2,805,881      2,728,314
    Inventories                                      3,691,811      3,328,312
    Deferred tax assets                                100,500        160,500
    Other current assets                               194,510         87,072
                                                  ------------   ------------
      Total current assets                           7,129,831      7,219,079
                                                  ------------   ------------

PROPERTY AND EQUIPMENT:
    Land and improvements                              535,000        535,000
    Buildings and improvements                       1,472,162      1,412,287
    Machinery and equipment                          2,132,338      1,838,684
                                                  ------------   ------------
                                                     4,139,500      3,785,971

    Less - accumulated depreciation                  1,540,450      1,176,167
                                                  ------------   ------------
                                                     2,599,050      2,609,804
                                                  ------------   ------------
INTANGIBLE ASSETS, net                                 219,110        281,061
                                                  ------------   ------------
DEFERRED INCOME TAXES                                   56,000              -
                                                  ------------   ------------
      Total assets                                $ 10,003,991   $ 10,109,944
                                                  ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt             $    387,654   $    353,945
    Line-of-credit                                     300,000              -
    Accounts payable                                   667,799        659,942
    Income taxes payable                               144,514        191,425
    Accrued payroll                                     99,977        238,515
    Accrued professional fees                           55,324         60,805
    Accrued warranty expenses                           60,000         70,000
    Other accrued expenses                              94,612        209,173
                                                  ------------   ------------
      Total current liabilities                      1,809,880      1,783,805
                                                  ------------   ------------
LONG-TERM DEBT, less current portion                 2,403,204      2,790,037
                                                  ------------   ------------

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)

SHAREHOLDERS' EQUITY:
    Common stock, $.004 par value per share,
       19,000,000 shares authorized, 9,645,077
       and 9,497,577 shares issued and
       outstanding in 2001 and 2000, respectively       38,581         37,991
    Additional paid-in capital                       2,834,913      2,754,304
    Retained earnings                                2,917,413      2,743,807
                                                  ------------   ------------
      Total shareholders' equity                     5,790,907      5,536,102
                                                  ------------   ------------
      Total liabilities and shareholders' equity  $ 10,003,991   $ 10,109,944
                                                  ============   ============

CAS MEDICAL SYSTEMS, INC.

Statements of Income
For the Years Ended December 31, 2001, 2000 and 1999

                                                      2001           2000           1999
                                                  ------------   ------------   ------------
REVENUES:
    Net product sales                             $ 14,817,187   $ 11,960,900   $  8,266,392
    Licensing fees                                           -        171,172        244,838
                                                  ------------   ------------   ------------
                                                    14,817,187     12,132,072      8,511,230

OPERATING EXPENSES:
    Cost of product sales                            8,189,115      5,881,258      3,531,003
    Selling, general and administrative              5,631,936      4,431,745      3,571,166
    Research and development                           650,065        731,777        575,478
                                                  ------------   ------------   ------------
      Operating income                                 346,071      1,087,292        833,583

INTEREST EXPENSE, net                                 (211,465)       (37,559)        (4,016)
                                                  ------------   ------------   ------------
      Income before (benefit from) provision for
        income taxes                                   134,606      1,049,733        829,567

(BENEFIT FROM) PROVISION FOR INCOME TAXES              (39,000)       414,000        326,000
                                                  ------------   ------------   ------------
      Net income                                  $    173,606   $    635,733   $    503,567
                                                  ============   ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
    Basic                                            9,603,954      9,468,070      9,347,748
                                                  ============   ============   ============
    Diluted                                         10,563,995     10,578,461      9,703,854
                                                  ============   ============   ============
EARNINGS PER COMMON SHARE:
    Basic                                         $        .02   $        .07   $        .05
                                                  ============   ============   ============
    Diluted                                       $        .02   $        .06   $        .05
                                                  ============   ============   ============

CAS MEDICAL SYSTEMS, INC.

Statements of Shareholders' Equity
For the Years Ended December 31, 2001, 2000 and 1999

                                                                  ADDITIONAL
                                          COMMON STOCK             PAID-IN        RETAINED
                                      SHARES         AMOUNT        CAPITAL        EARNINGS        TOTAL
                                   ------------   ------------   ------------   ------------   ------------
BALANCE, December 31, 1998            9,329,277   $     37,317   $  2,697,364   $  1,604,507   $  4,339,188

    Net income                                -              -              -        503,567        503,567
    Common stock issued                 128,300            514         33,262              -         33,776
                                   ------------   ------------   ------------   ------------   ------------
BALANCE, December 31, 1999            9,457,577         37,831      2,730,626      2,108,074      4,876,531

    Net income                                -              -              -        635,733        635,733
    Common stock issued                  40,000            160         23,678              -         23,838
                                   ------------   ------------   ------------   ------------   ------------
BALANCE, December 31, 2000            9,497,577         37,991      2,754,304      2,743,807      5,536,102

    Net income                                -              -              -        173,606        173,606
    Common stock issued                 147,500            590         80,609              -         81,199
                                   ------------   ------------   ------------   ------------   ------------
BALANCE, December 31, 2001            9,645,077   $     38,581   $  2,834,913   $  2,917,413   $  5,790,907
                                   ============   ============   ============   ============   ============

CAS MEDICAL SYSTEMS, INC.

Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999

                                                                     2001           2000           1999
                                                                 ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $    173,606   $    635,733   $    503,567
    Adjustments to reconcile net income to net cash used in
       operating activities:
         Depreciation and amortization                                426,234        329,678        192,894
         Deferred income taxes                                          4,000        (23,000)       (43,000)
         Non-cash compensation                                          8,200              -              -
    Changes in operating assets and liabilities:
         Accounts receivable                                          (77,567)    (1,103,638)      (728,977)
         Inventories                                                 (363,499)      (258,620)      (111,399)
         Other current assets                                        (107,438)       (24,677)        17,902
         Accounts payable and accrued expenses                       (307,634)       334,693       (460,778)
                                                                 ------------   ------------   ------------
                     Net cash used in operating activities           (244,098)      (109,831)      (629,791)
                                                                 ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                                      -     (1,900,000)      (725,000)
    Expenditures for property and equipment                          (353,529)      (218,993)      (145,442)
                                                                 ------------   ------------   ------------
                     Net cash used in investing activities           (353,529)    (2,118,993)      (870,442)
                                                                 ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing under long-term debt                                          -      1,900,000      1,310,000
    Repayments under long-term debt                                  (353,124)       (35,583)       (30,435)
    Borrowings under line-of-credit                                   300,000              -              -
    Proceeds from issuance of common stock                             72,999         23,838         33,776
                                                                 ------------   ------------   ------------
                     Net cash provided by financing activities         19,875      1,888,255      1,313,341
                                                                 ------------   ------------   ------------

                     Net decrease in cash and cash
                         equivalents                                 (577,752)      (340,569)      (186,892)

CASH AND CASH EQUIVALENTS, beginning of year                          914,881      1,255,450      1,442,342
                                                                 ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of year                           $    337,129   $    914,881   $  1,255,450
                                                                 ============   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
     Cash paid during the year for interest                      $    250,140   $     91,596   $     86,153
     Cash paid during the year for income taxes, net of refunds         2,490        568,038        489,353

CAS MEDICAL SYSTEMS, INC.

Notes to Financial Statements
December 31, 2001

(1)     THE COMPANY

        CAS Medical Systems, Inc. (the "Company") operates in one business segment and is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use in the healthcare and medical industry. These products are sold by the Company through its own sales force, via distributors and pursuant to original equipment manufacturer agreements internationally and in the United States. The Company's operations and manufacturing facilities are located in the United States. During 2001, 2000 and 1999, the Company had sales to one customer which, in the aggregate, accounted for approximately 16%, 22% and 14%, respectively, of revenues in each of the three years reported. The Company generated revenues from international sales (principally to Europe), including licensing fee revenues, of approximately $3.0 million, $3.3 million and $2.4 million, respectively, in each of the three years reported.

        The Company's revenues by product line are approximately as follows:

                                  2001              2000              1999
                            -------------     -------------     -------------
            Monitors        $   5,428,000     $   3,854,000     $   1,905,000
            Modules             3,136,000         3,723,000         2,685,000
            Accessories         2,278,000           510,000           143,000
            Electrodes          1,330,000         1,864,000         2,021,000
            Other               2,645,187         2,009,900         1,512,392
                            -------------     -------------     -------------
                            $  14,817,187     $  11,960,900     $   8,266,392
                            =============     =============     =============

      During November 2000, the Company acquired certain assets and assumed certain liabilities related to the AMI(R) Plus Home Infant Apnea Monitor product line from a third party for $1.9 million, which was financed with the proceeds from a note payable to a bank. This product line includes apnea monitors, accessories and related data retrieval software programs for hospital and home use. The acquisition included inventories, related manufacturing equipment and intangible assets and accrued expenses. Sales related to the new line were approximately $4.0 million in 2001 and $484,000 in December 2000. The Company and the third party completed an evaluation of certain design specifications of the product line. As a result of this evaluation, the third party concurred that certain apnea monitors previously sold required modifications and associated upgrades to address a design deficiency. The third party has agreed to reimburse the Company for related engineering and administrative costs and to pay the Company for the modifications/upgrades. The third party will reimburse the Company for its actual costs plus a margin. During 2001, approximately $210,000 and $60,000 of engineering and administrative costs, respectively, are reimbursable under the arrangements. Approximately $137,000 of these costs are included in accounts receivable in the accompanying 2001 balance sheet. Such amounts have been recorded as a reduction of research and development and selling, general and administrative expenses, respectively, in the accompanying statements of income. As provided for in the purchase and sale agreement, the Company has been indemnified by the third party for the cost of the evaluation, modification and upgrade, as indicated. The purchase price as adjusted during the year ended December 31, 2001, was allocated to the assets acquired based upon their estimated fair values at the date of acquisition as follows:

                     Inventories               $  1,340,000
                     Equipment                      225,000
                     Intangible assets              112,600
                     Accrued expenses               (77,600)
                                               ------------
                                               $  1,600,000
                                               ============

        During October 1999, the Company acquired certain assets related to the Event-Link(R) product line from a third party for $725,000. This product line includes infant and adult apnea monitors and accessories for hospital and home use, as well as the Event-Link(R) Software for data retrieval and display. The acquisition included inventories, related manufacturing equipment, intellectual property and licensed technology. Sales related to the new line were approximately $1.4 million, $765,000 and $83,000 in 2001, 2000 and 1999 (3 months), respectively. The purchase price was allocated to the assets acquired based upon their estimated fair values at the date of acquisition as follows:

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

        PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method based on the estimated useful lives of the assets, which range from two to five years, and the building, which has a life of 20 years. Maintenance and repairs are charged to expense when incurred.

        LONG-LIVED ASSETS

        Impairments of long-lived assets are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS No. 121 requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that long-lived assets are fully recoverable, and accordingly, no impairment is reflected in the Company's reported results of operations for the years ended December 31, 2001, 2000 and 1999.

        INTANGIBLE ASSETS

        The purchased intangible assets and licensed technology acquired in connection with the product line acquisitions in 2000 and 1999 are being amortized over five years on the straight-line basis. Amortization expense associated with these intangible assets was approximately $67,000, $45,000 and $6,250 for the years ended December 31, 2001, 2000 and 1999, respectively.

        REVENUE RECOGNITION

        Revenues from product sales are recognized upon passage of title, generally upon shipment. Revenues from licensing fees are recognized over the term of the agreement (Note 5).

        RESEARCH AND DEVELOPMENT COSTS

        The Company expenses research and development costs as incurred.

        EARNINGS PER COMMON SHARE

        The Company computes earnings per common share in accordance with SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially dilutive securities is included. Diluted earnings per share assumes the exercise or conversion of dilutive securities using the treasury stock method.

        As of December 31, 2001, the Company had outstanding options and warrants allowing for the purchase of 946,400 and 1,395,000 shares of common stock, respectively.

        Under SFAS No. 128, a summary of the Company's basic and diluted earnings per share is as follows:

                                                   2001         2000          1999
                                               -----------   -----------   -----------
        Net income                             $   173,606   $   635,733   $   503,567
                                               ===========   ===========   ===========

        Weighted average shares outstanding      9,603,954     9,468,070     9,347,748
        Add: Dilutive effect of outstanding
             warrants and options                  960,041     1,110,391       356,106
                                               -----------   -----------   -----------
        Total weighted average shares of
             dilutive securities outstanding    10,563,995    10,578,461     9,703,854
                                               ===========   ===========   ===========
        Earnings per share - basic             $       .02   $       .07   $       .05
                                               ===========   ===========   ===========
        Earnings per share - dilutive          $       .02   $       .06   $       .05
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

        SEGMENT REPORTING

        SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in only one segment. In addition, all long-lived assets are maintained in the United States.

        NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 - an Amendment of SFAS No. 133" for the sole purpose of updating the effective date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended by SFAS No. 137, did not have an impact on the Company's results of operations or financial condition as the Company does not hold derivative financial instruments and does not engage in hedging activities.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets," which together significantly change the accounting and disclosures required for these activities and related assets. The primary changes resulting from these standards consist of the cessation of the "pooling of interests" method of accounting and how goodwill and intangible assets will be segregated, amortized (or not amortized), reviewed for impairment (if any), and disclosed within the footnotes to financial statements. The Company's adoption of SFAS No. 141 will have no impact on the historical financial statements. The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 did not impact the Company's accounting for intangible assets with an aggregate carrying value of $219,110 at December 31, 2001 and such assets will continue to be amortized.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company has not yet quantified the impact, if any, of implementing SFAS No. 144 on the Company's financial statements.

(3)     INVENTORIES

        Inventories include costs of materials, labor and manufacturing overhead.

        Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                                   2001            2000
                                               ------------   ------------
                Raw materials                  $  2,013,824   $  2,566,513
                Work in process                     896,477        432,537
                Finished goods                      781,510        329,262
                                               ------------   ------------
                                               $  3,691,811   $  3,328,312
                                               ============   ============

(4)     FINANCING ARRANGEMENTS

        LINE-OF-CREDIT

        In August 2001, the Company increased its line-of-credit with a Connecticut bank to $3,000,000 from $2,000,000. The line is repayable upon demand and matures in September 2002. Borrowings under the line-of-credit bear interest at the bank's base rate which may change from time to time (4.75% at December 31, 2001). During 2001, the maximum month-end borrowing outstanding under this line was $500,000, the weighted average borrowing was $152,466 and the weighted average interest rate on amounts outstanding was 6.09%. Borrowings outstanding under the line were $300,000 and $0 at December 31, 2001 and 2000, respectively. The bank has a first security interest in substantially all assets of the Company and requires a compensating balance equal to 10% of the line-of-credit.

        LONG-TERM DEBT                                2001           2000
                                                  ------------   ------------
        Long-term debt consists of the following:

        Mortgage payable to a bank in monthly
          installments, including interest,
          of approximately $11,000 at 7.25%
          per annum, secured by the Company's
          primary operating facilities            $  1,205,731   $  1,243,982

        Note payable to a bank in monthly
          installments, including interest, of
          approximately $39,100 at 8.59% per
          annum, secured by substantially all
          corporate assets                           1,585,127      1,900,000
                                                  ------------   ------------
                                                     2,790,858      3,143,982

        Current portion                                387,654        353,945
                                                  ------------   ------------
                                                  $  2,403,204   $  2,790,037
                                                  ============   ============

     Scheduled maturities of principal under long-term debt over the next five years are as follows:

                 2002                             $    387,654
                 2003                                  419,727
                 2004                                  457,080
                 2005                                  505,969
                 2006                                   54,905
                 Thereafter                            965,523
                                                  ------------
                                                  $  2,790,858
                                                  ============
(5)     LICENSE AGREEMENTS

        On July 27, 1994, the Company entered into a four-year licensing agreement (subsequently amended through the year 2000) with a major European manufacturer of medical equipment, canceling and superseding a prior licensing agreement with this company. The agreement granted a nonexclusive license to use the Company's blood pressure technology for a specific application. As part of this agreement, the Company received $1,500,000 plus royalties through the year 2000. The manufacturer had the option to extend the license to 2006 through which the Company would earn royalties. As of December 31, 2001, the manufacturer had not exercised its option to extend the license.

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

        In June 1994, the Board of Directors and shareholders adopted the 1994 Employees' Incentive Stock Option Plan (the "1994 Plan"). Pursuant to the 1994 Plan, as amended, 1,250,000 shares of common stock have been reserved for employee (including officers and directors) purchase. The 1994 Plan is the successor to the 1984 Plan and contains provisions which are similar to those of the 1984 Plan.

        SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's 2001, 2000 and 1999 net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                     2001           2000           1999
                                                                 ------------   ------------   ------------
           Net income:          As reported                      $    173,606   $    635,733   $    503,567
                                Pro forma                              84,706        567,568        488,508

           Earnings per share:  As reported - Basic                       .02            .07            .05
                                Pro forma - Basic                         .01            .06            .05
                                As reported - Diluted                     .02            .06            .05
                                Pro forma - Diluted                       .01            .05            .05

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: risk-free interest rates of 5.3%, 6.1% and 6.3%, expected lives of 10 years; dividend yield of 0% and expected volatility of 77%, 78% and 73%, respectively.

        During the year ended December 31, 2001, the Company recorded stock-based compensation of $8,200 based upon the fair value of 10,000 shares of common stock issued to a service provider.

        A summary of the Company's stock option plans and changes during the years then ended is presented below:

                                              2001                          2000                          1999
                                   ---------------------------   ---------------------------   ---------------------------
                                                    WEIGHTED                      WEIGHTED                      WEIGHTED
                                                     AVERAGE                       AVERAGE                       AVERAGE
                                                    EXERCISE                      EXERCISE                      EXERCISE
                                      SHARES         PRICE          SHARES         PRICE          SHARES         PRICE
                                   ------------   ------------   ------------   ------------   ------------   ------------
           Outstanding at
               beginning of year        886,400      $  .57           963,900      $  .57           650,100      $  .57
                 Granted                275,000         .83            25,000         .50           474,400         .54
                 Exercised             (137,500)        .53           (40,000)        .60          (128,300)        .26
                 Canceled               (77,500)        .67           (62,500)        .52           (32,300)       1.10
                                   ------------                  ------------                  ------------
           Outstanding at end
               of year                  946,400      $  .64           886,400      $  .57           963,900      $  .57
                                   ============                  ============                  ============
           Exercisable at end
               of year                  671,400      $  .57           671,700      $  .58           483,250      $  .61
                                   ============                  ============                  ============
           Weighted average fair
               value of options
               granted during
               the year                              $  .71                        $  .42                        $  .44

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                  WEIGHTED
                                   AVERAGE      WEIGHTED                WEIGHTED
                                  REMAINING     AVERAGE                 AVERAGE
    RANGE OF         NUMBER      CONTRACTUAL    EXERCISE      NUMBER    EXERCISE
 EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE   PRICE

 $.31 - $  .38       150,000         1.3         $.36        150,000      $.36
  .51 -    .65       459,400         8.3          .53        359,400       .54
  .75 -   1.52       337,000         5.7          .93        162,000       .83
 -------------      --------                                --------
 $.31 - $ 1.52       946,400         6.3          .64        671,400       .57
 =============      ========                                ========

        WARRANTS

        Prior to 1999, the Company granted outstanding warrants to purchase 1,395,000 shares of common stock at exercise prices ranging from $.31 to $1.00 per common share. None of the warrants have been exercised as of December 31, 2001. Warrants to purchase 1,395,000 shares of common stock at a weighted average exercise price of $.51 per share remain outstanding at December 31, 2001. These warrants have no specific expiration date.

(7)     LIFE INSURANCE

        During 2001, 2000 and 1999, the Company paid term-life insurance premiums of approximately $40,700, $33,000 and $27,900, respectively, for life insurance policies on the lives of two officers of the Company. The policies are in the face amounts of $1,000,000 and $650,000. The beneficiaries of $250,000 and $150,000, respectively, of the policies are designated by the insured. The Company is the beneficiary of the balance.

(8)     401(K) PLAN

        The Company maintains a 401(k) benefit plan for its employees which generally allows participants to make contributions by salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis and discretionary contributions by the Company. The 2001, 2000 and 1999 contributions by the Company were $50,386, $49,961 and $44,075, respectively.

        The Company does not provide other post-retirement or other post-employment benefits.

(9)     INCOME TAXES

        The Company follows SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for future tax consequences resulting from differences between the book and tax basis of existing assets and liabilities. In addition, SFAS No. 109 requires the recognition of future tax benefits to the extent that realization of such benefits are more likely than not.

     The (benefit from) provision for taxes consisted of the following at December 31:

                                       2001           2000           1999
                                   ------------   ------------   ------------
     Current:
       Federal                     $    (48,000)  $    377,000   $    286,000
       State                              5,000         60,000         83,000
                                   ------------   ------------   ------------
         Total                          (43,000)       437,000        369,000
                                   ------------   ------------   ------------

     Deferred:
       Federal                            3,000        (20,000)       (33,000)
       State                              1,000         (3,000)       (10,000)
                                   ------------   ------------   ------------
         Total                            4,000        (23,000)       (43,000)
                                   ------------   ------------   ------------
         (Benefit from) provision
           for income taxes        $    (39,000)  $    414,000   $    326,000
                                   ============   ============   ============

        During 1999 and 2000, the effective tax rate differed from the federal statutory rate of 34% in each year principally due to state income taxes. During the year ended December 31, 2001, the effective tax rate of (6%) differed from the federal statutory rate of 34% due to permanent income tax benefits on foreign sales (16%) and the reversal of income tax reserves no longer required (24%).

        The components of the Company's deferred tax assets at December 31 are approximately as follows:

                                       2001           2000
                                   ------------   ------------
           Inventories             $     60,000   $     66,000
           Warranty reserve              21,000         11,000
           Bad debt reserve              19,500         23,000
           Other                         56,000         60,500
                                   ------------   ------------
                                   $    156,500   $    160,500
                                   ============   ============

(10)    OPERATING LEASES

        The Company began leasing additional facilities and equipment in December 2000 to support its 2000 product line acquisition. Lease payments of approximately $5,000 are due monthly through 2002.

(11)    GRANT AWARD

        In September 2000, the Company was awarded a Phase II grant by the National Institute of Neurological Disorders and Stroke of the National Institutes of Health under its Small Business Innovative Research Program. This grant, expected to be between $800,000 and $1,000,000, will be used to continue development of a new technology that can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of the grant, the Company will be reimbursed for qualifying expenditures under the agreement. Funding provided to the Company is recorded as a reduction of the related research expenses. During the year ended December 31, 2001, approximately $242,100 of costs were reimbursable under the grant.

(12)    COMMITMENTS AND CONTINGENCIES
        The Company is committed under employment agreements with two officers for payments aggregating approximately $328,000 per year which expire on December 31, 2002 and August 31, 2002.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAS MEDICAL SYSTEMS, INC.
-------------------------
(Registrant)



/s/ Louis P. Scheps                               Date:  March 22, 2002
-----------------------------------
By:  Louis P. Scheps
     (President, Chief Executive Officer
      and Chief Financial Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Myron L. Cohen                                Date:  March 22, 2002
-----------------------------------
Myron L. Cohen, Director



/s/ Lawrence Burstein                             Date:  March 22, 2002
-----------------------------------
Lawrence Burstein, Director



/s/ Jerome Baron                                  Date:  March 22, 2002
-----------------------------------
Jerome Baron, Director



/s/ Saul Milles                                   Date:  March 22, 2002
-----------------------------------
Saul Milles, Director



/s/ Louis P. Scheps                               Date:  March 22, 2002
-----------------------------------
Louis P. Scheps, Director