Form 10KSB40/A
period 2001-12-31
CAS MEDICAL SYSTEMS INC
filed 2002-03-27
CIK 764579

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                 Amendment No. 1


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


(12)    COMMITMENTS AND CONTINGENCIES
        The Company is committed under an employment agreement with one officer for payments aggregating approximately $215,000 per year which expire on August 31, 2002.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAS MEDICAL SYSTEMS, INC.
-------------------------
(Registrant)



/s/ Louis P. Scheps                               Date:  March 27, 2002
-----------------------------------
By:  Louis P. Scheps
     (President, Chief Executive Officer
      and Chief Financial Officer)