Form 10QSB
period 2002-03-31
CAS MEDICAL SYSTEMS INC
filed 2002-05-09
CIK 764579

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


                        For Quarter Ended March 31, 2002


                        Commission File Number 2-96271-B



                            CAS MEDICAL SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                        06-1123096
           ---------                                       -----------
(State or other jurisdiction of                          (I.R.S. employer
 incorporation of organization)                         identification no.)



              44 East Industrial Road, Branford, Connecticut 06405
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)



                                 (203) 488-6056
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                         -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.004 par value:   9,645,077 shares as of May 1, 2002.
                                 ----------------------------------

================================================================================

                                                                       Form 10-Q
                                                                  March 31, 2002
                                                                          Page 2



                                     PART I.
                                     -------


ITEM 1.  FINANCIAL INFORMATION
-------  ---------------------

         The financial statements included herein have been prepared by CAS Medical Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto and management's discussion and analysis included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001.


         In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of March 31, 2002, and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001 have been included in the accompanying unaudited financial statements.

                                                                       Form 10-Q
                                                                  March 31, 2002
                                                                          Page 3


                            CAS Medical Systems, Inc.

            Balance Sheets as of March 31, 2002 and December 31, 2001
            ---------------------------------------------------------
                                   (unaudited)


                                                     March 31,      December 31,
ASSETS                                                 2002             2001
------                                             ------------     ------------
Current Assets:
    Cash and cash equivalents                      $    266,921     $    337,129
    Accounts receivable, net of
      allowance for doubtful accounts                 3,052,246        2,805,881
    Inventory                                         3,662,724        3,691,811
    Other current assets                                221,355          295,010
                                                   ------------     ------------

Total current assets                                  7,203,246        7,129,831
                                                   ------------     ------------
Property and Equipment
    Land and improvements                               535,000          535,000
    Building and improvements                         1,472,162        1,472,162
    Machinery and equipment                           2,151,233        2,132,338
                                                   ------------     ------------
                                                      4,158,395        4,139,500

    Less-Accumulated depreciation                     1,633,895        1,540,450
                                                   ------------     ------------
                                                      2,524,500        2,599,050
                                                   ------------     ------------
Intangible Assets and Deferred Tax Assets               258,260          275,110
                                                   ------------     ------------
Total assets                                       $  9,986,006     $ 10,003,991
                                                   ============     ============



    The accompanying notes are an integral part of these financial statements

                                                                       Form 10-Q
                                                                  March 31, 2002
                                                                          Page 4



                            CAS Medical Systems, Inc.

            Balance Sheets as of March 31, 2002 and December 31, 2001
            ---------------------------------------------------------
                                   (unaudited)

                                                     March 31,      December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                   2002             2001
------------------------------------               ------------     ------------
Current Liabilities:
    Current portion of long-term debt              $    387,654     $    387,654
    Line of credit                                      500,000          300,000
    Accounts payable                                    580,594          667,799
    Income taxes payable                                138,612          144,514
    Other accrued expenses                              228,019          309,913
                                                   ------------     ------------
        Total current liabilities                     1,834,879        1,809,880
                                                   ------------     ------------
Long-term Debt, less current portion                  2,309,644        2,403,204
                                                   ------------     ------------
Shareholders' Equity:
    Common stock                                         38,581           38,581
    Additional paid-in capital                        2,834,913        2,834,913
    Retained earnings                                 2,967,989        2,917,413
                                                   ------------     ------------
        Total shareholders' equity                    5,841,483        5,790,907
                                                   ------------     ------------
Total liabilities and shareholders' equity         $  9,986,006     $ 10,003,991
                                                   ============     ============



    The accompanying notes are an integral part of these financial statements

                                                                       Form 10-Q
                                                                  March 31, 2002
                                                                          Page 5


                            CAS Medical Systems, Inc.

                              Statements of Income
                              --------------------

                           For the Three Months Ended
                           --------------------------

                             March 31, 2002 and 2001
                             -----------------------
                                   (Unaudited)



                                                  Three Months Ended March 31,
                                                -------------------------------
                                                    2002               2001
                                                ------------       ------------
REVENUES:
    Net product sales                           $  3,903,980       $  3,691,619

OPERATING EXPENSES:
    Cost of product sales                          2,321,213          2,021,253
    Selling, general & administrative              1,198,709          1,378,446
    Research & development                           262,118            240,314
                                                ------------       ------------
    Operating income                                 121,940             51,606

INTEREST (EXPENSE), net                              (57,064)           (51,518)
                                                ------------       ------------
    Income before income taxes                        64,876                 88

PROVISION FOR INCOME TAXES                            14,300                 35
                                                ------------       ------------
    Net Income                                  $     50,576       $         53
                                                ============       ============
Weighted average number of
common shares outstanding:
    Basic                                          9,645,077          9,539,799
                                                ============       ============
    Diluted                                       10,128,110         10,922,657
                                                ============       ============
Earnings per common share:
    Basic                                       $       0.01       $       0.00
                                                ============       ============
    Diluted                                     $       0.00       $       0.00
                                                ============       ============



    The accompanying notes are an integral part of these financial statements

                                                                       Form 10-Q
                                                                  March 31, 2002
                                                                          Page 6

                            CAS Medical Systems, Inc.

                            Statements of Cash Flows
                            ------------------------

               For the Three Months Ended March 31, 2002 and 2001
               --------------------------------------------------
                                   (Unaudited)

                                                                              March 31,
                                                                     --------------------------
                                                                        2002            2001
                                                                     ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                       $   50,576      $       53
    Adjustments to reconcile net income to
      net cash used in operating activities:
    Depreciation and amortization                                       110,295         101,680
Changes in operating assets and liabilities:
    Accounts receivable                                                (246,365)        154,761
    Inventories                                                          29,087         (43,525)
    Other current assets                                                 73,655          25,299
    Accounts payable and accrued expenses                              (175,001)       (272,117)
                                                                     ----------      ----------

    Net cash used in operating activities                              (157,753)        (33,849)
                                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property and equipment                             (18,895)       (162,669)
    Other assets                                                             --          (8,350)
                                                                     ----------      ----------

    Net cash used in investing activities                               (18,895)       (171,019)
                                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments under long-term debt                                     (93,560)       (111,214)
    Borrowings under line-of-credit                                     200,000              --
    Proceeds from issuance of common stock                                   --          32,050
                                                                     ----------      ----------

    Net cash provided by (used in) financing activities                 106,440         (79,164)
                                                                     ----------      ----------

    Net decrease in cash and cash equivalents                           (70,208)       (284,032)

CASH AND CASH EQUIVALENTS, beginning of year                            337,129         914,881
                                                                     ----------      ----------

CASH AND CASH EQUIVALENTS, end of year                               $  266,921      $  630,849
                                                                     ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                         $   59,084      $   62,964
    Cash paid during the period for income taxes, net of refunds     $   10,506      $   22,361

    The accompanying notes are an integral part of these financial statements

                                                                       Form 10-Q
                                                                  March 31, 2002
                                                                          Page 7

                            CAS Medical Systems, Inc.

                          Notes to Financial Statements

                                 March 31, 2002

(1)  The Company:

     CAS Medical Systems, Inc., (the Company), was organized in 1984 primarily to serve neonatal and pediatric units in hospitals. Today, the Company is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use in the health care and medical industry. These products are sold by the Company direct to customers through its own sales force, through distributors, pursuant to Original Equipment Manufacturer agreements internationally and in the United States.


(2)  Inventory:

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At March 31, 2002 and December 31, 2001, inventory consisted of the following:

                                     March 31,     December 31,
                                       2002            2001
                                    ----------      ----------
     Raw Material                   $2,236,954      $2,013,824
     Work-In-Process                   681,433         896,477
     Finished Inventory                744,337         781,510
                                    ----------      ----------
                                    $3,662,724      $3,691,811
                                    ==========      ==========

(3)  Earnings Per Common Share:

     The following tables summarize the Company's calculation of Basic and Diluted Earnings per Share ("EPS") for the three month period ended March 31, 2002 and 2001:

                                         Three Months Ended March 31, 2002
                                    ------------------------------------------
                                                 Weighted Average
                                      Income          Shares        Per Share
                                    (Numerator)    (Denominator)      Amount
                                    ----------      ----------      ----------
Basic EPS
  Income available to
   common stockholders              $   50,576       9,645,077      $      .01
Effect of Dilutive Securities:
  Options                                   --          90,358              --
  Warrants                                  --         392,675              --
                                    ----------      ----------      ----------
Diluted EPS                         $   50,576      10,128,110      $      .00
                                    ==========      ==========      ==========

                                                                       Form 10-Q
                                                                  March 31, 2002
                                                                          Page 8


                                         Three Months Ended March 31, 2001
                                    ------------------------------------------
                                                 Weighted Average
                                      Income          Shares        Per Share
                                    (Numerator)    (Denominator)      Amount
                                    ----------      ----------      ----------
Basic EPS
  Income available to
   common stockholders              $       53       9,539,799      $      .00
Effect of Dilutive Securities:
  Options                                   --         494,582              --
  Warrants                                  --         888,276              --
                                    ----------      ----------      ----------
Diluted EPS                         $       53      10,922,657      $      .00
                                    ==========      ==========      ==========


     The Company has outstanding 962,000 and 50,000 shares of potentially dilutive securities at March 31, 2002 and 2001, respectively, that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

(4)  Debt

     The Company has a $3,000,000 line of credit with a Connecticut bank. The line is repayable upon demand and matures in September 2002. Borrowings under the line of credit bear interest at the rate of the bank's base rate which may change from time to time and availability is subject to defined levels of eligible accounts receivable and inventory. (Base rate as of March 31, 2002 is 4.75 percent.) The bank has a first security interest in all assets of the Company and requires a compensating balance equal to 10% of the line of credit.

(5)  Grant Award

     On September 22, 2001 the Company was awarded a Phase II Grant by the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NIH) under its Small Business Innovative Research Program. This grant, expected to be between $800,000 and $1,000,000, will be used to continue development of a new technology that can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of the grant, the Company will be reimbursed for qualifying expenditures under the agreement. Funding provided to the Company is recorded as a reduction of the related research expenses. Funding received by the Company was $58,269 and $0 for the three months ended March 31, 2002 and 2001, respectively.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

Results of Operations
---------------------

     The Company earned approximately $51,000 ($0.01 per common share), for the first quarter of 2002, compared to zero income reported for the first quarter of 2001. The 2002 earnings was favorably impacted by increased revenues and reduction in SG&A expenses.

                                                                       Form 10-Q
                                                                  March 31, 2002
                                                                          Page 9



     The Company's revenues for the three month period ended March 31, 2002 were approximately $3,904,000, exceeding the comparable period in 2001 by approximately $212,000 or 5.7 percent. The increase was primarily attributable to increased shipments of non-invasive blood pressure (NIPB) modules to Original Equipment Manufacturers ("OEM") who utilize the Company technology, accessories and services for the Apnea monitor. Sales of neonatal products and blood pressure monitors decreased by 6.7 percent and 36.4 percent, respectively.

     Total cost of product sales as a percentage of net product sales was 59.5 percent for the three month period ended March 31, 2002, compared to 54.8 percent for the same period of 2001. The unfavorable impact is due primarily to changes in product and market mix in 2002, compared to the prior year. The Company continues to target improvements in product cost to maintain the Company's competitive position.

     Selling, general and administrative expenses (SG&A) were approximately $1,199,000 as of March 31, 2002, compared to approximately $1,378,000 for the same period of 2001, a decrease of approximately $179,000. The decrease in SG&A expense is due primarily to reduction of advertising/promotion expenses for the Apnea product line that was heavily promoted during 2001.

     Research and Development (R&D) aggregate expenses for the period ended March 31, 2002, were approximately $321,000 compared to approximately $240,000 for the same period of 2001. Approximately $58,000 and $0 of the National Institutes of Health (NIH) grant reduced R&D expenses to approximately $262,000 and $240,000 for the periods ended March 31, 2002 and 2001, respectively. Higher level of salaries and related expenses, clinical research and outside consulting, were primarily responsible for the net increase.

     The provision for income taxes of $14,300 and $35 for the three month period ended March 31, 2002 and 2001, respectively, represents federal and state income taxes. The current year income tax effective rate is approximately 22% and is less than the expected statutory rate due to exclusion of qualifying foreign trade income and benefit from expected research and development tax credits.

Backlog
-------

     The Company's practice is to ship its products upon receipt of a customer's order or pursuant to customer-requested ship dates. On March 31, 2002, the Company had a backlog of orders from customers for products with requested ship dates in 2002 totaling approximately $923,000, deliverable throughout 2002. During the second quarter of 2002, the Company anticipates fulfilling approximately $661,000 of this backlog.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     At March 31, 2002, the Company's cash and cash equivalents totaled $267,000 compared to $337,000 at December 31, 2001 (a decrease of 20.8%) and the Company's working capital totaled $5,368,000 on March 31, 2002, compared to $5,320,000 on December 31, 2001. The Company's decreased cash position is due to increases in accounts receivable caused by timing of shipments, increases in inventory levels and payments of year-end accounts payable, partially offset by net income and borrowings under the line-of-credit. During the quarter ended March 31, 2002, the Company invested in short-term notes, earning interest of approximately $2,000.

                                                                       Form 10-Q
                                                                  March 31, 2002
                                                                         Page 10



     At March 31, 2002, the Company had a line of credit with a Connecticut bank totaling $3,000,000. Borrowings under the line bear interest at the bank's base rate, which may change from time to time (4.75% at March 31, 2002). At March 31, 2002, there was $500,000 outstanding under this line.

     Our cash requirements for 2002 and beyond will depend upon a number of factors, including our ability to generate sales orders while controlling manufacturing and overhead costs, and the timing and level of sales and marketing activities. We believe that cash on hand, cash expected to be generated from operations in 2002, and cash available under our line of credit will be sufficient to meet the Company's short-term liquidity needs.



                                     PART II
                                     -------


ITEM 6.  EXHIBITS AND REPORTS
-------  --------------------

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


CAS MEDICAL SYSTEMS, INC.
-------------------------
     (Registrant)



/s/  Louis P. Scheps                               Date: May 9, 2002
-------------------------
Louis P. Scheps
(President and Chief Executive Officer
and Chief Financial Officer)