Form 10QSB
period 2002-06-30
CAS MEDICAL SYSTEMS INC
filed 2002-08-08
CIK 764579

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


                         For Quarter Ended June 30, 2002


                        Commission File Number 2-96271-B



                            CAS MEDICAL SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



          Delaware                                          06-1123096
-------------------------------                          ----------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common Stock, $.004 par value:  9,645,077 shares as of August 7, 2002.
                                -------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes [_]      No [X]

================================================================================

                                                                     Form 10-QSB
                                                                   June 30, 2002
                                                                          Page 2



                         PART I - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

         The condensed financial statements included herein have been prepared by CAS Medical Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2001.


         In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of June 30, 2002, and the results of its operations and its cash flows for the period then ended have been included in the accompanying unaudited financial statements.

                                                                     Form 10-QSB
                                                                   June 30, 2002
                                                                          Page 3


                            CAS Medical Systems, Inc.

                                 Balance Sheets
                                 --------------
                                   (unaudited)
                    As of June 30, 2002 and December 31, 2001
                    -----------------------------------------


Assets
------                                             June 30,        December 31,
                                                     2002              2001
                                                 ------------      ------------
Current Assets:
    Cash and cash equivalents                    $    199,382      $    337,129
    Accounts receivable, net of allowance
      for doubtful accounts                         2,426,696         2,805,881
    Inventory                                       4,126,126         3,691,811
    Other current assets                              170,853           295,010
                                                 ------------      ------------
       Total current assets                         6,923,057         7,129,831
                                                 ------------      ------------
Property and Equipment
    Land and improvements                             535,000           535,000
    Building and improvements                       1,472,162         1,472,162
    Machinery and equipment                         2,173,623         2,132,338
                                                 ------------      ------------
                                                    4,180,785         4,139,500

    Less-Accumulated depreciation                  (1,727,312)       (1,540,450)
                                                 ------------      ------------
                                                    2,453,473         2,599,050
                                                 ------------      ------------
Intangible Assets and Deferred Tax Assets             261,410           275,110
                                                 ------------      ------------
       Total assets                              $  9,637,940      $ 10,003,991
                                                 ============      ============






                   See Notes to Condensed Financial Statements

                                                                     Form 10-QSB
                                                                   June 30, 2002
                                                                          Page 4





                            CAS Medical Systems, Inc.

                                 Balance Sheets
                                 --------------
                                   (unaudited)
                    As of June 30, 2002 and December 31, 2001
                    -----------------------------------------



                                                     June 30,       December 31,
Liabilities and Shareholders' Equity                   2002             2001
------------------------------------               ------------     ------------

Current Liabilities:
    Current portion of long-term debt              $    387,654     $    387,654
    Line of credit                                      200,000          300,000
    Accounts payable                                    631,517          667,799
    Income taxes payable                                136,043          144,514
    Other accrued expenses                              238,303          309,913
                                                   ------------     ------------
       Total current liabilities                      1,593,517        1,809,880
                                                   ------------     ------------
Long-term debt, less current portion                  2,214,748        2,403,204
                                                   ------------     ------------
Shareholders' equity:
    Common stock                                         38,581           38,581
    Additional paid-in capital                        2,834,913        2,834,913
    Retained earnings                                 2,956,181        2,917,413
                                                   ------------     ------------
       Total shareholders' equity                     5,829,675        5,790,907
                                                   ------------     ------------
Total liabilities and shareholders' equity         $  9,637,940     $ 10,003,991
                                                   ============     ============




                   See Notes to Condensed Financial Statements

                                                                     Form 10-QSB
                                                                   June 30, 2002
                                                                          Page 5


                            CAS Medical Systems, Inc.

                              Statements of Income
                              --------------------
                                   (unaudited)
                    For the Six Months and Three Months Ended
                    -----------------------------------------

                             June 30, 2002 and 2001
                             ----------------------

                                                  Six Months Ended                  Three Months Ended
                                                      June 30,                            June 30,
                                           ------------------------------      ------------------------------
                                               2002              2001              2002              2001
                                           ------------------------------------------------------------------
REVENUES:
     Net product sales                     $  7,546,719      $  7,299,742      $  3,642,739      $  3,608,123

OPERATING EXPENSES:
     Cost of product sales                    4,241,495         4,012,674         1,920,282         1,991,421
     Selling, general & administrative        2,500,171         2,814,145         1,301,462         1,435,699
     Research & development                     644,046           479,510           381,928           239,196
                                           ------------      ------------      ------------      ------------
     Operating income (loss)                    161,007            (6,587)           39,067           (58,193)

INTEREST EXPENSE, net                          (114,339)         (105,847)          (57,275)          (54,329)
                                           ------------      ------------      ------------      ------------
     Income (loss) before income taxes           46,668          (112,434)          (18,208)         (112,522)

PROVISION (BENEFIT) FOR INCOME TAXES              7,900           (43,965)           (6,400)          (44,000)
                                           ------------      ------------      ------------      ------------
     Net income (loss)                     $     38,768      $    (68,469)     $    (11,808)     $    (68,522)
                                           ============      ============      ============      ============
Weighted average number of common
shares outstanding:
     Basic                                    9,645,077         9,562,149         9,645,077         9,584,253
                                           ============      ============      ============      ============
     Assuming dilution                       10,124,054         9,562,149         9,645,077         9,584,253
                                           ============      ============      ============      ============
Earnings per common share:
     Basic                                 $       0.00      $      (0.01)     $       0.00      $      (0.01)
                                           ============      ============      ============      ============
     Assuming dilution                     $       0.00      $      (0.01)     $       0.00      $      (0.01)
                                           ============      ============      ============      ============

                   See Notes To Condensed Financial Statements

                                                                     Form 10-QSB
                                                                   June 30, 2002
                                                                          Page 6


                            CAS Medical Systems, Inc.

                            Statements of Cash Flows
                            ------------------------
                 For the Six Months Ended June 30, 2002 and 2001
                 -----------------------------------------------
                                   (Unaudited)


                                                        2002            2001
                                                     ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $   38,768      $  (68,469)
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                       200,562         200,485
    Changes in Operating Assets and Liabilities:
      Accounts receivable                               379,185         370,086
      Inventory                                        (434,315)       (480,563)
      Other current assets                              124,157          44,203
      Accounts payable and accrued expenses            (116,363)       (376,809)
                                                     ----------      ----------

  Net cash provided by (used in) operating activities   191,994        (311,067)
                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment               (41,285)       (183,786)
                                                     ----------      ----------

  Net cash used in investing activities                 (41,285)       (183,786)
                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under line of credit                      (100,000)             --
  Repayments of long-term debt                         (188,456)       (196,184)
  Proceeds from issuance of common stock                     --          81,199
                                                     ----------      ----------

  Net cash used in financing activities                (288,456)       (114,985)
                                                     ----------      ----------

  Net decrease in cash and cash equivalents            (137,747)       (609,838)

CASH AND CASH EQUIVALENTS, at beginning of period       337,129         914,881
                                                     ----------      ----------

CASH AND CASH EQUIVALENTS, at end of period          $  199,382      $  305,043
                                                     ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest           $  118,613      $  124,498
  Cash paid during the period for income taxes       $   16,371      $   48,769




                   See Notes to Condensed Financial Statements

                                                                     Form 10-QSB
                                                                   June 30, 2002
                                                                          Page 7



                            CAS Medical Systems, Inc.

                     Notes to Condensed Financial Statements


(1)  The Company:

     CAS Medical Systems, Inc. (the "Company") was organized in 1984 primarily to serve neonatal and pediatric units in hospitals. Today, the Company is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use in the health care and medical industry. These products are sold by the Company direct to customers through its own sales force, through distributors and pursuant to Original Equipment Manufacturer agreements internationally and in the United States.

(2)  Inventory:

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At June 30, 2002 and December 31, 2001, inventory consisted of the following:

                             June 30,     December 31,
                               2002           2001
                            -------------------------
     Raw Material           $2,521,815     $2,013,824
     Work-In-Process           577,023        896,477
     Finished Inventory      1,027,288        781,510
                            ----------     ----------
                            $4,126,126     $3,691,811
                            ==========     ==========


(3)  Earnings Per Common Share:

     The following tables summarize the Company's calculation of Basic and Diluted Earnings per Share ("EPS") for the three and six month periods ended June 30, 2002 and 2001:

                                               Three Months Ended
                                                  June 30, 2002
                                                  -------------
                                                Weighted Average
                                   Income
                                   (Loss)            Shares         Per Share
                                 (Numerator)      (Denominator)       Amount
                                -----------------------------------------------
Basic EPS                       $    (11,808)        9,645,077     $       0.00

Effect of Dilutive Securities:
  Options                                 --                --               --
  Warrants                                --                --               --
                                ------------      ------------     ------------
Diluted EPS                     $    (11,808)        9,645,077     $       0.00
                                ------------      ------------     ------------

                                                                     Form 10-QSB
                                                                   June 30, 2002
                                                                          Page 8



                                                Six Months Ended
                                                  June 30, 2002
                                                  -------------
                                                Weighted Average
                                   Income
                                   (Loss)            Shares         Per Share
                                 (Numerator)      (Denominator)       Amount
                                -----------------------------------------------
Basic EPS                       $     38,768         9,645,077     $      (0.00)

Effect of Dilutive Securities:
  Options                                 --            88,475               --
  Warrants                                --           390,502               --
                                ------------      ------------     ------------
Diluted EPS                     $     38,768        10,124,054     $      (0.00)
                                ------------      ------------     ------------




                                               Three Months Ended
                                                  June 30, 2001
                                                  -------------
                                                Weighted Average
                                   Income
                                   (Loss)            Shares         Per Share
                                 (Numerator)      (Denominator)       Amount
                                -----------------------------------------------
Basic EPS                       $    (68,522)        9,584,253     $      (0.01)

Effect of Dilutive Securities:
  Options                                 --                --
  Warrants                                --                --
                                ------------      ------------     ------------
Diluted EPS                     $    (68,522)        9,584,253     $      (0.01)
                                ------------      ------------     ------------



                                                Six Months Ended
                                                  June 30, 2001
                                                  -------------
                                                Weighted Average
                                   Income
                                   (Loss)            Shares         Per Share
                                 (Numerator)      (Denominator)       Amount
                                -----------------------------------------------
Basic EPS                       $    (68,469)        9,562,149     $      (0.01)

Effect of Dilutive Securities:
  Options                                 --                --
  Warrants                                --                --
                                ------------      ------------     ------------
Diluted EPS                     $    (68,469)        9,562,149     $      (0.01)
                                ------------      ------------     ------------

                                                                     Form 10-QSB
                                                                   June 30, 2002
                                                                          Page 9

(4)  Debt

     The Company has a $3,000,000 line of credit with a Connecticut bank. The line is repayable upon demand and matures in September 2002. Borrowings under the line of credit bear interest at the bank's base rate, which may change from time to time. (Base rate as of June 30, 2002 is 4.75 percent.) At June 30, 2002, there was $200,000 outstanding under this line. The bank has a first security interest in substantially all assets of the Company.

(5)  Grant Award:

     On September 22, 2000, the Company was awarded a Phase II Grant by the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NIH) under its Small Business Innovative Research Program. This grant, expected to be between $800,000 and $1,000,000, will be used to continue development of a new technology that can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of the grant, the Company will be reimbursed for qualifying expenditures under the agreement. Funding provided to the Company will be recorded as a reduction of the related research expenses. Funding received by the Company was $108,731 and $0 for the six months ended June 30, 2002 and 2001, respectively.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

     Results of Operations
     ---------------------
     The Company reported for the second quarter ended June 30, 2002 a net loss of $11,808 compared to a net loss of $68,522 reported for the same period of 2001. Net income for the six months ended June 30, 2002 was $38,768 compared to a net loss of $68,469 reported for the six months ended June 30, 2001. The earnings for the six months ended June 30, 2002 was favorably impacted by increased revenues and reduction of G&A expenses.

     Net sales increased to $3,642,739 for the three months ended June 30, 2002 from $3,608,123 reported for the same period of 2001. For the six months ended June 30, 2002 sales increased by 3 percent to $7,546,719 from $7,299,742 for the comparable period of 2001. The overall increase for both the three and six month periods was due primarily to an increase in sales of Original Equipment Manufacturer ("OEM") and service/repair revenue, which increased by 65 and 83 percent, respectively, while sales of monitors decreased by 22 percent for the six month period ended June 30, 2002, compared to 2001.

     During November 2000, the Company acquired certain assets and assumed certain liabilities related to the AMI(R) Plus Home Infant Apnea Monitor product line from Mallinkrodt, Inc. After the acquisition, the Company and Mallinkrodt, Inc. completed an evaluation of certain design specifications of the product line, and as a result of this evaluation, concluded that certain apnea monitors previously sold required modifications and associated upgrades to address a design deficiency. Under auspices of the FDA, the modifications and upgrades were started during December 2001. Mallinkrodt, Inc. has agreed to reimburse the Company for related engineering and administrative costs and to pay the Company for the modifications and upgrades. Mallinkrodt, Inc. will reimburse the Company for actual costs incurred plus a margin. The Company has been indemnified by Mallinkrodt, Inc. for the cost of the evaluation, modification and upgrade, as indicated. Sales related to the modification and upgrades were approximately $333,458 and $490,000 for the three and six months ended June 30, 2002.

                                                                     Form 10-QSB
                                                                   June 30, 2002
                                                                         Page 10

     Cost of product sales as a percentage of net product sales was 52.7 percent for the three months ended June 30, 2002 compared to 55.2 percent for the three months ended June 30, 2001. The favorable impact was due primarily to increased sales of higher margin OEM products. For the six month period ended June 30, 2002, cost of product sales as a percentage of net product sales was 56.2 percent compared to 55.0 percent for the same period of 2001. The unfavorable impact was due primarily to service/repair (modification and upgrade) of the former Mallinkrodt Apnea monitors, which have a lower gross profit margin. It is anticipated that the upgrade on these monitors will be fully completed by year-end.

     Selling, general and administrative (SG&A) expenses for the three months ended June 30, 2002 decreased by $134,237 from the same three months of 2001. SG&A expenses for the six month period ended June 30, 2002 decreased by $313,974 from the six month period ended June 30, 2001. The decrease in SG&A expenses, both for the three and six month periods, is due primarily to the reduction of advertising/promotion expenses for the apnea product line that was heavily promoted in 2001.

     Research and Development (R&D) expenses in aggregate for the three and six month periods ended June 30, 2002 were $432,390 and $752,777 respectively, compared to $239,196 and $479,510 for the same periods of 2001. Higher levels of salaries and related payroll expenses, clinical research and outside consulting, were primarily responsible for the increases in both periods. Approximately $50,462 and $108,731, respectively, was received under a Phase II Grant from the National Institute of Health (NIH), reducing R&D expenses to $644,046 and $381,928 for the three and six month periods ended June 30, 2002.

     The provision for income taxes of $7,900 for the six month period ended June 30, 2002, represents federal and state income taxes. The current year income tax effective rate is approximately 17 percent and is less than the expected federal statutory rate due to exclusion of qualifying foreign trade income and the tax benefit expected to be earned from research and development tax credits.

Backlog
-------
     The Company's practice is to ship its products upon receipt of a customer's order or pursuant to customer requested ship dates. On June 30, 2002, the Company had a backlog of orders from customers for products with requested ship dates in 2002 totaling approximately $1,050,800, deliverable throughout 2002. During the third quarter of 2002, the Company anticipates fulfilling approximately $605,400 of this backlog.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------
     At June 30, 2002, the Company's cash and cash equivalents totaled $199,382 compared to $337,129 at December 31, 2001 a decrease of 40.9 percent. The Company's working capital totaled $5,329,540 on June 30, 2002, compared to $5,319,951 on December 31, 2001. The Company's decreased cash position is due to payments on the line of credit and long-term debt, increases in inventory levels and payments of year-end accounts payable, partially offset by net income and increased collections of accounts receivable. The Company invested in short-term notes, earning interest of approximately $4,300 as of June 30, 2002.

     At June 30, 2002, the Company had a line of credit with a Connecticut bank totaling $3,000,000. Borrowings under the line bear interest at the bank's base rate, which may change from time to time. (Base rate as of June 30, 2002 is 4.75%.) At June 30, 2002, there was $200,000 outstanding under this line. The bank has a first security interest in substantially all assets of the Company. The line of credit matures in September 2002 and, while there is no assurance the agreement will be renewed under terms acceptable to the Company, we expect to negotiate and complete such renewal of the line of credit.

                                                                     Form 10-QSB
                                                                   June 30, 2002
                                                                         Page 11

     Our cash requirements for 2002 and beyond will depend upon a number of factors, including our ability to generate sales orders while controlling manufacturing and overhead costs, and the timing and level of sales and marketing activities. We believe that the cash on hand, cash expected to be generated from operations in 2002, and cash available under our line of credit will be sufficient to meet the Company's short term liquidity needs.


PART II -  OTHER INFORMATION
----------------------------

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

     At the Annual Meeting of Stockholders of the Company held on June 12, 2002, two proposals were voted upon by the Company's stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal are set forth below.

     A vote was taken for the election of five Directors of the Company to hold office until the next Annual meeting of Stockholders of the Company and until their respective successors shall have been duly elected. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:

          Nominee                        For                     Against
     -----------------                ---------                  -------
     Louis P. Scheps                  7,174,278                   9,525
     Myron L. Cohen                   7,174,278                   9,525
     Lawrence S. Burstein             7,174,278                   9,525
     Jerome S. Baron                  7,174,278                   9,525
     Saul S. Milles                   7,174,278                   9,525

     A vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the Company for the fiscal year ending December 31, 2002. The aggregate number of shares of Common Stock voted in person or by proxy were as follows:

          For                   Against               Abstain
       ---------                -------               -------
       7,182,303                 1,000                  500

     The foregoing proposals are described more fully in the Company's definitive proxy statement dated April 22, 2002, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 6   EXHIBITS AND REPORTS
-----------------------------

     (A)  Exhibits

          11. See Notes to Financial Statements Note 4, regarding computation of earnings per Share.


     (B)  Reports on Form 8-K

          None

                                                                     Form 10-QSB
                                                                   June 30, 2002
                                                                         Page 12

SIGNATURES
----------

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       CAS MEDICAL SYSTEMS, INC.
------------------------------------------
            (Registrant)


/s/ Louis P. Scheps
------------------------------------------
By: Louis P. Scheps
    (President and Chief Executive Officer
    and Chief Financial Officer)


Date:  August 7, 2002





Pursuant to 18 U.S.C. Sec.1350, the undersigned certifies that this Quarterly Report on Form 10-QSB for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of CAS Medical Systems, Inc.



Date:  August 7, 2002


/s/ Louis P. Scheps
------------------------------------------
By: Louis P. Scheps
    (President and Chief Executive Officer
    and Chief Financial Officer)