Form 10QSB
period 2002-09-30
CAS MEDICAL SYSTEMS INC
filed 2002-11-14
CIK 764579

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


                      For Quarter Ended September 30, 2002


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
(State or other jurisdiction of                            (I.R.S. employer
 incorporation or organization)                           identification no.)



              44 East Industrial Road, Branford, Connecticut 06405
              ----------------------------------------------------
                    (Address of principal executive offices)



                                 (203) 488-6056
                ------------------------------------------------
                (Issuer's telephone number, including area code)




State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common Stock, $.004 par value:    9,645,077 shares as of November 11, 2002.
                                  ----------------------------------------



Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                ---      ---

================================================================================

                                                                     Form 10-QSB
                                                              September 30, 2002
                                                                          Page 2


                         PART I.- FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


     The condensed financial statements included herein have been prepared by CAS Medical Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2001.

     In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of September 30, 2002, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2002 and 2001, have been included in the accompanying unaudited financial statements. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the expected results for the full year.

                                                                     Form 10-QSB
                                                              September 30, 2002
                                                                          Page 3

                            CAS Medical Systems, Inc.

     Condensed Balance Sheets as of September 30, 2002 and December 31, 2001
     -----------------------------------------------------------------------
                                   (Unaudited)

Assets                                           September 30,    December 31,
------                                               2002             2001
                                                 ------------     ------------
Current Assets:
    Cash and cash equivalents                    $    268,156     $    337,129
    Accounts receivable, net of
      allowance for doubtful accounts               2,353,841        2,805,881
    Inventory, net                                  4,224,173        3,691,811
    Other current assets                              251,300          295,010
                                                 ------------     ------------
       Total current assets                         7,097,470        7,129,831
                                                 ------------     ------------
Property and Equipment
    Land and improvements                             535,000          535,000
    Building and improvements                       1,472,162        1,472,162
    Machinery and equipment                         2,349,152        2,132,338
                                                 ------------     ------------
                                                    4,356,314        4,139,500

    Less-Accumulated depreciation                   1,822,223        1,540,450
                                                 ------------     ------------
                                                    2,534,091        2,599,050
                                                 ------------     ------------
Intangible Assets and Deferred Tax Assets             244,560          275,110
                                                 ------------     ------------
     Total assets                                $  9,876,121     $ 10,003,991
                                                 ============     ============


                   See Notes to Condensed Financial Statements

                                                                     Form 10-QSB
                                                              September 30, 2002
                                                                          Page 4

                            CAS Medical Systems, Inc.

     Condensed Balance Sheets as of September 30, 2002 and December 31, 2001
     -----------------------------------------------------------------------
                                   (Unaudited)


                                                 September 30,    December 31,
Liabilities and Shareholders' Equity                 2002             2001
------------------------------------             ------------     ------------

Current Liabilities:
     Current portion of long-term debt           $    387,654     $    387,654
     Line of credit                                   600,000          300,000
     Accounts payable                                 573,450          667,799
     Income taxes payable                             109,965          144,514
     Other accrued expenses                           281,043          309,913
                                                 ------------     ------------
         Total current liabilities                  1,952,112        1,809,880
                                                 ------------     ------------
Long-term debt, less current portion                2,117,792        2,403,204
                                                 ------------     ------------
Shareholders' Equity:
     Common stock                                      38,581           38,581
     Additional paid-in capital                     2,834,913        2,834,913
     Retained earnings                              2,932,723        2,917,413
                                                 ------------     ------------
         Total shareholders' equity                 5,806,217        5,790,907
                                                 ------------     ------------
Total liabilities and shareholders' equity       $  9,876,121     $ 10,003,991
                                                 ============     ============



                   See Notes to Condensed Financial Statements

                                                                     Form 10-QSB
                                                              September 30, 2002
                                                                          Page 5

                            CAS Medical Systems, Inc.

                         Condensed Statements of Income
                         ------------------------------
                                   (Unaudited)

                   For the Nine Months and Three Months Ended
                   ------------------------------------------
                           September 30, 2002 and 2001
                           ---------------------------

                                                    NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                              ------------------------------      ------------------------------
                                                  2002              2001              2002              2001
                                              ------------------------------------------------------------------
REVENUES:
     Net product sales                        $ 11,084,090      $ 11,000,980      $  3,537,371      $  3,701,238

OPERATING EXPENSES:
     Cost of product sales                       6,259,512         6,103,619         2,018,017         2,090,945
     Selling, general & administrative           3,717,292         4,249,195         1,217,121         1,435,050
     Research & development                        931,168           527,232           287,122            47,722
                                              ------------      ------------      ------------      ------------
     Total operating expenses                   10,907,972        10,880,046         3,522,260         3,573,717
                                              ------------      ------------      ------------      ------------
     Operating income                              176,118           120,934            15,111           127,521
                                              ------------      ------------      ------------      ------------
INTEREST EXPENSE, net                             (168,308)         (152,401)          (53,969)          (46,554)
                                              ------------      ------------      ------------      ------------
     Income (loss) before income taxes               7,810           (31,467)          (38,858)           80,967

PROVISION FOR (BENEFIT FROM) INCOME TAXES           (7,500)          (37,365)          (15,400)            6,600
                                              ------------      ------------      ------------      ------------
     Net income (loss)                        $     15,310      $      5,898      $    (23,458)     $     74,367
                                              ============      ============      ============      ============
Weighted average number of common shares
outstanding:
     Basic                                       9,645,077         9,590,095         9,645,077         9,645,077
                                              ============      ============      ============      ============
     Assuming dilution                          10,066,935        10,666,282         9,645,077        10,347,228
                                              ============      ============      ============      ============
Earnings per common share:
     Basic                                    $       0.00      $       0.00      $       0.00      $       0.01
                                              ============      ============      ============      ============
     Diluted                                  $       0.00      $       0.00      $       0.00      $       0.01
                                              ============      ============      ============      ============


                   See Notes To Condensed Financial Statements

                                                                     Form 10-QSB
                                                              September 30, 2002
                                                                          Page 6
                            CAS Medical Systems, Inc.

                       Condensed Statements of Cash Flows
                       ----------------------------------
                                   (Unaudited)

              For the Nine Months Ended September 30, 2002 and 2001
              -----------------------------------------------------

                                                                       September 30,
                                                              ------------------------------
                                                                  2002              2001
                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $     15,310      $      5,898
  Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                  312,323           314,815
    Changes in Operating Assets and Liabilities:
    Accounts receivable                                            452,040           256,255
    Inventory                                                     (532,362)         (148,821)
    Other current assets                                            43,710          (124,142)
    Accounts payable and accrued expenses                         (157,768)         (491,520)
                                                              ------------      ------------

    Net cash provided by (used in) operating activities            133,253          (187,515)
                                                              ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                         (216,814)         (303,059)
                                                              ------------      ------------

  Net cash used in investing activities                           (216,814)         (303,059)
                                                              ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                                  300,000                --
  Repayments of long-term debt                                    (285,412)         (261,812)
  Proceeds from issuance of common stock                                --            81,199
                                                              ------------      ------------

  Net cash provided by (used in) financing activities               14,588          (180,613)
                                                              ------------      ------------

  Net decrease in cash and  cash equivalents                       (68,973)         (671,187)

CASH AND CASH EQUIVALENTS, at beginning of period                  337,129           914,881
                                                              ------------      ------------
CASH AND CASH EQUIVALENTS, at end of period                   $    268,156      $    243,694
                                                              ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                    $    174,366      $    176,096
  Cash paid during the period for income taxes                $     27,049      $     51,996



                   See Notes to Condensed Financial Statements

                                                                     Form 10-QSB
                                                              September 30, 2002
                                                                          Page 7
                            CAS Medical Systems, Inc.

                     Notes to Condensed Financial Statements
                                   (Unaudited)
(1)  The Company

     CAS Medical Systems, Inc. (the "Company"), was organized in 1984 primarily to serve neonatal and pediatric units in hospitals. Today, the Company is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use in the health care and medical industry. These products are sold by the Company through its own sales force, via distributors and pursuant to Original Equipment Manufacturer agreements internationally and in the United States.

(2)  Recent Accounting Pronouncements:

     In August 2001, the FASB issued Statement of Financial Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This statement modifies the rules for accounting for the impairment or disposal of long-lived assets. The Company adopted SFAS 144 effective January 1, 2002, and the adoption had no material impact on our financial statements.

     In September 2002, the FASB issued Statement of Financial Standards No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003.

(3)  Inventory:

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At September 30, 2002 and December 31, 2001, inventory consisted of the following:
                            September 30,     December 31,
                                 2002             2001
                            -----------------------------
     Raw Material           $  2,884,084     $  2,013,824
     Work-In-Process             424,564          896,477
     Finished Inventory          915,525          781,510
                            ------------     ------------
                            $  4,224,173     $  3,691,811
                            ============     ============

(4)  Net Income (Loss) Per Common Share:

     Basic earnings per common share for the three and nine months ended September 30, 2002 and 2001 were based on the weighted average number of shares outstanding during the period. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants.

     The following tables summarize the Company's calculation of Basic and Diluted Earnings per Share ("EPS") for the three and nine month periods ended September 30, 2002 and 2001:

                                                                     Form 10-QSB
                                                              September 30, 2002
                                                                          Page 8


                                                 Three Months Ended
                                                 September 30, 2002
                                   --------------------------------------------
                                                 Weighted Average

                                      (Loss)          Shares        Per Share
                                    (Numerator)    (Denominator)      Amount
                                   --------------------------------------------
Basic EPS                          ($    23,458)      9,645,077    $        .00

Effect of Dilutive Securities:
  Options                                    --              --
  Warrants                                   --              --
                                   ------------    ------------
Diluted EPS                        ($    23,458)      9,645,077    $        .00
                                   ------------    ------------



                                                Nine Months Ended
                                                September 30, 2002
                                   --------------------------------------------
                                                 Weighted Average

                                      Income          Shares        Per Share
                                    (Numerator)    (Denominator)      Amount
                                   --------------------------------------------
Basic EPS                          $     15,310       9,645,077    $        .00

Effect of Dilutive Securities:
  Options                                    --          60,590
  Warrants                                   --         361,268
                                   ------------    ------------
Diluted EPS                        $     15,310      10,066,935    $        .00
                                   ------------    ------------




                                                Three Months Ended
                                                September 30, 2001
                                   --------------------------------------------
                                                 Weighted Average

                                      Income          Shares        Per Share
                                    (Numerator)    (Denominator)      Amount
                                   --------------------------------------------
Basic EPS                          $     74,367       9,645,077    $        .01

Effective of Dilutive Securities:
  Options                                    --         187,405
  Warrants                                   --         514,746
                                   ------------    ------------
Diluted EPS                        $     74,367      10,347,228    $        .01
                                   ------------    ------------

                                                                     Form 10-QSB
                                                              September 30, 2002
                                                                          Page 9



                                                Nine Months Ended
                                                September 30, 2001
                                   --------------------------------------------
                                                 Weighted Average

                                      Income          Shares         Per Share
                                   (Numerator)     (Denominator)       Amount
                                   --------------------------------------------
Basic EPS                          $      5,898       9,590,095    $        .00

Effective of Dilutive Securities:
  Options                                    --         359,862
  Warrants                                   --         716,325
                                   ------------    ------------
Diluted EPS                        $      5,898      10,666,282    $        .00
                                   ------------    ------------


(5)  Debt

     During August 2002, the Company renewed its $3,000,000 line of credit with a Connecticut bank. The line is repayable upon demand and matures in September, 2003. Borrowings under the line of credit bear interest at the bank's base rate which may change from time to time (Base rate as of September 30, 2002 was 4.75%). At September 30, 2002, there was $600,000 outstanding under this line. The bank has a first security interest in all assets of the Company.

(6)  Grant Award

     On September 22, 2000 the Company was awarded a Phase II Grant by the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NIH) under its Small Business Innovative Research Program. This grant, expected to be between $800,000 and $1,000,000, will be used to continue development of a new technology that can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of the grant, the Company will be reimbursed for qualifying expenditures under the agreement. Funding provided to the Company will be recorded as a reduction of the related research expenses when such qualifying expenditures are incurred. Funding recorded by the Company was $86,288 and $137,866 for the three months ended and $195,019 and $137,866 for the nine months ended September 30, 2002 and 2001, respectively.


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

     Critical Accounting Judgments and Estimates
     -------------------------------------------

     The Company's discussion and analysis of the financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The Company's estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, depreciable lives of equipment, warranty obligations and accruals. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 2 to our financial statements included in the Company's Form 10-KSB for the year ended December 31, 2001.

                                                                     Form 10-QSB
                                                              September 30, 2002
                                                                         Page 10
     Results of Operations
     ---------------------

     For the quarter ended September 30, 2002, the Company reported a net loss of $23,458 compared to net income of $74,367 reported for the same period in 2001. Net income for the nine months ended September 30, 2002 was $15,310 compared to net income of $5,898 reported for the nine months ended September 30, 2001.

     Net sales for the third quarter ended September 30, 2002 decreased by $163,867 to $3,537,371, compared to net sales of $3,701,238 for the third quarter of 2001. Net sales for the nine month period ended September 30, 2002 were $11,084,090, a slight increase of $83,110 over the comparable period of 2001. The decrease in sales for the three-month period ended September 30, 2002 was primarily attributable to decreased shipments of Apnea monitors and electrodes which declined by 33.5 percent and 42.8 percent, respectively. The overall increase in net sales for the nine-month period ended September 30, 2002 was due primarily to sales to Original Equipment Manufacturers ("OEM") and services/repair revenues, which increased by 37.0 and 8.0 percent, respectively. These increases were offset by lower demand for the Company's other product lines.

     During November 2000, the Company acquired certain assets and assumed certain liabilities related to the AMI(R) Plus Home Infant Apnea Monitor product line from Mallinckrodt, Inc. After the acquisition, the Company and Mallinckrodt, Inc. completed an evaluation of certain design specifications of the product line, and as a result of this evaluation, concluded that certain apnea monitors previously sold required modifications and associated upgrades to address a design deficiency. Under auspices of the FDA, the modifications and upgrades to units in the field were started in December 2001. Mallinckrodt, Inc. has agreed to reimburse the Company for related engineering and administrative costs, the cost of the modifications and upgrades, and a reasonable profit margin. The Company has been indemnified by Mallinckrodt, Inc. for the cost of the evaluation, modification and upgrade, as indicated. The reimbursements received from Mallinckrodt are recorded as revenue and amounted to approximately $175,255 and $665,513 for the three and nine months ended September 30, 2002.

     Cost of product sales for the three months ended September 30, 2002 decreased by $72,928, or 3 percent, to $2,018,017 compared to the same period a year ago. Cost of product sales for the nine months ended September 30, 2002 increased by $155,893, or 3 percent, to $6,259,512. Cost of product sales as a percentage of net product sales was 57.0 percent for the three months ended September 30, 2002 compared to 56.5 percent for the same period in 2001. For the nine-month period ended September 30, 2002, cost of product sales as a percentage of net product sales was 56.5 percent compared to 55.5 percent for the same period of 2001. The unfavorable impact for the three and nine months period ended September 30, 2002 was due primarily to a write off of slow moving and obsolete inventory of $175,000 recorded for the three months ended September 30, 2002. The write off was driven by decreases in demand of the Mallinckrodt and Corometrics product lines in light of the modification and upgrade program described above. The unfavorable impact to cost of sales was also due to service/repair (modification and upgrade) of the former Mallinckrodt apnea monitors, which have a lower gross profit margin. It is anticipated that the upgrade on these monitors will be fully completed by year-end. The impact of these two factors on cost of product sales in the third quarter was offset by favorable manufacturing and purchasing efficiencies experienced by the Company. This transition was completed at the end of the second quarter.

     Selling, general and administrative (SG&A) expenses for the three months ended September 30, 2002 decreased by $217,929 from the same three months of 2001. SG&A expenses for the nine month period ended September 30, 2002 decreased by $531,903 from the nine month period ended September 30, 2001. The decrease in SG&A expenses, both for the three and nine month periods, is due primarily to the reduction of advertising/promotion expenses for the apnea product line that was heavily promoted in 2001.

                                                                     Form 10-QSB
                                                              September 30, 2002
                                                                         Page 11


     Research and Development (R&D) expenses in aggregate for the three and nine month periods ended September 30, 2002 were $373,410 and $1,126,187 respectively, compared to $188,588 and $665,098 for the same periods of 2001. Increased headcount, higher levels of salaries and related payroll expenses, and increased clinical research and outside consulting, were primarily responsible for the increases in both periods. Approximately $86,288 and $195,019, respectively, was received under a Phase II Grant from the National Institutes of Health (NIH), reducing R&D expenses to $287,122 and $931,168 for the three and nine month periods ended September 30, 2002.

     The income tax benefit of $7,500 for the nine month period ended September 30, 2002, represents state and federal income taxes. The current year income tax effective rate is less than the expected federal statutory rate due to exclusion of qualifying foreign trade income and the tax benefit expected to be earned from research and development tax credits.

Backlog
-------

     The Company's practice is to ship its products upon receipt of a customer's order or pursuant to customer requested ship dates. On September 30, 2002, the Company had a backlog of orders from customers for products with requested ship dates in 2002 totaling approximately $1,284,000, deliverable throughout 2002. During the fourth quarter of 2002, the Company anticipates fulfilling approximately $998,000 of this backlog.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     At September 30, 2002, the Company's cash and cash equivalents totaled $268,156 compared to $337,129 at December 31, 2001, a decrease of 20.5 percent. The Company's working capital totaled $5,145,358 on September 30, 2002, compared to $5,319,951 on December 31, 2001. The Company's decreased cash position is due to expenditures made for property and equipment, increases in inventory levels and payments of year-end accounts payable, partially offset by earnings before depreciation and increased collections of accounts receivable. The Company invested in short-term notes, earning interest of approximately $6,057 as of September 30, 2002.

     During August 2002, the Company renewed its line of credit with a Connecticut bank totaling $3,000,000. Borrowings under the line bear interest at the bank's base rate, which may change from time to time (Base rate as of September 30, 2002 is 4.75%.) At September 30, 2002, there was $600,000 outstanding under this line. The bank has a first security interest in substantially all assets of the Company. The line of credit matures in September 2003.

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


ITEM 3 - CONTROLS AND PROCEDURES

     Within 90 days of the filing of this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                                                                     Form 10-QSB
                                                              September 30, 2002
                                                                         Page 12


     There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses in internal controls, subsequent to the evaluation described above.

     Reference is made to the Certification of the Chief Executive Officer and Chief Financial Officer about these and other matters following the signature page of this report.


PART II - OTHER INFORMATION
---------------------------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 10K
-----------------------------------------

     (A)  Exhibits

          11. See Notes to Financial Statements Note 4, regarding computation of earnings per Share.

     (B)  Reports on Form 8-K

          None




SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



   CAS MEDICAL SYSTEMS, INC.
-------------------------------
        (Registrant)



/s/ Louis P.Scheps
-------------------------------
By: Louis P. Scheps
    President and Chief Executive
    Officer and Chief Financial Officer
    (authorized signatory)


Date:  November 14, 2002

                                                                     Form 10-QSB
                                                              September 30, 2002
                                                                         Page 13
                                 CERTIFICATIONS
                                 --------------

I, Louis P. Scheps, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CAS Medical Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Louis P. Scheps
--------------------------------------
By: Louis P. Scheps
    President, Chief Executive Officer
    and Chief Financial Officer


Date: November 14, 2002

EXHIBIT A                                                            Form 10-QSB
                                                              September 30, 2002
                                                                         Page 14







                   Certification of Periodic Financial Report
                   ------------------------------------------

Pursuant to 18 U.S.C. Sec. 1350, the undersigned certifies that this Quarterly Report on Form 10-QSB for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of CAS Medical Systems, Inc.





/s/  Louis P. Scheps
--------------------------------------
Louis P. Scheps
(President and Chief Executive Officer
and Chief Financial Officer)



November 14, 2002