Form 10KSB
period 2002-12-31
CAS MEDICAL SYSTEMS INC
filed 2003-03-28
CIK 764579

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


 Annual Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2002

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

                          Common Stock, $.004 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 2002 were $15,024,991.

The aggregate market value of common equity held by non-affiliates of the Registrant as of February 18, 2003 based upon the last sale price of such stock on that date on the over-the-counter market, commonly referred to as the "pink sheets", was $4,822,539. The number of shares of the Registrant's Common Stock outstanding as of February 28, 2003 was 9,645,077.

Transitional Small Business Disclosure format (check one): Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 11, 2003 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Form 10-KSB.

================================================================================

INDEX                                                                    Page
-----                                                                    ----
Item 1.   Description of  Business                                         3

Item 2.   Description of Property                                          7

Item 3.   Legal Proceedings                                                7

Item 4.   Submission of Matters to a Vote of Security Holders              7

Item 5.   Market for Common Equity and Related Stockholder Matters         7

Item 6.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8

Item 7.   Financial Statements                                            13

          Report of Independent Accountants                              F-1
          Report of Independent Public Accountants-Copy                  F-2
          Balance Sheets as of December 31, 2002 and 2001                F-3
          Statements of Operations for the Years Ended
             December 31, 2002, 2001 and 2000                            F-4
          Statements of Shareholders' Equity for the Years
            Ended December 31, 2002, 2001 and 2000                       F-5
          Statements of Cash Flows for the Years Ended
            December 31, 2002, 2001 and 2000                             F-6
          Notes to Financial Statements                              F-7 to F-17

Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                           14

Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act    14

Item 10.  Executive Compensation                                          14

Item 11.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                    14

Item 12.  Certain Relationships and Related Transactions                  14

Item 13.  Exhibits, List and Reports of Form 8-K                          14

Item 14.  Controls and Procedures                                         15

Signatures                                                                16

Certification                                                             17

                                                                          Page 3
                                     PART I

Item 1. Description of Business
-------------------------------

The Company
-----------

CAS Medical Systems, Inc. ("CAS" or the "Company") is a Delaware corporation that was organized in 1984 primarily to provide products for use in the neonatal and pediatric units of hospitals. The Company currently designs, manufactures and markets medical products, specifically blood pressure measurement equipment, apnea monitoring equipment and products for a full range of patient applications, including neonatal intensive care. The Company's products are designed to improve the quality of patient care and provide exceptional value and performance. The Company has several other products in various stages of development which it believes may be applicable to both adult and neonatal/pediatric medicine.

Principal Products and Services
-------------------------------

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

Cardio-Respiratory Monitors
---------------------------

In 1999 and 2000 respectively, the Company expanded its product offerings by acquiring two apnea monitor product lines.

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

     Apnea Product Line
     ------------------
     In November 2000, CAS purchased a complete line of apnea monitors from Mallinckrodt, Inc. The product line includes the Edentec Assurance(R) monitor, Edentrend(R) software, Aequitron 9500/9550 monitors, the AMI(R) and AMI(R) Plus monitor, and related report generating software programs. The acquisition of this product line further strengthened the Company's position in the apnea monitoring marketplace.

Pedisphyg(R), Safe-Cuff(TM) and Tuff-Cuff(R) Blood Pressure Cuffs
-----------------------------------------------------------------
The Company has developed and sells a complete line of blood pressure cuffs for the full range of patient population - neonate through adult. These cuffs are based on design criteria developed from scientific studies to ensure the highest degree of accuracy and ease of use. CAS cuffs can be used with any blood pressure monitor currently available.

                                                                          Page 4
Klear-Trace(R) Electrodes
-------------------------
Specifically designed for neonatal application, Klear-Trace electrodes use a water-based gel adhesive that is gentle to delicate skin and can remain on the patient for extended periods of time without causing skin irritation.

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

BiliBottoms(TM) Diapers
-----------------------

Phototherapy is used to reduce an infant's level of bilirubin; it is most effective when the skin is exposed to the light. Physicians often request that infants be placed naked under this light to maximize treatment. BiliBottoms patented design uses a light permeable material allowing for maximum exposure of skin surface to phototherapy. The diaper improves the use of nursing time by containing urine and stool, reducing clean up and the need to change bedding.

Premie Nestie(R) Supportive Positioning Aid
-------------------------------------------

The Premie Nestie is designed to provide supportive positioning for premature infants. It accomplishes three goals: to provide continuity in positioning and containment, which are essential components of effective developmentally supportive care; to reduce caregiver time spent on positioning; and to improve ease of use through its one-piece design.

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

                             Financial Information Relating to Sales

                                     Year Ended December 31,

                                 2002          2001          2000
                             ---------------------------------------
Domestic Sales               $12,406,418   $11,861,727    $8,848,691
Export (including
  licensing fees)              2,618,573     2,955,460     3,283,381
                             ---------------------------------------
                             $15,024,991   $14,817,187   $12,132,072
                             ===========   ===========   ===========

                                                                          Page 5
Competition
-----------

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

With respect to all of its products, the Company competes on the basis of price, features, product quality and promptness of delivery and customer service.

Customers
---------

During 2002, 2001 and 2000 the Company had sales to one customer which in the aggregate accounted for approximately 20%, 16% and 22% of sales, respectively.

Research and Development
------------------------

In 2002, 2001 and 2000, the Company spent approximately $1,675,200, $1,102,000 and $732,000, respectively, on activities relating to the development of new products and the improvement of existing products. Our 2002 product development efforts focused on the new 740 series of vital signs monitors and advancements in OEM non-invasive blood pressure technology; near-infrared spectroscopy research; apnea product development and neonatal product support.

The Company will continue to develop and expand its patient monitoring capability, by adding new physiological parameters. In addition, plans are in process to improve information processing within the monitors, using new screen and communication technology. This will allow the Company to attempt to significantly increase sales penetration in the Acute and Intensive Care markets.

Grant Award
-----------

On September 22, 2000, the Company was awarded a grant by the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NIH) under its Small Business Innovative Research Program. Funds under this grant are expected to be between $800,000 and $1,000,000, and are being used to continue development of a new technology that can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of the grant, the Company is being reimbursed for qualifying expenditures under the agreement. Funding provided to the Company is being recorded as a reduction of the related research expenses as such qualifying expenditures are incurred. During the year ended December 31, 2002, approximately $284,157 was reimbursed under the grant.

Employees
---------

As of December 31, 2002, the Company had 83 employees, of which 81 are full-time. The Company has no collective bargaining agreements and believes that relations with its employees are good.

Government Regulation
---------------------

Medical products of the type currently being marketed and under development by the Company are subject to regulation under the Food, Drug and Cosmetic Act (the "FDA Act") and numerous acts and amendments such as the new Quality System Regulations (QSR) which replace the regulations formerly called Good Manufacturing Practices (GMP's).

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

Under the 1976 Amendment and the Safe Medical Devices Act, the FDA has adopted regulations which classify medical devices based upon the degree of regulation it believes is necessary to assure safety and efficacy. A device is classified as a Class I, II, or III device. Class I devices are subject only to general controls. Class II devices, in addition to general controls, are or will be subject to "performance standards." Most devices are also subject to the 510(k) pre-market notification provision. In addition, some Class III devices require FDA pre-market approval before they may be marketed commercially because their safety and effectiveness cannot be assured by the general controls and performance standards of Class I or II devices. The Company's products are mostly Class II devices and several of them have required FDA notification under
Section 510(k) of the FDA Act.

The FDA has the authority to, among other things, deny marketing approval until all regulatory protocols are deemed acceptable, halt the shipment of defective products, and seize defective products sold to customers. Adverse publicity from the FDA, if any, could have a negative impact upon sales. The FDA completed a factory audit in March 2002. There were no material non-conformities.

Manufacturing and Quality Assurance
-----------------------------------

The Company assembles its products at its facilities in Branford, Connecticut. The various components for the products, which include plastic sheeting, plastic moldings, wire, semi-conductor circuits, electronic and pneumatic components and power supplies, are obtained from outside vendors. The Company does not anticipate any difficulties in obtaining the components necessary to manufacture its products.

Quality control procedures are performed by the Company at its facilities and occasionally at its suppliers' facilities to standards set forth in the FDA's "Quality System Regulations." These procedures include the inspection of components and full testing of finished goods. The Company has a controlled clean room environment where the final assembly of single-patient-use products is conducted.

ISO 9001
--------

In September 1996, the quality system at CAS was certified to ISO 9001/EN 46001 by the accredited body, BSI Inc. This certification recognizes CAS for its achievement in implementing and maintaining a world-class quality system and prepares CAS for the use of the "CE" mark. The CE mark is now required for medical devices to gain access to the European Union common market. The FDA, recognizing the value of a universally accepted quality system, has patterned its new Quality System Regulations after ISO 9001. CAS is in full compliance with the new Quality System Regulations. Recently, CAS has become certified to another universal Quality System Standard, ISO 13485, meeting a requirement for sales in Canada.

Backlog
-------

The Company's practice is to ship its products upon receipt of a customer's order or pursuant to customer-requested ship dates. On December 31, 2002, the Company had a backlog of orders from customers for products with requested ship dates in 2003 totaling approximately $1,159,500, deliverable throughout 2003, as compared to $2,369,000 as of December 31, 2001. During the first quarter of 2003, the Company anticipates fulfilling

                                                                          Page 7
approximately $890,000 of this backlog.

Trademarks, Patents and Copyrights
----------------------------------

Certificates of Registration have been issued to the Company by the United States Department of Commerce Patent and Trademark Office for the following marks: CAS(R), Pedisphyg(R), OscilloMate(R), NeoGuard(R), Tuff-Cuff(R), Limboard(R), Klear-Trace(R), BiliBottoms(TM), Premie Nestie(R), and the heart shaped mark for use as a thermal reflector and the Company's corporate logo. The Company continues to use the Safe-Cuff(TM) common law trademark.

The Company also holds trademarks for the Event-Link(R) monitoring system, the Edentec Assurance(R) monitor, Edentrend(R) software and the AMI(R) and AMI(R) Plus monitors.

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

Item 2. Description of Property
-------------------------------

During November 1998, the Company relocated to a 24,000 square foot office, laboratory and manufacturing facility owned by the Company in Branford, Connecticut. Total cost of this facility was approximately $1,933,000. The Company is the sole tenant of this facility.

During January 1999, the Company obtained a nineteen-year, 7.25 percent fixed rate, $1,310,000 mortgage from a local bank. The mortgage is secured by a first mortgage lien on the Company property consisting of 4.6 acres of land and the 24,000 square foot industrial building. The payments are approximately $11,000 per month. The Company believes that the insurance on the property is adequate.

During November 2000, the Company leased new facilities comprised of approximately 7,300 square feet of manufacturing space, located at 31 Business Park Drive, Branford, Connecticut 06405. The lease expires on December 31, 2003. The Company does not intend to renew the lease. Minimum annual rentals under the Company's lease agreement are $47,650 for 2003. This amount is in addition to the Company's share of real estate taxes and certain utility costs.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.
                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

          (a) The Common Stock of the Company is traded in the over-the-counter market, commonly referred to as the "pink sheets", under the symbol "CAMY." The following table shows the high and low bid quotations for the Company's Common Stock for each quarterly period for the last two years. These prices reflect inter-dealer prices and may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

     Period Ended                   High         Low
     ------------                   ----         ---

     March 31, 2001                 1.81         .80
     June 30, 2001                  1.10         .80
     September 30, 2001              .93         .40
     December 31, 2001               .75         .54
     March 31, 2002                  .68         .52
     June 30, 2002                   .62         .52
     September 30, 2002              .70         .37
     December 31, 2002               .50         .30


          (b) The following table sets forth the approximate number of holders of record of Common Stock of the Company on December 31, 2002.

          Title of Class                                Number of Shareholders
          --------------                                ----------------------
          Common Stock, $.004 par value                          291

          (c) No cash dividends have been declared on the Company's common stock during 2002 or 2001.

          (d) Securities Authorized for Issuance Under Equity Compensation Plans The following table provides information regarding our equity compensation plans as of December 31, 2002:

                               Number of securities                             Number of securities
                                 to be issued upon     Weighted-average     remaining available for future
                                    exercise of        exercise price of        issuance under equity
      Plan Category             outstanding options   outstanding options        compensation plans
----------------------------------------------------------------------------------------------------------
Equity compensation plans
 approved by security holders         757,800                $0.62                      71,600

Equity compensation plans
 not approved by security
 holders                            1,395,000                $0.51                         --

Total                               2,152,800                $0.55                      71,600

The equity compensation plans not approved by security holders consist of warrants granted to employees (including officers) and directors of the Company as compensation for services rendered to the Company. These warrants have no expiration date. See Note 8 to the Company's Financial Statements.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Critical Accounting Policies
----------------------------

     The Company's financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing the financial statements, the Company is required to make estimation judgments. Such judgments are based upon historical experience and certain assumptions that are believed to be reasonable in the particular circumstances. Those judgments affect both balance sheet items and income statement categories. The Company evaluates its assumptions on an ongoing basis by comparing actual results with its estimates. Actual results may differ from the original estimates. The following accounting policies are those that the Company believes to be most critical in the preparation of its financial statements.

Inventory Valuation--The Company's inventories are stated at the lower of cost or market. The Company writes down its inventory for any material that has become obsolete or may become unsaleable based on estimates of future demand in the market. Assumptions are reviewed periodically and adjustments are made, as necessary, to reflect changed conditions.

Deferred Tax Assets--The Company has recorded deferred tax assets for the estimated benefit of future tax deductions on inventory, fixed assets and various tax credits. Based on the Company's projection of future taxable income and certain prudent tax planning strategies, management has made a judgment that no valuation allowance against these deferred tax assets is considered necessary. Should circumstances change and the Company determine that some or all of the deferred tax assets would not be realized, a valuation allowance would be recorded resulting in a charge to income in the period the determination is made.

Accrued Warranty Costs--The Company warranties its products for up to three years and records the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product returns and the related estimated cost of labor and material to make the necessary repairs. If actual future product return rates or the actual costs of material and labor differ from the estimates, adjustments to the accrued warranty liability would be made.

Results of Operations
---------------------

     2002 Compared to 2001
     ---------------------

     For the year ended December 31, 2002, the Company reported a net loss of $325,086, compared to net income of $173,606 reported for the same period of 2001. The net loss for 2002 was due primarily to the write off of slow moving and excess inventory in the third and fourth quarter of 2002, resulting from a slowdown in sales growth and the Company's decision in the fourth quarter of 2002 to discontinue the sale, service and repair of former Mallinkrodt and other apnea monitors (including models 9500/9550 and A-2000).

     The Company's revenues by product line are approximately as follows:

                                       2002              2001

          Monitors                $  5,047,536      $  5,428,477
          Modules                    4,029,734         3,136,428
          Accessories                3,346,418         3,360,999
          Electrodes                 1,211,768         1,330,086
          Other                      1,389,535         1,561,197
                                  ------------      ------------
                                  $ 15,024,991      $ 14,817,187
                                  ============      ============

     The Company generated revenue of $15,024,991 for the year ended December 31, 2002, a slight increase of $207,804 over the comparable period of 2001. The increase in revenues during 2002 was primarily attributable to module sales to Original Equipment Manufacturers ("OEMs"), which increased by $893,306 or 28.5 percent. This increase was offset primarily by overall sales of our monitor products, which decreased by $380,941 or 7 percent.

     The Company believes that 2003 will bring increased revenues and increased profits. The introduction of a new vital signs monitor offers improved product to our existing markets and will provide an entry to expand into new market areas.

     Shortly after the November 2000 acquisition of certain assets and assumption of certain liabilities related to the AMI(R) Plus home infant apnea monitor product line from Mallinkrodt, Inc., the two companies concluded that certain apnea monitors previously sold required modifications and associated upgrades to address a design deficiency which existed prior to the acquisition. Under the auspices of the FDA, the modifications and upgrades were started during December 2001 and are expected to be completed by December 31, 2003. Mallinkrodt, Inc. has agreed to indemnify and reimburse the Company for related engineering costs to redesign the upgrade, costs to administer the retrofit, the cost of the modifications and upgrades, and a reasonable profit margin. The reimbursement received from Mallinkrodt for the cost of the upgrade plus a reasonable profit margin is being recorded as revenue, while the reimbursements received related to costs to administer retrofit and costs to redesign the upgrade have been recorded as reductions of expense as follows:

                                                        2002           2001
                                                        ----           ----

          Revenues                                    $840,592       $261,025
          Selling, general and administrative              --          60,507
          Research and development                     133,859        210,185
                                                      --------       --------
                                                      $974,451       $531,717
                                                      ========       ========

     Cost of product sales for the year ended December 31, 2002, increased by $816,104 to $9,005,220. Cost of product sales as a percentage of net product sales was 59.9 percent for 2002, compared to 55.3 percent for the same period of 2001. The unfavorable impact for 2002 was due primarily to the write off of slow moving and obsolete inventory. The write off of inventory resulted from the build up of inventory in anticipation of sales growth which did not materialize, the continued decrease in demand of certain AMI Plus monitors in light of the product design deficiency described above, and the Company's decision to discontinue the sale, service and repair of certain products. As a result, the Company recorded $648,000 in inventory provisions, including $175,000 in the third quarter and $473,000 in the fourth quarter to write off unsaleable inventory. The unfavorable impact to cost of sales was also due to the service and repair of certain apnea monitors, which have a lower gross profit margin. The Company anticipates that the discontinued service and repair of the 9500/9550 and A-2000 monitors will ultimately stimulate an increase of sales on the Company's new apnea software and increase sales of AMI Plus and 511 apnea monitors.

     Selling, General and Administrative (SG&A) aggregate expenses for the years ended December 31, 2002 and 2001 were $5,239,036 and $5,631,936, respectively. The decrease in SG&A expenses of $392,900 is due primarily to the reduction of advertising and promotional expenses for the apnea product line that was heavily promoted in 2001.

     Research and Development ("R&D") aggregate expenses for the year ended December 31, 2002 were $1,675,167 compared to $1,102,366 from the same period of 2001. The increase was primarily the result of increased headcount ($320,000), higher salary and related payroll expense ($63,000) and increased clinical research and outside consulting ($48,000). Approximately $284,157 and $242,116, respectively, was received under a Phase II Grant from the National Institutes of Health (NIH), and $133,859 and $210,185, respectively, was received from Mallinkrodt reducing aggregate R&D expenses to $1,257,151 and $650,065 for the years ended December 31, 2002 and 2001.

     The Company received $7,848 in interest income and incurred $254,293 of interest expense during 2002, compared with interest income of $26,879 and interest expense of $238,344 during the prior year.

     Income tax benefits of $397,775 and $39,000, respectively, were recorded by the Company during the years ended December 31, 2002 and 2001, respectively. The implied effective tax rate was 55.0% in 2002 and differed from the statutory rate as a result primarily of benefits from federal and state research and development tax credits. During 2001, the tax benefit recorded was due to foreign sales and the reversal of income tax reserves no longer required.

                                                                         Page 11
2001 Compared to 2000
---------------------

     Net income for the year ended December 31, 2001 was approximately $174,000 ($0.02 per common share on a diluted basis), compared to approximately $636,000 ($0.06 per common share on a diluted basis) reported for the same period of 2000. While overall sales increased on a comparative basis over the prior year, approximately $4,000,000 of these sales were attributable to our new apnea product line acquired in November 2000. The mix of product sold during 2001, as compared to the same period last year, has been heavily weighted toward product with traditionally lower gross margins. In addition, production and support costs associated with the new product line are higher than expected due to investment necessary to build and strengthen our manufacturing capacity and know-how to support the new line. The Company also expanded and invested in building its sales force and administrative functions necessary to support anticipated sales growth for its apnea product line acquired in November 2000.

     The Company's revenues for the year ended December 31, 2001 increased by approximately $2,685,000 or 22 percent to $14,817,000 compared to revenues of approximately $12,132,000 for the comparable period of 2000. Sales of the apnea product line acquired in November 2000 were primarily responsible for the increase in overall sales, while sales to OEMs and electrode products decreased by 17 percent and 28 percent, respectively.

     The Company's revenues by product line were approximately as follows:

                                       2001              2000

          Monitors                $  5,428,000      $  3,854,000
          Modules                    3,136,000         3,723,000
          Accessories                2,278,000           510,000
          Electrodes                 1,330,000         1,864,000
          Other                      2,645,000         2,181,000
                                  ------------      ------------
                                  $ 14,817,000      $ 12,132,000
                                  ============      ============

     Cost of product sales as a percentage of net product sales was 55.3 percent for the year ended December 31, 2001, compared to 49.2 percent for the same period in 2000. The unfavorable impact was due primarily to product mix, reduced sales of OEM product and component cost increase.

     Selling, General and Administrative (SG&A) expenses for the years ended December 31, 2001 and 2000 were approximately $5,632,000 and $4,432,000, respectively. The increase in SG&A expenses of approximately $1,200,000 from the prior year resulted primarily from increases in personnel in sales and marketing functions, increases in selling and marketing expenses, including commissions related to increased sales, as well as increases in insurance and other administrative expenses. These increases were attributable to our new apnea product line acquired in November 2000.

     Research and Development ("R&D") expenses for the year ended December 31, 2001 were approximately $1,102,000. The reimbursements of $210,000 from Mallinkrodt, Inc. in connection with product line engineering costs and the grant of $242,000 received from the National Institutes of Health (NIH) reduced R&D expenses to approximately $650,000.

     The Company received $27,000 in interest income and incurred $238,000 of interest expense during 2001, compared with interest income of $73,000 and interest expense of $110,000 during the prior year. The increase in interest expense resulted primarily from the debt associated with the acquisition of the apnea product line during November 2000.

     An income tax benefit of $39,000 was recorded on a greater loss in 2001. This compared to an income tax expense of $414,000 recorded on pre-tax income in 2000. The implied effective tax rate was 30.0 percent and 39.4 percent, respectively, in 2001 and 2000.

                                                                         Page 12
Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     As of December 31, 2002, the Company's cash and cash equivalents totaled $325,670 compared to $337,129 at December 31, 2001, a decrease of 3.4 percent. The Company's working capital, including cash, totaled $4,608,677 on December 31, 2002, compared to $5,319,951 on December 31, 2001. Cash flows from operations totaled $406,796 during the year ended December 31, 2002. This improvement over the year-ago period (when operations consumed $244,098) was driven by improved collections of accounts receivable, a slowdown in payments to vendors and reduced inventory levels. Cash provided by operations during 2002 was offset by purchases or property and equipment totaling $226,417, capitalized software costs of $107,200 and net repayments of debt totaling $84,638. A portion of the Company's cash equivalents is invested in short-term notes, which earned interest of approximately $7,850 as of December 31, 2002.

     In January 1999, the Company obtained a nineteen-year, 7.25 percent fixed rate, $1,310,000 mortgage from a local bank. The mortgage is secured by a first mortgage lien on the Company `s facility consisting of 4.6 acres of land and the 24,000 square foot building. The monthly payments, including interest, are approximately $11,000. In November 2000, the Company obtained a five-year, 8.59 percent fixed rate, $1,900,000 note payable from a local bank to finance the acquisition of the apnea monitor product line. The monthly installments, including interest, are approximately $39,100. The Company's scheduled debt maturities over the next five years on these two long-term obligations are as follows: 2003, $419,995; 2004, $458,742; 2005, $499,047; 2006, $55,238, 2007
$59,379 and $913,819 thereafter.

     During August 2002, the Company renewed its $3,000,000 line of credit with a Connecticut bank. The line is repayable upon demand and matures in September 2003. Borrowings under the line of credit bear interest at the bank's base rate, which may change from time to time. (Base rate as of December 31, 2002 was 4.25%). At December 31, 2002, there was $600,000 outstanding under this line. The bank has a first security interest in substantially all assets of the Company.

     In January 2003, the Company's co-founder and Executive Vice-President, Dr. Myron Cohen passed away. As one of the Company's key employees, the Company held an insurance policy for Dr. Cohen, where his estate and the Company would each receive proceeds upon his death. In February 2003, the Company received proceeds of $500,000 pursuant to this policy.

     Management has implemented a plan to achieve revenue growth, control manufacturing costs and other operating costs, and achieve profitability and positive cash flow in 2003. This plan includes several actions completed in December 2002 such as reduction of 15 employees (approximately 15% of workforce), deferral of scheduled salary and wage increases and salary reductions for several members of the senior management team. These actions were necessary to realign our operating costs with our current strategies and expectations for growth.

     Based on cash on hand at December 31, 2002 and management's current operating plan, the Company believes it has sufficient cash to meet all its obligations as they come due through at least January 1, 2004. Management further believes that with the anticipated improved cash flow and profit margin, that the existing line of credit will be renewed in September 2003, although there is no assurance the bank will renew such line of credit at terms acceptable to the Company, or at all.

New Accounting Pronouncements
-----------------------------

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial and accounting reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. However, as encouraged in the statement, the Company has early adopted SFAS No. 146 and has applied its respective provisions to the workforce reduction activity undertaken in 2002.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 to address alternative methods of transition for a voluntary change from the intrinsic to the fair value method of accounting for stock-based employee compensation. The statement also amends certain disclosure provisions in SFAS No. 123. CAS continues to utilize the intrinsic value method to account for stock-based employee compensation. However, the disclosure provisions of SFAS No. 148 have been implemented in the 2002 financial statements.

     In November 2002 , the Financial Accounting Standards Board issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, certain guarantees that it has issued including warranty costs. FIN 45 does not change any accounting for the Company, but the Company has updated its 2002 disclosures to comply with the requirements of this new pronouncement.

Item 7. Financial Statements
----------------------------
                                                                         Page

REPORT OF INDEPENDENT ACCOUNTANTS                                        F-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - COPY                          F-2

FINANCIAL STATEMENTS

     Balance Sheets as of December 31, 2002 and 2001                     F-3

     Statements of Operations for the Years Ended
      December 31, 2002, 2001 and 2000                                   F-4

     Statements of Shareholders' Equity for the Years
      Ended December 31, 2002, 2001 and 2000                             F-5

     Statements of Cash Flows for the Years Ended
      December 31, 2002, 2001 and 2000                                   F-6

NOTES TO FINANCIAL STATEMENTS                                        F-7 to F-17

Schedules called for under Regulation S-X are not submitted because they are not applicable or are not required, or because the required information is included in the financial statements or notes thereto.

                        Report of Independent Accountants


To the Board of Directors and Shareholders of CAS Medical Systems, Inc.:


In our opinion, the accompanying balance sheet as of December 31, 2002 and related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of CAS Medical Systems, Inc. at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001, and for each of the two years in the period then ended, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.




/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
January 30, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

Report of Independent Public Accountants


To the Shareholders and Board of Directors of CAS Medical Systems, Inc.:


We have audited the accompanying balance sheets of CAS Medical Systems, Inc. (a Delaware corporation) as of December 31, 2001 and 2000*, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CAS Medical Systems, Inc. as of December 31, 2001 and 2000*, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP


Hartford, Connecticut
February 8, 2002

*- The 2000 financial statements are not required to be presented in the 2002 annual report.

CAS MEDICAL SYSTEMS, INC.

Balance Sheets
December 31, 2002 and 2001

ASSETS                                                                                   2002              2001
CURRENT ASSETS:
     Cash and cash equivalents                                                       $    325,670      $    337,129
     Accounts receivable, net of allowance for doubtful accounts of approximately $55,562 and $55,375 in 2002 and
        2001, respectively                                                              2,459,511         2,805,881
     Inventories                                                                        3,250,007         3,691,811
     Deferred tax assets                                                                  370,411           100,500
     Other current assets                                                                 336,767           194,510
                                                                                     ------------      ------------
            Total current assets                                                        6,742,366         7,129,831
                                                                                     ------------      ------------

PROPERTY AND EQUIPMENT:
     Land and improvements                                                                535,000           535,000
     Buildings and improvements                                                         1,472,162         1,472,162
     Machinery and equipment                                                            2,358,755         2,132,338
                                                                                     ------------      ------------
                                                                                        4,365,917         4,139,500

     Less - Accumulated Depreciation                                                   (1,920,042)       (1,540,450)
                                                                                     ------------      ------------
      Property and Equipment, net                                                       2,445,875         2,599,050
                                                                                     ------------      ------------
INTANGIBLE ASSETS, net                                                                    258,161           219,110
                                                                                     ------------      ------------
DEFERRED INCOME TAXES                                                                     139,333            56,000
                                                                                     ------------      ------------
            Total assets                                                             $  9,585,735      $ 10,003,991
                                                                                     ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                                               $    419,995      $    387,654
     Line-of-credit                                                                       600,000           300,000
     Accounts payable                                                                     609,122           667,799
     Income taxes payable                                                                  70,287           144,514
     Accrued expenses                                                                     434,285           309,913
                                                                                     ------------      ------------
            Total current liabilities                                                   2,133,689         1,809,880
                                                                                     ------------      ------------
LONG-TERM DEBT, less current portion                                                    1,986,225         2,403,204
                                                                                     ------------      ------------
COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
     Series A cumulative convertible preferred stock, $.001 par value per share, 1,000,000 shares authorized, no shares
         issued or outstanding in 2002 and 2001                                              --                --
     Common stock, $.004 par value per share, 19,000,000
        shares authorized, 9,645,077 shares issued and
        outstanding in 2002 and 2001                                                       38,581            38,581
     Additional paid-in capital                                                         2,834,913         2,834,913
     Retained earnings                                                                  2,592,327         2,917,413
                                                                                     ------------      ------------
            Total shareholders' equity                                                  5,465,821         5,790,907
                                                                                     ------------      ------------

            Total liabilities and shareholders' equity                               $  9,585,735      $ 10,003,991
                                                                                     ============      ============

CAS MEDICAL SYSTEMS, INC.

Statements of Operations
For the Years Ended December 31, 2002, 2001 and 2000

                                                                    2002              2001             2000
REVENUES:
     Net product sales                                          $ 15,024,991      $ 14,817,187      $ 11,960,900
     Licensing fees                                                     --                --             171,172
                                                                ------------      ------------      ------------
                                                                  15,024,991        14,817,187        12,132,072

OPERATING EXPENSES:
     Cost of product sales                                         9,005,220         8,189,115         5,881,258
     Selling, general and administrative                           5,239,036         5,631,936         4,431,745
     Research and development                                      1,257,151           650,065           731,777
                                                                ------------      ------------      ------------
                        Operating (loss) income                     (476,416)          346,071         1,087,292

INTEREST INCOME                                                        7,848            26,879            72,862
INTEREST EXPENSE                                                    (254,293)         (238,344)         (110,421)
                                                                ------------      ------------      ------------

                        (Loss) income before (benefit from)
                           provision for income taxes               (722,861)          134,606         1,049,733

(BENEFIT FROM) PROVISION FOR INCOME TAXES                           (397,775)          (39,000)          414,000
                                                                ------------      ------------      ------------
                        Net (loss) income                       $   (325,086)     $    173,606      $    635,733
                                                                ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING:
     Basic                                                         9,645,077         9,603,954         9,468,070
                                                                ============      ============      ============
     Diluted                                                            --          10,563,995        10,578,461
                                                                ============      ============      ============
(LOSS) EARNINGS PER COMMON SHARE:
     Basic                                                      $       (.03)     $        .02      $        .07
                                                                ============      ============      ============
     Diluted                                                    $       --        $        .02      $        .06
                                                                ============      ============      ============

CAS MEDICAL SYSTEMS, INC.

Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2002, 2001 and 2000


                                                               Additional
                                       Common Stock              Paid-In        Retained
                                  Shares          Amount         Capital        Earnings           Total

BALANCE, December 31, 1999       9,457,577     $    37,831     $ 2,730,626     $ 2,108,074      $ 4,876,531

     Net income                       --              --              --           635,733          635,733
     Common stock issued            40,000             160          23,678            --             23,838
                               -----------     -----------     -----------     -----------      -----------

BALANCE, December 31, 2000       9,497,577          37,991       2,754,304       2,743,807        5,536,102

     Net income                       --              --              --           173,606          173,606
     Common stock issued           147,500             590          80,609            --             81,199
                               -----------     -----------     -----------     -----------      -----------

BALANCE, December 31, 2001       9,645,077          38,581       2,834,913       2,917,413        5,790,907

      Net loss                        --              --              --          (325,086)        (325,086)
                                               -----------     -----------     -----------      -----------

BALANCE, December 31, 2002       9,645,077     $    38,581     $ 2,834,913     $ 2,592,327      $ 5,465,821
                               ===========     ===========     ===========     ===========      ===========

CAS MEDICAL SYSTEMS, INC.

Statements of Cash Flows
For the Years Ended December 31, 2002, 2001 and 2000


                                                                            2002             2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                  $  (325,086)     $   173,606      $   635,733
     Adjustments to reconcile net (loss) income to net cash
      provided by (used in) operating activities:
           Depreciation and amortization                                    447,741          426,234          329,678
           Deferred income taxes                                           (353,244)           4,000          (23,000)
           Non-cash stock compensation                                         --              8,200             --
     Changes in operating assets and liabilities:
           Accounts receivable                                              346,370          (77,567)      (1,103,638)
           Inventories                                                      441,804         (363,499)        (258,620)
           Other current assets                                            (142,257)        (107,438)         (24,677)
           Accounts payable, income taxes payable and
             accrued expenses                                                (8,532)        (307,634)         334,693
                                                                        -----------      -----------      -----------
                Net cash provided by (used in) operating activities         406,796         (244,098)        (109,831)
                                                                        -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capitalized software development                                      (107,200)            --               --
     Purchase of assets                                                        --               --         (1,900,000)
     Expenditures for property and equipment                               (226,417)        (353,529)        (218,993)
                                                                        -----------      -----------      -----------
                Net cash used in investing activities                      (333,617)        (353,529)      (2,118,993)
                                                                        -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowing under long-term debt                                            --               --          1,900,000
     Repayments under long-term debt                                       (384,638)        (353,124)         (35,583)
     Borrowings under line-of-credit, net                                   300,000          300,000             --
     Proceeds from issuance of common stock                                    --             72,999           23,838
                                                                        -----------      -----------      -----------
               Net cash provided by (used in) financing activities          (84,638)          19,875        1,888,255
                                                                        -----------      -----------      -----------
               Net decrease in cash and cash
                             equivalents                                    (11,459)        (577,752)        (340,569)

CASH AND CASH EQUIVALENTS, beginning of year                                337,129          914,881        1,255,450
                                                                        -----------      -----------      -----------
CASH AND CASH EQUIVALENTS, end of year                                  $   325,670      $   337,129      $   914,881
                                                                        ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
        Cash paid during the year for interest                          $   254,293      $   250,140      $    91,596
        Cash paid during the year for income taxes, net of refunds           (5,720)           2,490          568,038

CAS MEDICAL SYSTEMS, INC.

Notes to Financial Statements

(1)      THE COMPANY

         CAS Medical Systems, Inc. (the "Company") operates in one business segment and is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use in the healthcare and medical industry. These products are sold by the Company through its own sales force, via distributors and pursuant to original equipment manufacturer agreements both internationally and in the United States. The Company's operations and manufacturing facilities are located in the United States. During 2002, 2001 and 2000, the Company had sales to one customer which, in the aggregate, accounted for approximately 20%, 16% and 22% of revenues, respectively. The Company generated revenues from international sales (principally to Europe), including licensing fee revenues, of approximately $2.6 million, $3.0 million and $3.3 million, respectively, in 2002, 2001, and 2000.

         The Company's revenues by product line are approximately as follows:

                                      2002            2001            2000

                  Monitors        $ 5,047,536     $ 5,428,477     $ 3,854,000
                  Modules           4,029,734       3,136,428       3,723,000
                  Accessories       3,346,418       3,360,999         510,000
                  Electrodes        1,211,768       1,330,086       1,864,000
                  Other             1,389,535       1,561,197       2,181,000
                                  -----------     -----------     -----------

                                  $15,024,991     $14,817,187     $12,132,000
                                  ===========     ===========     ===========

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

          Shortly after the November 2000 acquisition of certain assets and assumption of certain liabilities related to the AMI(R) Plus home infant apnea monitor product line from Mallinkrodt, Inc., the two companies concluded that certain apnea monitors previously sold required modifications and associated upgrades to address a design deficiency which existed prior to the acquisition. Under the auspices of the FDA, the modifications and upgrades were started during December 2001 and are expected to be completed by December 31, 2003. Mallinkrodt, Inc. has agreed to indemnify and reimburse the Company for related engineering costs to redesign the upgrade, costs to administer the retrofit, the cost of the modifications and upgrades, and a reasonable profit margin. The reimbursement received from Mallinkrodt for the cost of the upgrade plus a reasonable profit margin is being recorded as revenue, while the reimbursements received related to costs to administer retrofit and costs to redesign the upgrade have been recorded as reductions of expense as follows:

                                                   2002         2001
                                                 --------     --------

         Revenues                                $840,592     $261,025
         Selling, general and administrative         --         60,507
         Research and development                 133,859      210,185
                                                 --------     --------
                                                 $974,451     $531,717
                                                 ========     ========

 (2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method based on the estimated useful lives of the assets, which range from two to five years for machinery and equipment, and 20 years for building and improvements. Maintenance and repairs are charged to expense for machinery and equipment when incurred. Depreciation expense on property and equipment totaled $379,592, $354,970, and $248,588 in 2002, 2001 and 2000,
         respectively.

         LONG-LIVED ASSETS

         Impairments of long-lived assets are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS No. 144 requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that long-lived assets are fully recoverable, and accordingly, no impairment is reflected in the Company's reported results of operations for the years ended December 31, 2002, 2001 and 2000.

         INTANGIBLE ASSETS

         Intangible assets consist of:
                                                           2002         2001
                                                        ---------    ---------

         Intangible assets and purchased technology     $ 337,600    $ 338,350
         Capitalized software                             107,200         --
                                                        ---------    ---------
                                                          444,800      338,350
         Accumulated amortization                        (186,639)    (119,240)
                                                        ---------    ---------
                                                        $ 258,161    $ 219,110
                                                        =========    =========

         The purchased intangible assets and licensed technology acquired in connection with the product line acquisitions in 2000 and 1999 are being amortized over five years on the straight-line basis. Amortization expense associated with these intangible assets was approximately $67,399, $67,000, and $45,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

         Costs associated with the development of new external use software products are expensed as incurred until technological feasibility has been established in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Technological feasibility is demonstrated by the completion of a detailed design plan. Capitalization will cease when the product is available for general release to customers. For the year ended December 31, 2002, the Company has capitalized $107,200 of costs related to development of new apnea monitor software and expects to begin amortization of these costs in 2003 when the software is released.

         Scheduled amortization expenses of intangible assets over the next five years are as follows:

                2003                               $  94,200
                2004                                  96,800
                2005                                  58,100
                2006                                   9,061
                                                   ---------
                                                   $ 258,161
                                                   =========

         REVENUE RECOGNITION

         Revenues from product sales are recognized when evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable, and collectibility is reasonably assured.

         ACCRUED WARRANTY COSTS

         The Company warrants some of its products against defects and failures for up to three years and records the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experiences of product returns and the related estimated cost of labor and material to make the necessary repairs.

                                               2002

         Beginning balance                  $  60,000
         Additions to reserve                 150,010
         Warranty costs incurred             (115,010)
                                            ----------
         Ending balance                     $   95,000
                                            ==========

         RESEARCH AND DEVELOPMENT COSTS

         The Company expenses all research and development costs as incurred. Research and development expense includes direct costs for salaries, employee benefits, facility related expenses and depreciation.

         EARNINGS PER COMMON SHARE

         The Company computes earnings per common share in accordance with SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially dilutive securities is included. Diluted earnings per share assumes the exercise or conversion of dilutive securities using the treasury stock method. Under SFAS 128, Diluted EPS equals Basic EPS in periods of net loss, as the inclusion of any outstanding options or warrants would be anti-dilutive.

         As of December 31, 2002, the Company had outstanding options and warrants allowing for the purchase of 757,800 and 1,395,000 shares of common stock, respectively.

         Under SFAS No. 128, a summary of the Company's basic and diluted (loss) earnings per share is as follows:

                                                              2002            2001            2000
         Net (loss) income                                $  (325,086)    $   173,606     $   635,733
                                                          ===========     ===========     ===========

         Weighted average shares outstanding                9,645,077       9,603,954       9,468,070
         Add: Dilutive effect of outstanding warrants
              and options                                        --           960,041       1,110,391
                                                          -----------     -----------     -----------
         Total weighted average shares of dilutive
              securities outstanding                             --        10,563,995      10,578,461
                                                          ===========     ===========     ===========
         Earnings (loss) per share - basic                $      (.03)    $       .02     $       .07
                                                          ===========     ===========     ===========
         Earnings per share - dilutive                    $      --       $       .02     $       .06
                                                          ===========     ===========     ===========

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates that are particularly sensitive to change in the near term are inventory valuation, capitalized software development costs, allowance for doubtful accounts and warranty accrual. Actual results could differ from those estimates.

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

         STOCK-BASED COMPENSATION

         The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of the grant. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure.

         SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, had compensation cost for the 1994 Plan been determined consistent with SFAS No. 123, the Company's 2002, 2001 and 2000 net (loss) income and earnings per share would have been changed to the following pro forma amounts:

                                                              2002           2001          2000

         Net (loss) income:     As reported                $(325,086)     $ 173,606     $ 635,733
                                Compensation expense for
                                stock options based on
                                fair value                   118,652         88,900        68,165
                                Pro forma                   (443,738)        84,706       567,568

         (Loss) Earnings
            per share:          As reported -                   (.03)           .02           .07
                                Pro forma - Basic               (.05)           .01           .06
                                As reported - Diluted            --             .02           .06
                                Pro forma - Diluted              --             .01           .05

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of long-term debt approximates its fair value based upon currently available debt instruments having similar interest rates and maturities. The carrying amounts of the Company's other financial instruments approximate their fair value.

         NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." The primary changes resulting from these standards consist of the cessation of the "pooling of interests" method of accounting, and addition of criteria for how goodwill and intangible assets will be segregated, amortized (or not amortized), reviewed for impairment (if any), and disclosed within the footnotes to financial statements. The Company's adoption of SFAS No. 141 and No. 142 had no impact on the historical financial statements. The adoption of SFAS No. 142 did not impact the Company's accounting for intangible assets with an aggregate carrying value of $258,161 at December 31, 2002 and such assets will continue to be amortized.

          In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial and accounting reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. However, as encouraged in the statement, the Company has early adopted SFAS No. 146 and has applied its respective provisions to the exit activity undertaken in 2002. In December 2002, the Company announced a program to reduce costs and enhance profitability in 2003. As part of this plan, CAS reorganized certain departments and eliminated 15 positions, approximately 15% of its total workforce. The total amount of costs accrued was $53,070 and properly recognized as a December 2002 expense. The severance payments were paid to terminated employees subsequent to year-end.

          In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 to address alternative methods of transition for a voluntary change from the intrinsic to the fair value method of accounting for stock-based employee compensation. The statement also amends certain disclosure provisions in SFAS No.
         123. CAS continues to utilize the intrinsic value method as specified under APB No. 25, "Accounting for Stock Issued to Employees," to account for stock-based employee compensation. However, the disclosure provisions of SFAS No. 148 have been implemented in the 2002 financial statements.

         In November 2002, the Financial Accounting Standards Board issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, including warranty costs. The Company has updated its 2002 disclosures to comply with the requirements of these new pronouncements.

(3)      RECEIVABLES

         Receivables are net of the allowance for doubtful accounts. The reconciliation of the allowance for doubtful accounts is as follows:

                                                            Year Ended December 31,
                                                       2002          2001          2000
                                                     --------      --------      --------
         Balances at beginning of period             $ 55,375      $ 61,800      $ 30,054
         Doubtful accounts provision                   65,000        15,000        30,000
           Accounts (written off) recovered, net      (64,813)      (21,425)        1,746
                                                     --------      --------      --------
         Balance at end of period                    $ 55,562      $ 55,375      $ 61,800
                                                     ========      ========      ========

(4)      INVENTORIES

         Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                      2002                 2001

         Raw materials             $1,987,746           $2,013,824
         Work in process              438,047              896,477
         Finished goods               824,214              781,510
                                   ----------           ----------

                                   $3,250,007           $3,691,811
                                   ==========           ==========

         In 2002, the Company recorded $648,000 in inventory provisions, including $175,000 in the third quarter and $473,000 in the fourth quarter to write off unsaleable inventory. The write off of inventory resulted from the build-up of inventory in anticipation of sales growth which did not materialize, the continued decrease in demand of certain AMI Plus monitors in light of the product design deficiency described in Note 1 and the Company's decision to discontinue the sale, service and repair of certain products.

(5)      FINANCING ARRANGEMENTS

         LINE-OF-CREDIT

         During August 2002, the Company renewed its $3,000,000 line-of-credit with a Connecticut bank. The line is repayable upon demand and matures in September 2003. Borrowings under the line-of-credit bear interest at the bank's base rate, which may change from time to time (4.25% at December 31, 2002). At December 31, 2002, borrowings outstanding under this line totaled $600,000. Substantially all assets of the Company have been pledged as collateral under the line-of-credit.

         LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                           2002           2001
         Mortgage payable to a bank in monthly installments,
              including interest, of approximately $11,000 at 7.25%
              per annum, collateralized  by the Company's primary
              operating facility (matures January 2018)                 $1,160,940     $1,205,731

         Note payable to a bank in monthly installments,
              including interest, of approximately $39,100 at
              8.59% per annum, collateralized by substantially all
              corporate assets (matures December 2005)                   1,245,280      1,585,127
                                                                        ----------     ----------

                                                                         2,406,220      2,790,858

         Less: current portion                                             419,995        387,654
                                                                        ----------     ----------

                                                                        $1,986,225     $2,403,204
                                                                        ==========     ==========

         Scheduled maturities of principal under long-term debt over the next five years are as follows:

                  2003                             $  419,995
                  2004                                458,742
                  2005                                499,047
                  2006                                 55,238
                  2007                                 59,379
                  Thereafter                          913,819
                                                   ----------
                                                   $2,406,220
                                                   ==========

(6)      ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                2002         2001
                                              --------     --------
                Accrued payroll               $191,662     $ 99,977
                Accrued professional fees       49,628       55,324
                Accrued warranty expenses       95,000       60,000
                Other accrued expenses          97,995       94,612
                                              --------     --------
                                              $434,285     $309,913
                                              ========     ========

(7)      LICENSE AGREEMENT

         On July 27, 1994, the Company entered into a four-year licensing agreement (subsequently amended through the year 2000) with a major European manufacturer of medical equipment, canceling and superseding a prior licensing agreement with this company. The agreement granted a nonexclusive license to use the Company's blood pressure technology for a specific application. As part of this agreement, the Company received $1,500,000 and the right to earn royalties through the year 2000. The manufacturer had the option to extend the license, but elected not to do so. During the year ended December 31, 2000, the Company earned royalties totaling $171,172 pursuant to this agreement.

(8)      STOCK-BASED COMPENSATION PROGRAMS

         Stock options

         In June 1994, the Board of Directors and shareholders adopted the 1994 Employee's Incentive Stock Option Plan (the "1994 Plan"). The exercise price for common stock issued under the 1994 Plan is to be no less than the fair value of the stock at the grant date of the options. Pursuant to the 1994 Plan, 1,250,000 shares of common stock have been reserved for employee (including officers and directors) option exercises. An option granted under the 1994 Plan becomes exercisable in two equal annual installments, commencing one year from the date of the grant of the option. Options begin to expire between five and ten years from the date of grant, depending on the option holder's percentage of ownership of the Company. In the event employment is terminated, the employee no longer has the right to exercise options unless expressly permitted by the Board of Directors.

         The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000: risk-free interest rates of 5.5%, 5.3% and 6.1%, expected lives of 10 years; dividend yield of 0% and expected volatility of 118%, 77% and 78%, respectively. A summary of the Company's stock option plans and changes during the years then ended is presented below:

                                                       2002                        2001                        2000
                                                            Weighted                    Weighted                   Weighted
                                                            Average                     Average                     Average
                                                            Exercise                    Exercise                    Exercise
                                               Shares         Price        Shares        Price         Shares         Price
         Outstanding at
              beginning of year                946,400      $    .65       886,400      $    .57       963,900      $    .57
                 Granted                       235,500           .61       275,000           .83        25,000           .50
                 Exercised                        --            --        (137,500)          .53       (40,000)          .60
                 Canceled                     (424,100)          .69       (77,500)          .67       (62,500)          .52
                                              --------                    --------                    --------
         Outstanding at end
              of year                          757,800      $    .62       946,400      $    .65       886,400      $    .57
                                              ========                    ========                    ========
         Exercisable at end
              of year                          482,300      $    .60       671,400      $    .57       671,700      $    .58
                                              ========                    ========                    ========

         Weighted average grant-date fair
              value of options
              granted during
              the year                                      $    .58                    $    .71                    $    .42

         The following table summarizes information about stock options outstanding at December 31, 2002:

                                                 Weighted
                                                  Average       Weighted                      Weighted
                                                 Remaining       Average                       Average
              Range of           Number         Contractual     Exercise       Number         Exercise
           Exercise Prices     Outstanding      Life (Years)      Price      Exercisable        Price

         $ .31 -  $  .38            35,000           1.3         $  .31           35,000       $  .31
           .51 -     .65           561,300           7.9            .57          290,800          .54
           .75 -    1.52           161,500           6.4            .86          156,500          .79
         ---------------      ------------                                  ------------
         $ .31 -  $ 1.52           757,800           7.3            .62          482,300          .60
         ===============      ============                                  ============

         WARRANTS

         Warrants to purchase 1,395,000 shares of common stock at a weighted average exercise price of $.51 per share remain outstanding at December 31, 2002. These warrants have no specific expiration date and have an exercise price range of $0.31 to $1.00 per share.

(9)      LIFE INSURANCE

         During 2002, 2001 and 2000, the Company paid term-life insurance premiums of approximately $45,600, $40,700, and $33,000, respectively, for life insurance policies on the lives of two officers of the Company. The policies are in the face amounts of $1,000,000 and $650,000, respectively. The beneficiaries of $250,000 and $150,000, respectively, of the policies are designated by the insured. The Company is the beneficiary of the balance. In January 2003, one of the officers died and in February 2003, the Company received proceeds of $500,000 pursuant to one of the policies.

(10)     401(k) PLAN

         The Company maintains a 401(k) benefit plan for its employees, which generally allows participants to make contributions by salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis which are matched in part by discretionary contributions by the Company. The 2002, 2001 and 2000 contributions by the Company were $56,494, $50,386, and $49,961, respectively.

         The Company does not provide any other post-retirement or other post-employment benefits.

(11)     INCOME TAXES

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

         The (benefit from) provision for taxes consisted of the following at December 31:

                                                                      2002           2001           2000
         Current:
              Federal                                              $ (50,374)     $ (48,000)     $ 377,000
              State                                                    5,843          5,000         60,000
                                                                   ---------      ---------      ---------

                     Total                                           (44,531)       (43,000)       437,000
                                                                   ---------      ---------      ---------
         Deferred:
              Federal                                               (284,515)         3,000        (20,000)
              State                                                  (68,729)         1,000         (3,000)
                                                                   ---------      ---------      ---------

                     Total                                          (353,244)         4,000        (23,000)
                                                                   ---------      ---------      ---------

                     (Benefit from) provision for income taxes     $(397,775)     $ (39,000)     $ 414,000
                                                                   =========      =========      =========

         During 2000 and 2001, the effective tax rate differed from the federal statutory rate of 34% in each year principally due to state income taxes. During the year ended December 31, 2002, the effective tax rate of 55% is greater than the the federal statutory rate of 34% due to state tax benefit of 6%, recognition of prior year R&D tax credits claimed of 10%, and current year R&D tax credits of 5%.

         The components of the Company's deferred tax assets at December 31 are approximately as follows:

                                                         2002         2001

         Inventories                                   $317,729     $ 60,000
         Warranty reserve                                33,241       21,000
         Bad debt reserve                                19,441       19,500
         Tax credits                                     50,098         --
         Depreciation/Amortization                       89,235         --
         Other                                             --         56,000
                                                       --------     --------

                                                       $509,744     $156,500
                                                       ========     ========

(12)     GRANT AWARD

         In September 2000, the Company was awarded a Phase II grant by the National Institute of Neurological Disorders and Stroke of the National Institutes of Health under its Small Business Innovative Research Program. This grant, expected to be between $800,000 and $1,000,000 in the aggregate, will be used to continue development of a new technology that can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of the grant, the Company will be reimbursed for qualifying expenditures under the agreement. Funding provided to the Company is recorded as a reduction of research and development expenses. During the years ended December 31, 2002, 2001 and 2000, approximately $284,157, $242,116 and $73,758, respectively, of costs were reimbursed under the grant. The Company recognizes grant funds as the qualifying costs are incurred.

(13)     COMMITMENTS AND CONTINGENCIES

         During November 2000, the Company leased facilities comprised of approximately 7,300 square feet of manufacturing space, located at 31 Business Park Drive, Branford, CT 06405. The lease expires on December 31, 2003. The annual base lease payment under this lease is approximately $47,650 for 2003. Rent expense was $65,807, $60,462 and $3,571 for 2002, 2001 and 2000, respectively.

         The Company is committed under an employment agreement with one officer for payments aggregating approximately $215,000 per year, which expires on August 31, 2003.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------


          Reference is made to the sections entitled "Election of Directors", "Management", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 21, 2003, and to be filed with the Securities and Exchange Commission.

Item 10.  Executive Compensation
--------------------------------

          Reference is made to the sections entitled "Compensation of Executive Officers" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 21, 2003, and to be filed with the Securities and Exchange Commission.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

          Reference is made to the section entitled "Stock Ownership" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 21, 2003, and to be filed with the Securities Exchange Commission. Information with respect to securities authorized for issuance under equity compensation plans is set forth in Part II, Item 5.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

          The Company and Louis P. Scheps have entered into an employment agreement pursuant to which Mr. Scheps serves as President and Chief Executive Officer of the Company. As of September 1, 2000, the employment agreement was amended (as amended, the "Employment Agreement") to extend its term through August 31, 2003 and provide for a base salary of $215,000 per year. The Employment Agreement also provides that if a "Change of Control" (as defined below) occurs, and upon such Change of Control occurring, the Employment Agreement is not extended for a period of at least one year following the stated termination date of the Employment Agreement, then Mr. Scheps shall be paid a lump sum of $250,000 on such stated termination date. "Change of Control" is defined in the Employment Agreement to mean (i) a sale of all or substantially all of the Company's assets, (ii) a merger involving the Company in which the Company is not the survivor and the Company's stockholders prior to the merger control less than fifty percent of the voting stock of the surviving entity,
(iii) a sale by the Company's stockholders to an acquirer or acquirers acting in concert of more than a majority of the then outstanding stock of the Company owned by the Company's stockholders, or (iv) any event similar to any of the foregoing. In connection with the amendment of the Employment Agreement, Mr. Scheps was granted a warrant to purchase 100,000 shares of the Company common stock at an exercise price of $1.00 per share. This warrant is exercisable solely in the event of a Change of Control.

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

          (A) 3.1 (a)  Certificate of Incorporation of Registrant*

                  (b)  By-Laws of Registrant*

         10.1 Employment Agreement dated September 1, 1993 between the Company and Louis P. Scheps

         10.2 Amendment Number One to Employment Agreement dated September 1, 1998 between the Company and Louis P. Scheps

         10.3 Amendment Number Two to Employment Agreement dated September 1, 2000 between the Company and Louis P. Scheps

         10.4 Amendment Number Three to Employment Agreement dated September 1, 2002 between the Company and Louis P. Scheps

         23.1     Consent of Independent Public Accountants

* Incorporated by reference from the Exhibits filed in the Registrant's Registration Statement, dated April 15, 1985, filed with the Securities and Exchange Commission.

          (B)  Reports on Form 8-K
               None filed during the fourth quarter of 2002.

Item 14.  Controls and Procedures
---------------------------------

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


CAS MEDICAL SYSTEMS, INC.
-------------------------

(Registrant)




/s/ Louis P. Scheps                            Date:  March 26, 2003
-----------------------------------
By:  Louis P. Scheps
     (President, Chief Executive Officer and
     Chief Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.




/s/ Lawrence Burstein                          Date:  March 26, 2003
-----------------------------------
Lawrence Burstein, Director




/s/ Jerome Baron                               Date:  March 26, 2003
-----------------------------------
Jerome Baron, Director




/s/ Saul Milles                                Date:  March 26, 2003
-----------------------------------
Saul Milles, Director




/s/ Louis P. Scheps                            Date:  March 26, 2003
-----------------------------------
Louis P. Scheps, Director

CERTIFICATIONS

I, Louis P. Scheps, certify that:

1. I have reviewed this annual report on Form 10-KSB of CAS Medical Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Louis P. Scheps
-----------------------------
Louis P. Scheps
President, Chief Executive Officer and Chief Financial and Accounting Officer


Date: March 26, 2003