Form 10QSB
period 2003-03-31
CAS MEDICAL SYSTEMS INC
filed 2003-05-15
CIK 764579

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


                        For Quarter Ended March 31, 2003


                        Commission File Number  0-13839
                                               ---------


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



Common Stock, $.004 par value:    9,645,077 shares as of May 11,2003.
                                  ----------------------------------


Transitional Small Business Disclosure Format (check one):   Yes [_]     No [X]

================================================================================

                                                                     Form 10-QSB
                                                                  March 31, 2003
                                                                          Page 2




                                      INDEX

PART I   FINANCIAL INFORMATION                                          PAGE NO.
------   ---------------------                                          --------

         Item 1     Financial Statements

                    Condensed balance sheets as of March 31, 2003
                    and December 31, 2002 .................................   3

                    Condensed statements of operations for the
                    three months ended March 31, 2003 and 2002 ............   5

                    Condensed statements of cash flow for the
                    three months ended March 31, 2003 and 2002 ............   6

                    Notes to condensed financial statements ...............   7


         Item 2     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations .........   9


         Item 3     Controls and Procedures ...............................  11



PART II  OTHER INFORMATION:
-------  -----------------

         Item 6     Exhibits and Reports on Form 8-K ......................  11

         Signatures .......................................................  12

         Certifications ...................................................  13



                                     PART I.
                                     -------

ITEM 1.  FINANCIAL INFORMATION
-------  ---------------------

         The financial statements included herein have been prepared by CAS Medical Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2002.

         In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of March 31, 2003, and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002 have been included in the accompanying unaudited financial statements. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the expected results for the full year.

                                                                     Form 10-QSB
                                                                  March 31, 2003
                                                                          Page 3




                            CAS Medical Systems, Inc.

                            Condensed Balance Sheets
                            ------------------------
                                   (unaudited)


Assets
------                                         March 31,          December 31,
                                                  2003                2002
                                              ------------        ------------
Current Assets:
    Cash and cash equivalents                 $    221,923        $    325,670
    Accounts receivable, net of
      allowance for doubtful accounts            3,211,788           2,459,511
    Inventories                                  2,896,547           3,250,007
    Deferred tax assets                            370,411             370,411
    Other current assets                           251,673             336,767
                                              ------------        ------------

Total current assets                             6,952,342           6,742,366
                                              ------------        ------------
Property and Equipment
    Land and improvements                          535,000             535,000
    Building and improvements                    1,472,162           1,472,162
    Machinery and equipment                      2,364,843           2,358,755
                                              ------------        ------------
                                                 4,372,005           4,365,917

    Less-Accumulated depreciation               (2,012,434)         (1,920,042)
                                              ------------        ------------
    Property and Equipment, net                  2,359,571           2,445,875
                                              ------------        ------------
Intangible Assets
    Purchased technology                           337,011             337,011
    Capitalized software                           127,420             107,200
                                              ------------        ------------
                                                   464,431             444,211

Less - Accumulated amortization                   (202,900)           (186,050)
                                              ------------        ------------
    Intangible Assets, net                         261,531             258,161
                                              ------------        ------------
Deferred Income Taxes                              139,333             139,333
                                              ------------        ------------
Total assets                                  $  9,712,777        $  9,585,735
                                              ============        ============


    The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                                  March 31, 2003
                                                                          Page 4





                            CAS Medical Systems, Inc.

                            Condensed Balance Sheets
                            ------------------------
                                   (unaudited)


                                                      March 31,     December 31,
Liabilities and Shareholders' Equity                    2003            2002
------------------------------------                 ----------      ----------

Current Liabilities:
    Current portion of long-term debt                $  419,995      $  419,995
    Line of credit                                           --         600,000
    Accounts payable                                    680,553         609,122
    Income taxes payable                                160,086          70,287
    Accrued expenses                                    412,078         434,285
                                                     ----------      ----------
        Total current liabilities                     1,672,712       2,133,689
                                                     ----------      ----------
Long-term debt, less current portion                  1,884,510       1,986,225
                                                     ----------      ----------
Shareholders' Equity:
    Common stock, $.004 par value per share,
    19,000,000 shares authorized, 9,645,077
    shares issued and outstanding in 2003 and 2002       38,581          38,581
    Additional paid-in capital                        2,834,913       2,834,913
    Retained earnings                                 3,282,061       2,592,327
                                                     ----------      ----------
    Total shareholders' equity                        6,155,555       5,465,821
                                                     ----------      ----------
Total liabilities and shareholders' equity           $9,712,777      $9,585,735
                                                     ==========      ==========






    The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                                  March 31, 2003
                                                                          Page 5




                            CAS Medical Systems, Inc.

                         Condensed Statements of Income
                         ------------------------------
                                   (Unaudited)




                                                       Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------      ------------

REVENUES:
     Net product sales                           $  4,214,238      $  3,903,980

OPERATING EXPENSES:
     Cost of product sales                          2,426,727         2,321,213
     Selling, general & administrative              1,296,186         1,198,709
     Research & development                           206,787           262,118
                                                 ------------      ------------
     Operating income                                 284,538           121,940

INTEREST (EXPENSE), net                               (26,804)          (57,064)

     Other income-proceeds from
       insurance policy                               500,000                --
                                                 ------------      ------------
     Income before income taxes                       757,734            64,876


PROVISION FOR INCOME TAXES                             68,000            14,300
                                                 ------------      ------------

     Net Income                                  $    689,734      $     50,576
                                                 ============      ============


Weighted average number of common
shares outstanding:

     Basic                                          9,645,077         9,645,077
                                                 ============      ============

     Diluted                                        9,781,830        10,128,110
                                                 ============      ============

Earnings per common share:

     Basic                                       $       0.07      $       0.01
                                                 ============      ============

     Diluted                                     $       0.07      $       0.00
                                                 ============      ============





    The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                                  March 31, 2003
                                                                          Page 6






                            CAS Medical Systems, Inc.

                       Condensed Statements of Cash Flows
                       ----------------------------------
                                   (Unaudited)


                                                               March 31,
                                                       ------------------------
                                                          2003          2002
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  689,734    $   50,576
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                        109,242       110,295
  Changes in operating assets and liabilities:
     Accounts receivable                                 (752,277)     (246,365)
     Inventories                                          353,460        29,087
     Other current assets                                  85,094        73,655
     Accounts payable, income taxes payable, and
       accrued expenses                                   139,023      (175,001)
                                                       ----------    ----------

  Net cash provided by (used in) operating activities     624,276      (157,753)
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                  (6,088)      (18,895)
  Capitalized software development                        (20,220)           --
                                                       ----------    ----------

  Net cash used in investing activities                   (26,308)      (18,895)
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under long-term debt                        (101,715)      (93,560)
  Borrowings (repayments) under line of credit, net      (600,000)      200,000
                                                       ----------    ----------

  Net cash (used in) provided by financing activities    (701,715)      106,440
                                                       ----------    ----------

  Net decrease in cash and cash equivalents              (103,747)      (70,208)

CASH AND CASH EQUIVALENTS, beginning of period            325,670       337,129
                                                       ----------    ----------

CASH AND CASH EQUIVALENTS, end of period               $  221,923    $  266,921
                                                       ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest             $   28,277    $   62,964
  Cash paid during the period for income taxes, net
    of refunds                                         $    7,267    $   22,361



    The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                                  March 31, 2003
                                                                          Page 7

                            CAS Medical Systems, Inc.
                          Notes to Financial Statements
                                 March 31, 2003

(1)  The Company:

     CAS Medical Systems, Inc., (the Company), was organized in 1984 primarily to serve neonatal and pediatric units in hospitals. Today, the Company is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use in the health care and medical industry. These products are sold by the Company through its own sales force, through distributors and pursuant to Original Equipment Manufacturer agreements internationally and in the United States.


(2)  Inventory:

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At March 31, 2003 and December 31, 2002, inventory consisted of the following:

                                         March 31,    December 31,
                                           2003           2002
                                        -------------------------
     Raw Material                       $1,956,018     $1,987,746
     Work-In-Process                       249,199        438,047
     Finished Inventory                    691,330        824,214
                                        ----------     ----------
                                        $2,896,547     $3,250,007
                                        ==========     ==========


(3)  Earnings Per Common Share:

     Basic earnings per common share for the three months ended March 31, 2003 and 2002 were based on the weighted average number of shares outstanding during the period, calculated using the treasury stock method. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants. The Company excluded 1,267,800 and 962,000 outstanding warrants and options from the calculation for the three months ended March 31, 2003 and 2002, respectively, as they are anti-dilutive for the periods presented.

     The following summarize the Company's calculation of Basic and Diluted Earnings per Share ("EPS") for the three-month periods ended March 31, 2003 and 2002:

                                           March 30, 2003     March 30, 2002

Net income                                  $    689,734       $     50,576
                                            ============       ============
Weighted average shares outstanding            9,645,077          9,645,077
Add: Dilutive effect of outstanding
   warrants and options                          136,753            483,033
                                            ============       ============
Total weighted average shares of
   dilutive securities outstanding             9,781,830         10,128,110
                                            ============       ============
Earnings per share - basic                  $        .07       $        .01
                                            ============       ============
Earnings per share - dilutive               $        .07       $        .00
                                            ============       ============

                                                                     Form 10-QSB
                                                                  March 31, 2003
                                                                          Page 8


(4)  Stock-Based Compensation

     The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of the grant. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, " Accounting for Stock-Based Compensation Transition and Disclosure." Accordingly, had compensation cost for the 1994 Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share for the three month period ended March 31, 2003 and 2002 would have been changed to the following pro forma amounts:

                                                        March 31,     March 31,
                                                          2003          2002
                                                       ----------    ----------
Net income:           As reported                      $  689,734    $   50,576
                      Compensation expenses for stock
                      options based on fair value          22,056        25,778
                      Pro forma                           667,678        24,798

Earnings per share:   As reported - Basic                     .07           .01
                      Pro forma - Basic                       .07           .00
                      As reported - Diluted                   .07           .00
                      Pro forma - Diluted                     .07           .00


(5)  Debt

     During August 2002, the Company renewed its $3,000,000 line of credit with a Connecticut bank. The line is repayable upon demand and matures in September 2003. Borrowings under the line of credit bear interest at the bank's base rate which may change from time to time. (Base rate as of March 31, 2003 is 4.75 percent.) The bank has a first security interest in all assets of the Company. At March 31, 2003, there were no borrowings outstanding under this line.


(6)  Grant Award

     In September 2000, the Company was awarded a Phase II Grant by the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NIH) under its Small Business Innovative Research Program. This grant, expected to be between $800,000 and $1,000,000 in the aggregate, will be used to continue development of a new technology that can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of the grant, the Company will be reimbursed for qualifying expenditures under the agreement. Funding provided to the Company will be recorded as a reduction of the related research expenses when such qualifying expenditures are incurred. During the three months ended March 31, 2003 and 2002, approximately $97,459 and $58,269, respectively, of costs were reimbursed under the grant. The Company recognizes grant funds as the qualifying costs are incurred.


(7)  Significant Event

     In February 2003, as a result of the death of a key employee, the Company received proceeds of $500,000 pursuant to a life insurance policy. Such proceeds are not taxable and have been recorded as Other Income.

                                                                     Form 10-QSB
                                                                  March 31, 2003
                                                                          Page 9



ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Critical Accounting Judgments and Estimates
-------------------------------------------

     The Company's discussion and analysis of the financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The Company's estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 2 to our financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002.

Results of Operations
---------------------

     For the quarter ended March 31, 2003, the Company reported a net income of $689,734 ($0.07 per common share on a diluted basis), compared to $50,576 ($0.00 per common share on a diluted basis) reported for the same period of 2002. The increase for 2003 was due primarily to an increase in product sales by 7.9 percent and proceeds of $500,000 received from a life insurance policy due to the death of one of the Company's officers in January 2003.

     The Company generated revenue of $4,214,238 for the first quarter ended March 31, 2003, an increase of $310,258 or 7.9 percent over the comparable period of 2002. The increase in revenue during the first quarter of 2003 was primarily attributable to volume increases of neonatal disposable products, apnea monitors and blood pressure equipment which increased by 27, 11 and 18 percent, respectively. These increases were offset by a decrease in sales of accessory product, which decreased by 33 percent.

     The cost of product sales as a percentage of net product sales was 57.6 percent for the three month period ended March 31, 2003, compared to 59.5 percent for the same period of 2002. The favorable impact is due primarily to changes in product and market mix in 2003, compared to the prior year, and to the impact of headcount reductions made in the fourth quarter of 2002. The Company continues to target improvements in product cost to maintain the Company's competitive position.

     Selling, general and administrative expenses (SG&A) were $1,296,186 for the three month period ended March 31, 2003, compared to $1,198,709 for the same period of 2002, an increase of $97,477. The increase in SG&A expense is due primarily to the increased cost of product liability insurance and advertising/promotion expenses associated with the introduction of the new vital signs monitor.

     Research and Development (R&D) aggregate expenses for the period ended March 31, 2003, were $304,247 compared to $320,388 for the same period of 2002. Approximately $97,459 and $58,269 of the National Institutes of Health (NIH) grant reduced R&D expenses to approximately $206,787 and $262,118 for the periods ended March 31, 2003 and 2002, respectively. The decrease was primarily due to a higher amount received from the NIH grant.

     Net interest expense decreased to $26,804 from $57,064 in the first quarter of 2003 due to lower average borrowings, lower average interest rates and the repayment, in February 2003, of the entire line of credit.

                                                                     Form 10-QSB
                                                                  March 31, 2003
                                                                         Page 10




     The provision for income taxes of $68,000 and $14,300 for the three month periods ended March 31, 2003 and 2002, respectively, represents federal and state income taxes. The current year income tax effective rate is approximately 26% and is less than the expected statutory rate due to exclusion of qualifying foreign trade income and benefit from expected research and development tax credits. During the three month period ended March 31, 2003, this effective tax rate was not applied to $500,000 of other income since this income is not subject to income taxes (Note 7).

Backlog
-------

     The Company's practice is to ship its products upon receipt of a customer's order or pursuant to customer-requested ship dates. On March 31, 2003, the Company had a backlog of orders from customers for products with requested ship dates in 2003 totaling approximately $1,619,581, deliverable throughout 2003. At March 31, 2002, the Company had a backlog of orders totaling approximately $923,000. During the second quarter of 2003, the Company anticipates fulfilling approximately $1,279,821 of this backlog.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     At March 31, 2003, the Company's cash and cash equivalents totaled $221,923 compared to $325,670 at December 31, 2002 (a decrease of 32%) and the Company's working capital totaled $5,279,630 on March 31, 2003, compared to $4,608,677 on December 31, 2002.

Cash provided by operating activities: We generated cash from operations in the first quarter of 2003 of $624,000, compared to cash used in operations of $158,000 during the first quarter of 2002. The significant increase in cash generated from operations was largely the result of $500,000 of cash received from the life insurance policy following the death of a key employee (Note 7). During the first quarter of 2003, depreciation and amortization totaled $109,000 compared to $110,000 in the same quarter in 2002. Inventory decreased $353,000, due to the high volume of shipments and sales during the quarter. Accounts payable and accrued expensed increased $139,000, as a result of the increase in purchasing necessary to support the increase in sales.

Cash used in operating activities: Offsetting the activities providing cash during the first quarter of 2002 was the increase in accounts receivable of $752,000, largely due to the high sales increase in the month of March.

Investing activities: Our capital expenditures were approximately $26,000 and $19,000 for the first quarter of 2003 and 2002, respectively. Capital expenditures increased as a result of the completion of the software development for the new product line released during the quarter.

Financing activities: Financing activities used $702,000 of cash during the first quarter of 2003, due to the repayment of $600,000 of borrowings on our line of credit and repayments of long-term debt totaling $102,000.

During the quarter ended March 31, 2003, the Company invested in short-term notes, earning interest of approximately $1,474.

Credit facilities and borrowings: During August 2002, the Company renewed its line of credit with a Connecticut bank totaling $3,000,000. Borrowings under the line bear interest at the bank's base rate, which may change from time to time. (Base rate as of March 31, 2003 is 4.75 percent.) At March 31, 2003, there were no borrowings under this line.

                                                                     Form 10-QSB
                                                                  March 31, 2003
                                                                         Page 11




Resource sufficiency: Based on cash on hand at March 31, 2003 and management's current operating plan, the Company believes it has sufficient cash to meet all its obligations as they come due through at least January 1, 2004. Management further believes that with the anticipated improved cash flow and profit margin, that the existing line of credit will be renewed in September 2003, although there is no assurance the bank will renew such line of credit at terms acceptable to the Company, or at all.


ITEM 3   CONTROLS AND PROCEDURES
--------------------------------

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





PART II - OTHER INFORMATIION
----------------------------


ITEM 6    EXHIBITS AND REPORTS ON FORM 10-KSB
---------------------------------------------

     (A)  Exhibits

          11. See Notes to Financial Statements Note 3, regarding computation of earnings per Share.

          99.1   Certification of Periodic Financial Report

     (B)  Reports on Form 8-K

          None.

                                                                     Form 10-QSB
                                                                  March 31, 2003
                                                                         Page 12







SIGNATURES
----------


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




CAS MEDICAL SYSTEMS, INC.
-------------------------
     (Registrant)



/s/ Louis P. Scheps                                    Date: May 11, 2003
--------------------------------------                 ------------------
Louis P. Scheps
(President and Chief Executive Officer
 and Chief Financial Officer)

                                                                     Form 10-QSB
                                                                  March 31, 2003
                                                                         Page 13





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


By:  /s/ Louis P. Scheps
     ------------------------
     Louis P. Scheps
     President, Chief Executive Officer
     and Chief Financial Officer


Date: May 11, 2003