Form 10QSB
period 2003-06-30
CAS MEDICAL SYSTEMS INC
filed 2003-08-13
CIK 764579

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


                    For Quarterly Period Ended June 30, 2003


                         Commission File Number 0-13839


                            CAS MEDICAL SYSTEMS, INC.

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


                                 (203) 488-6056
                (Issuer's telephone number, including area code)



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.004 par value:
9,645,077 shares as of August 8, 2003.

Transitional Small Business Disclosure Format (check one):      Yes [ ]  No [X]
================================================================================

                                                                     Form 10-QSB
                                                                   June 30, 2003
                                                                          Page 2
                                      INDEX
                                      -----

PART 1      Financial Information                                       Page No.
------      ---------------------                                       --------

  Item 1    Financial Statements (unaudited)

            Condensed balance sheets as of June 30, 2003
             and December 31, 2002                                          4

            Condensed statements of operations for the six and three
             months ended June 30, 2003 and 2002                            6

            Condensed statements of cash flow for the six
             months ended June 30, 2003 and 2002                            7

            Notes to condensed financial statements                         8

  Item 2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           11

  Item 3    Controls and Procedures                                        13

PART II     Other Information:
-------     ------------------

  Item 4    Submission of Matters to Vote of Security Holders              13

  Item 6    Exhibits and Reports on Form 8-K                               14

  Signatures                                                               15

  Certification                                                            16

                                                                     Form 10-QSB
                                                                   June 30, 2003
                                                                          Page 3

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

     In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of June 30, 2003, and the results of its operations and its cash flows for the six months ended June 30, 2003 and 2002 have been included in the accompanying unaudited financial statements. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the expected results for the full year.

                                                                     Form 10-QSB
                                                                   June 30, 2003
                                                                          Page 4

                            CAS Medical Systems, Inc.

                            Condensed Balance Sheets
                            ------------------------

Assets                                           (unaudited)
------                                             June 30,       December 31,
                                                     2003             2002
                                                 -----------      -----------
Current Assets:
       Cash and cash equivalents                 $   807,649      $   325,670
       Accounts receivable, net of allowance
         for doubtful accounts                     2,621,854        2,459,511
       Inventories                                 3,164,457        3,250,007
       Deferred tax assets                           370,411          370,411
       Other current assets                          120,610          336,767
                                                 -----------      -----------

  Total current assets                             7,084,981        6,742,366
                                                                  -----------
  Property and Equipment
       Land and improvements                         535,000          535,000
       Building and improvements                   1,472,162        1,472,162
       Machinery and equipment                     2,434,586        2,358,755
                                                 -----------      -----------
                                                   4,441,748        4,365,917

       Less-Accumulated depreciation              (2,106,688)      (1,920,042)
                                                 -----------      -----------
       Property and Equipment, net                 2,335,060        2,445,875
                                                 -----------      -----------
  Intangible Assets
       Purchased technology                          337,600          337,600
       Capitalized software                          132,220          107,200
                                                 -----------      -----------
                                                     469,820          444,800

  Less - Accumulated amortization                   (231,357)        (186,639)
                                                 -----------      -----------
        Intangible Assets, net                       238,463          258,161
                                                 -----------      -----------
  Deferred Income Taxes                              139,333          139,333
                                                 -----------      -----------
  Total assets                                   $ 9,797,837      $ 9,585,735
                                                 ===========      ===========

    The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                                   June 30, 2003
                                                                          Page 5

                            CAS Medical Systems, Inc.

                            Condensed Balance Sheets
                            ------------------------

                                                    (unaudited)
                                                      June 30,      December 31,
Liabilities and Shareholders' Equity                    2003           2002
------------------------------------                 ----------     ----------

  Current Liabilities:
        Current portion of long-term debt            $  419,995     $  419,995
        Line of credit                                     --          600,000
        Accounts payable                                778,395        609,122
        Income taxes payable                            126,304         70,287
        Accrued expenses                                441,830        434,285
                                                     ----------     ----------
              Total current liabilities               1,766,524      2,133,689
                                                     ----------     ----------
  Long-term debt, less current portion                1,781,148      1,986,225
                                                     ----------     ----------
  Shareholders' Equity:
        Common stock, $.004 par value per share,
        19,000,000 shares authorized, 9,645,077
        shares issued and outstanding in 2003
        and 2002                                         38,581         38,581
        Additional paid-in capital                    2,834,913      2,834,913
        Retained earnings                             3,376,671      2,592,327
                                                     ----------     ----------
        Total shareholders' equity                    6,250,165      5,465,821
                                                     ----------     ----------
  Total liabilities and shareholders' equity         $9,797,837     $9,585,735
                                                     ==========     ==========

    The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                                   June 30, 2003
                                                                          Page 6

                            CAS Medical Systems, Inc.

                         Condensed Statements of Income
                         ------------------------------
                                   (Unaudited)

                                                              Six Months Ended                   Three Months Ended
                                                                  June 30,                            June 30,
                                                           2003              2002              2003              2002
                                                      ------------------------------------------------------------------
REVENUES:
        Net product sales                             $  8,302,384      $  7,546,719      $  4,088,146      $  3,642,739

  OPERATING EXPENSES:
        Cost of product sales                            4,753,503         4,241,495         2,326,776         1,920,282
        Selling, general & administrative                2,646,180         2,500,171         1,349,994         1,301,462
        Research & development                             424,521           644,046           217,734           381,928
                                                      ------------      ------------      ------------      ------------
        Operating income                                   478,180           161,007           193,642            39,067

  INTEREST EXPENSE, net                                    (87,836)         (114,339)          (61,032)          (57,275)
                                                      ------------      ------------      ------------      ------------
        Income (loss) before income taxes                  390,344            46,668           132,610           (18,208)

        Other income, non-taxable proceeds
           from insurance policy                           500,000              --                --                --

  PROVISION (BENEFIT) FOR
     INCOME TAXES                                          106,000             7,900            38,000            (6,400)
                                                      ------------      ------------      ------------      ------------
        Net income (loss)                             $    784,344      $     38,768      $     94,610      $    (11,808)
                                                      ============      ============      ============      ============
  Weighted average number of common
  shares outstanding:
        Basic                                            9,645,077         9,645,077         9,645,077         9,645,077
                                                      ============      ============      ============      ============
        Diluted                                          9,962,389        10,124,054        10,032,386         9,645,077
                                                      ============      ============      ============      ============
  Earnings per common share:
        Basic                                         $       0.08      $       0.00      $       0.01      $       0.00
                                                      ============      ============      ============      ============
        Diluted                                       $       0.08      $       0.00      $       0.01      $       0.00
                                                      ============      ============      ============      ============

    The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                                   June 30, 2003
                                                                          Page 7

                            CAS Medical Systems, Inc.

                       Condensed Statements of Cash Flows
                       ----------------------------------
                                   (Unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                       2003             2002
                                                                   -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $   784,344      $    38,768
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                                      231,364          200,562
Changes in operating assets and liabilities:
    Accounts receivable                                               (162,343)         379,185
    Inventories                                                         85,550         (434,315)
    Other current assets                                               216,157          124,157
    Accounts payable, income taxes payable,
       and accrued expenses                                            232,835         (116,363)
                                                                   -----------      -----------

    Net cash provided by operating activities                        1,387,907          191,994
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                              (75,831)         (41,285)
  Capitalized software development                                     (25,020)            --
                                                                   -----------      -----------

  Net cash (used in) investing activities                             (100,851)         (41,285)
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under long-term debt                                     (205,077)        (188,456)
  Repayments under line of credit, net                                (600,000)        (100,000)
                                                                   -----------      -----------

  Net cash used in financing activities                               (805,077)        (288,456)
                                                                   -----------      -----------

  Net increase (decrease) in cash and cash equivalents                 481,979         (137,747)

CASH AND CASH EQUIVALENTS, beginning of period                         325,670          337,129
                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                           $   807,649      $   199,382
                                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                         $    97,880      $   118,613
  Cash paid during the period for income taxes, net of refunds     $    78,075      $    16,371

    The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                                   June 30, 2003
                                                                          Page 8

                            CAS Medical Systems, Inc.
                          Notes to Financial Statements
                                  June 30, 2003

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

(2) Inventory:

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At June 30, 2003 and December 31, 2002, inventory consisted of the following:

                                    June 30,     December 31,
                                      2003           2002
                                   -------------------------
     Raw Material                  $2,259,859     $1,987,746
     Work-In-Process                  242,619        438,047
     Finished Inventory               661,979        824,214
                                   ----------     ----------
                                   $3,164,457     $3,250,007
                                   ==========     ==========

(3) Earnings Per Common Share:

     Basic earnings per common share for the six months ended June 30, 2003 and 2002 were based on the weighted average number of shares outstanding during the period, calculated using the treasury stock method. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants. The Company excluded 1,845,881 and 1,847,423, 1,775,491 and 2,326,400 outstanding warrants and options from the calculation for the six months and three months ended June 30, 2003 and 2002, respectively, as they are anti-dilutive for the periods presented.

     The following summarize the Company's calculation of Basic and Diluted Earnings per Share ("EPS") for the three-month and six-month periods ended June 30, 2003 and 2002:

                                          Three months ended June 30
                                          ---------------------------
                                              2003           2002

Net income (loss)                         $     94,610   $    (11,808)
                                          ============   ============
Weighted average shares outstanding          9,645,077      9,645,077
Add:  Dilutive effect of outstanding
   warrants and options                        387,309            --
                                          ============   ============
Total weighted average shares of
    dilutive securities outstanding         10,032,386      9,645,077
                                          ============   ============
Earnings (loss) per share - basic         $        .01   $       (.00)
                                          ============   ============
Earnings (loss) per share - dilutive      $        .01   $       (.00)
                                          ============   ============

                                                                     Form 10-QSB
                                                                   June 30, 2003
                                                                          Page 9

                                           Six months ended June 30
                                          ---------------------------
                                              2003           2002

Net income                                $    784,344   $     38,768
                                          ============   ============
Weighted average shares outstanding          9,645,077      9,645,077
Add:  Dilutive effect of outstanding
   warrants and options                        317,312        478,977
                                          ============   ============
Total weighted average shares of
    dilutive securities outstanding          9,962,389     10,124,054
                                          ============   ============
Earnings per share - basic                $        .08   $        .00
                                          ============   ============
Earnings per share - dilutive             $        .08   $        .00
                                          ============   ============

(4) Stock-Based Compensation

     The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of the grant and the Company currently applies the intrinsic value method of Accounting Principles Board Opinion No. 25 (APB 25). As a result, the Company generally does not recognize compensation expense on its options. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, " Accounting for Stock-Based Compensation Transition and Disclosure." Accordingly, had compensation cost for the stock option awards been determined to be consistent with SFAS No. 123, the Company's net income (loss) and earnings
(loss) per share for the six and three month periods ended June 30, 2003 and 2002 would have been changed to the following pro forma amounts:

                                           Six Months Ended        Three Months Ended
                                               June 30                  June 30
                                           2003        2002         2003        2002
                                        ---------   ---------    ---------   ---------
Net income (loss):
   As reported                          $ 784,344   $  38,768    $  94,610   $  (6,400)
   Compensation expenses for
   stock options based on fair value       37,095      25,589       15,039      13,989
   Pro forma                              749,249      13,179       79,571     (20,389)

Earnings (loss) per share:
   As reported - Basic                        .08         .00          .01        (.00)
   Pro forma - Basic                          .08         .00          .01        (.00)
   As reported - Diluted                      .08         .00          .01        (.00)
   Pro forma - Diluted                        .08         .00          .01        (.00)

(5) Debt

     During August 2002, the Company renewed its $3,000,000 line of credit with a Connecticut bank. The line is repayable upon demand and matures in September 2003. Borrowings under the line of credit bear interest at the bank's base rate which may change from time to time. (Base rate as of June 30, 2003 is 4.00 percent.) The bank has a first security interest in all assets of the Company. At June 30, 2003, there were no borrowings outstanding under this line.

                                                                     Form 10-QSB
                                                                   June 30, 2003
                                                                         Page 10

(6) Grant Award

     In September 2000, the Company was awarded a Phase II Grant by the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NIH) under its Small Business

Innovative Research Program (SBIR). This grant, expected to be between $800,000 and $1,000,000 in the aggregate, will be used to continue development of a new technology that can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of the grant, the Company will be reimbursed for qualifying expenditures under the agreement. Funding provided to the Company is recorded as a reduction of the related research expenses when such qualifying expenditures are incurred. During the six months ended June 30, 2003 and 2002, $229,484 and $108,731, respectively, and during the three months ended June 30, 2003 and 2002, $132,025 and $50,462, respectively, of costs were reimbursed under the grant. The Company recognizes grant funds as the qualifying costs are incurred.

     In May 2003, the Company was awarded two Phase I SBIR grants of $100,000 each from the National Institute of Neurological Disorders and Stroke of the NIH. These grants were awarded to develop a bedside monitor for cerebral blood flow (CBF) and oxygen saturation based on CAS Medical Systems, Inc.'s near-infrared spectroscopy (NIRS) technology. No funds under this grant have been provided as of June 30, 2003.

(7) Significant Event

     In February 2003, as a result of the death of a key employee, the Company received proceeds of $500,000 pursuant to a life insurance policy. Such proceeds are not taxable and have been recorded as Other Income.

(8) Guarantees

     In November 2002, the FASB issued FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34." FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued.

     Pursuant to our certificate of incorporation and bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving, at our request, in such capacity. The maximum potential amount of future payments we could be required to make pursuant to these provisions is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification obligations is minimal. We have no liabilities recorded for these obligations as of June 30, 2003.

     We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have no liabilities recorded for these agreements as of June 30, 2003.

                                                                     Form 10-QSB
                                                                   June 30, 2003
                                                                         Page 11
(9) New Accounting Pronouncements

     In May 2003, the FASB issued Statement of Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, including mandatorily redeemable instruments, by now requiring those instruments to be classified as liabilities in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect FAS 150 will not have a material impact on the Company's financial statements.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS
-------------

Critical Accounting Judgments and Estimates
-------------------------------------------

     The Company's discussion and analysis of its financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The Company's estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 2 to our financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002. These accounting policies have not changed since year-end.

Results of Operations
---------------------

    For the quarter ended June 30, 2003, the Company reported a net income of $94,610 ($0.01 per common share on a diluted basis), compared to a net loss of $11,808 reported for the same period of 2002. Net income for the six months ended June 30, 2003 was $784,344 ($0.08 per common share on a diluted basis) compared to net income of $38,768 reported for the six months ended June 30, 2002. The increase in the year to date results of 2003 was due primarily to the tax-free proceeds of $500,000 received from a life insurance policy due to the death of one of the Company's officers in January 2003, and to an increase in net product sales by 10.0 percent.

    Net sales increased 12.2 percent to $4,088,146 for the three months ended June 30, 2003 from $3,642,739 reported for the same period of 2002. For the six months ended June 30, 2003 sales increased by 10.0 percent to $8,302,384 from $7,546,719 for the comparable period in 2002. The overall increase for the six-month period was primarily attributable to volume increases of vital sign monitors, apnea monitors and neonatal disposable products which increased by 82, 18 and 13 percent, respectively. These increases were offset by a decrease in sales of accessory products, which decreased by 36 percent. The overall increase for the three-month period was primarily attributable to an increase in sales in vital sign monitors and apnea monitors.

     The cost of product sales as a percentage of net product sales was 56.9 percent for the three months ended June 30, 2003, compared to 52.7 percent for the three months ended June 30, 2002. For the six-month period ended June 30, 2003, cost of product sales as a percentage of net product sales was 57.3 percent compared to 56.2 percent for the same period of 2002. During the six months ended June 30,

                                                                     Form 10-QSB
                                                                   June 30, 2003
                                                                         Page 12

2003, the cost of product sales as a percentage of net product sales has increased as the net sales of vital monitors, a lower margin product, has drastically increased. This is offset by a corresponding decrease in the level of accessory product, a high margin product. The Company continues to target improvements in product cost to maintain the Company's competitive position.

     Selling, general and administrative expenses (SG&A) increased to $1,349,994 for the three months ended June 30, 2003, from $1,301,462 reported for the same period of 2002. For the six-month period ended June 30, 2003, SG&A expenses were $2,646,180, compared to $2,500,171 for the same period in 2002, an increase of $146,009. The increase in SG&A expenses, both for the three and six month periods, were due primarily to increased cost of product liability insurance, Director's and Officer's insurance and advertising/promotion expenses associated with the introduction of the new vital signs monitor.

     Research and Development (R&D) aggregate expenses for the three-month period ended June 30, 2003 were $349,759, compared to $432,390 for the same period in 2002. For the six month period ended June 30, 2003, R&D aggregate expenses were $654,005 compared to $752,777 for the same period of 2002. Approximately $132,025 and $50,462 from the National Institutes of Health (NIH) grant reduced R&D expenses to $217,734 and $381,928 for the three-month periods ended June 30, 2003 and 2002, respectively. Approximately $229,484 and $108,731 from the NIH grant reduced R&D expenses to $424,521 and 644,049 for the six-month periods ended June 30, 2003 and 2002, respectively. The net decrease was primarily due to a greater amount received by the NIH grant and a reduction in wages due to the death of one of the Company's key employees in January 2003.

     Net interest expense decreased to $87,836 from $114,339 in the six months ended June 30, 2003 due to lower average borrowings, lower average interest rates and the repayment, in February 2003, of the entire outstanding line of credit.

     The provision for income taxes of $106,000 and $7,900 for the six-month periods ended June 30, 2003 and 2002, respectively, represents federal and state income taxes. The current year income tax effective rate is approximately 12 percent and is less than the expected statutory rate due to exclusion of $500,000 received from a life insurance policy due to the death of one of the Company's officers, qualifying foreign trade income and benefit from expected research and development tax credits.

Backlog
-------

     The Company's practice is to ship its products upon receipt of a customer's order or pursuant to customer-requested ship dates. On June 30, 2003, the Company had a backlog of orders from customers for products with requested ship dates in 2003 totaling approximately $1,156,000, deliverable throughout 2003. During the third quarter of 2003, the Company anticipates fulfilling approximately $1,004,000 of this backlog.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

    At June 30, 2003, the Company's cash and cash equivalents totaled $807,649 compared to $325,670 at December 31, 2002 and the Company's working capital totaled $5,318,457 on June 30, 2003, compared to $4,608,677 on December 31, 2002.

Cash provided by operating activities: We generated cash from operations for the period ended June 30, 2003 of $1,387,907, compared to $191,994 for the comparable period of 2002. The significant increase in cash generated from operations was largely the result of $500,000 of cash received from the life insurance policy following the death of a key employee (See Note 7 to the financial statements). During the period ended June 30, 2003, non-cash charges of depreciation and amortization totaled $231,264 compared to $200,562 for the same period of 2002. Accounts payable and accrued expensed increased by $232,835, as a result of the increase in purchasing necessary to support the increase in sales.

                                                                     Form 10-QSB
                                                                   June 30, 2003
                                                                         Page 13

Cash used in operating activities: Offsetting the activities providing cash during the period ended June 30, 2003 was the increase in accounts receivable of $162,343, largely due to the sales increase in the month of June.

Investing activities: Our capital expenditures were $100,851 and $41,285 for the six month periods ended June 30, 2003 and 2002, respectively. Capital expenditures increased as a result of the completion of the software development for the new product line released during the first quarter.

Financing activities: Financing activities used $805,077 of cash during the six month period ended June 30, 2003, due to the repayment of $600,000 of borrowings on our line of credit and repayments of long-term debt totaling $205,077.

Credit facilities and borrowings: During August 2002, the Company renewed its line of credit with a Connecticut bank totaling $3,000,000. Borrowings under the line bear interest at the bank's base rate, which may change from time to time. (Base rate as of June 30, 2003 is 4.00 percent.) At June 30, 2003, there were no borrowings under this line.

Resource sufficiency: Based on cash on hand at June 30, 2003 and management's current operating plan, the Company believes it has sufficient cash to meet all its obligations as they come due through at least January 1, 2004. Management further believes that with the anticipated improved cash flow and profit margin, that the existing line of credit will be renewed in September 2003, although there is no assurance the bank will renew such line of credit at terms acceptable to the Company, or at all.


ITEM 3 - CONTROLS AND PROCEDURES
--------------------------------

     As of June 30, 2003, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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


PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     At the Annual Meeting of Stockholders of the Company held on June 11, 2003, two proposals were voted upon by the Company's stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal are set forth below. There were no broker non-votes on these matters.

     A vote was taken for the election of four Directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company and until their respective successors shall

                                                                     Form 10-QSB
                                                                   June 30, 2003
                                                                         Page 14

have been duly elected. The aggregate numbers of shares of Common Stock voted in person or by proxy for each nominee were as follows:

         Nominee                      For                   Against
         -------                      ---                   -------

     Louis P. Scheps                7,334,428                 6,217
     Lawrence S. Burstein           7,334,428                 6,217
     Jerome S. Baron                7,334,428                 6,217
     Saul S. Milles                 7,334,428                 6,217

     A vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the Company for the fiscal year ending December 31, 2003. The aggregate number of shares of Common Stock voted in person or by proxy were as follows:

          For                 Against                 Abstain
          ---                 -------                 -------

       7,833,645               2,000                   5,000

A proposal for the approval of the 2003 Employee Incentive Stock Plan was withdrawn prior to the meeting.

     The foregoing proposals are described more fully in the Company's definitive proxy statement dated April 21, 2003, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.


ITEM 6  EXHIBITS AND REPORTS ON FORM 10-KSB

     (A)  Exhibits

             11. See Notes to Financial Statements Note 3, regarding computation of earnings per Share.

             31.1 Certification of the President and Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32.1 Certification of the President and Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (B) Reports on Form 8-K

             None.

                                                                     Form 10-QSB
                                                                   June 30, 2003
                                                                         Page 15

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     CAS MEDICAL SYSTEMS, INC.
     -------------------------
           (Registrant)




/s/Louis P. Scheps                                         Date: August 8, 2003
-----------------------------
Louis P. Scheps
(President and Chief Executive Officer
 and Chief Financial Officer)