Form 10QSB
period 2003-09-30
CAS MEDICAL SYSTEMS INC
filed 2003-11-14
CIK 764579

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


                  For Quarterly Period Ended September 30, 2003


                         Commission File Number 0-13839



                            CAS MEDICAL SYSTEMS, INC.

        (Exact name of small business issuer as specified in its charter)



            Delaware                                       06-1123096
 ------------------------------                          ---------------
(State or other jurisdiction of                         (I.R.S. employer
 incorporation or organization)                        identification no.)



              44 East Industrial Road, Branford, Connecticut 06405
                    (Address of principal executive offices)


                                 (203) 488-6056
                (Issuer's telephone number, including area code)



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.004 par value:
9,660,077 shares as of November 13, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]
================================================================================

                                                                     Form 10-QSB
                                                              September 30, 2003
                                                                          Page 2

INDEX

PART 1       Financial Information                                      Page No.
------       ---------------------                                      --------

     Item 1  Financial Statements (unaudited)

             Condensed balance sheets as of September 30, 2003
             and December 31, 2002                                           4

             Condensed statements of operations for the nine and three
             months ended September 30, 2003 and 2002                        6

             Condensed statements of cash flows for the nine
             months ended September 30, 2003 and 2002                        7

             Notes to condensed financial statements                         8

     Item 2  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      11

     Item 3  Controls and Procedures                                        14

PART II      Other Information
-------      -----------------

     Item 6  Exhibits and Reports on Form 8-K                               14

     Signatures                                                             15

                                                                     Form 10-QSB
                                                              September 30, 2003
                                                                          Page 3

                         PART I.- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------


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

     In the opinion of the Company, all adjustments necessary to fairly present the financial position of CAS Medical Systems, Inc. as of September 30, 2003, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2003 and 2002, have been included in the accompanying unaudited financial statements. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the expected results for the full year.

                                                                     Form 10-QSB
                                                              September 30, 2003
                                                                          Page 4

                            CAS Medical Systems, Inc.

                            Condensed Balance Sheets
                            ------------------------
                                   (Unaudited)

Assets
------                                        September 30,     December 31,
                                                   2003             2002
                                               -----------      -----------
Current Assets:
     Cash and cash equivalents                 $ 1,145,987      $   325,670
     Accounts receivable, net of allowance
       for doubtful accounts                     2,391,638        2,459,511
     Inventories                                 2,651,119        3,250,007
     Deferred tax assets                           370,411          370,411
     Other current assets                          189,448          336,767
                                               -----------      -----------

Total current assets                             6,748,603        6,742,366
                                               -----------      -----------
Property and Equipment
     Land and improvements                         535,000          535,000
     Building and improvements                   1,472,162        1,472,162
     Machinery and equipment                     2,453,750        2,358,755
                                               -----------      -----------
                                                 4,460,912        4,365,917

     Less-Accumulated depreciation              (2,199,530)      (1,920,042)
                                               -----------      -----------
     Property and Equipment, net                 2,261,382        2,445,875
                                               -----------      -----------
Intangible Assets
     Purchased technology                          337,600          337,600
     Capitalized software                          132,220          107,200
                                               -----------      -----------
                                                   469,820          444,800

Less - Accumulated amortization                   (259,226)        (186,639)
                                               -----------      -----------
      Intangible Assets, net                       210,594          258,161
                                               -----------      -----------
Deferred Income Taxes                              139,333          139,333
                                               -----------      -----------
Total assets                                   $ 9,359,912      $ 9,585,735
                                               ===========      ===========

    The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                              September 30, 2003
                                                                          Page 5


                            CAS Medical Systems, Inc.

                            Condensed Balance Sheets
                            ------------------------
                                   (Unaudited)

                                                                                 September 30,     December 31,
Liabilities and Shareholders' Equity                                                 2003             2002
------------------------------------                                             ------------     ------------
Current Liabilities:
      Current portion of long-term debt                                          $    419,995     $    419,995
      Line of credit                                                                     --            600,000
      Accounts payable                                                                836,835          609,122
      Income taxes payable                                                               --             70,287
      Accrued expenses                                                                444,115          434,285
                                                                                 ------------     ------------
            Total current liabilities                                               1,700,945        2,133,689
                                                                                 ------------     ------------
Long-term debt, less current portion                                                1,639,926        1,986,225
                                                                                 ------------     ------------
Shareholders' Equity:
      Common stock, $.004 par value per share, 19,000,000 shares authorized,
      9,660,077 and 9,645,077shares issued and outstanding in 2003
      and 2002, respectively                                                           38,641           38,581
      Additional paid-in capital                                                    2,842,803        2,834,913
      Retained earnings                                                             3,137,597        2,592,327
                                                                                 ------------     ------------
      Total shareholders' equity                                                    6,019,041        5,465,821
                                                                                 ------------     ------------
Total liabilities and shareholders' equity                                       $  9,359,912     $  9,585,735
                                                                                 ============     ============

    The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                              September 30, 2003
                                                                          Page 6

                            CAS Medical Systems, Inc.

                         Condensed Statements of Income
                         ------------------------------
                                   (Unaudited)

                                                                   Nine Months Ended               Three Months Ended
                                                                     September 30,                    September 30,
                                                                  2003           2002              2003           2002
                                                              ---------------------------      ---------------------------
REVENUES:
      Net product sales                                       $ 11,932,322   $ 11,084,090      $  3,629,938   $  3,537,371

OPERATING EXPENSES:
      Cost of product sales                                      7,095,348      6,259,512         2,341,845      2,018,017
      Selling, general & administrative                          4,022,389      3,717,292         1,376,209      1,217,121
      Research & development                                       654,390        931,168           229,869        287,122
                                                              ------------   ------------      ------------   ------------
      Total operating expenses                                  11,772,127     10,907,972         3,947,923      3,522,260
                                                              ------------   ------------      ------------   ------------
      Operating income (loss)                                      160,195        176,118          (317,985)        15,111
                                                              ------------   ------------      ------------   ------------
INTEREST EXPENSE, net                                             (112,425)      (168,308)          (24,589)       (53,969)
                                                              ------------   ------------      ------------   ------------
      Income (loss) before income
        taxes and other income                                      47,770          7,810          (342,574)       (38,858)
      Other income, non-taxable proceeds
        from insurance policy                                      500,000           --                --             --

PROVISION FOR
 (BENEFIT FROM) INCOME TAXES                                         2,500         (7,500)         (103,500)       (15,400)
                                                              ------------   ------------      ------------   ------------
      Net income (loss)                                       $    545,270   $     15,310      $   (239,074)  $    (23,458)
                                                              ============   ============      ============   ============
Weighted average number of common shares outstanding:
      Basic                                                      9,648,539      9,645,077         9,655,349      9,645,077
                                                              ============   ============      ============   ============
      Assuming dilution                                         10,253,674     10,066,935         9,655,349      9,645,077
                                                              ============   ============      ============   ============
Earnings (loss) per common share:
      Basic                                                   $       0.06   $       0.00      ($      0.02)  $       0.00
                                                              ============   ============      ============   ============
      Diluted                                                 $       0.05   $       0.00      ($      0.02)  $       0.00
                                                              ============   ============      ============   ============

   The accompanying notes are an integral part of these financial statements.

                                                                     Form 10-QSB
                                                              September 30, 2003
                                                                          Page 7

                            CAS Medical Systems, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                    September 30,
                                                                2003             2002
                                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $   545,270      $    15,310
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                               352,075          312,323
    Changes in operating assets and liabilities:
    Accounts receivable                                          67,873          452,040
    Inventories                                                 598,888         (532,362)
    Other current assets                                        147,319           43,710
    Accounts payable and accrued expenses                       167,256         (157,768)
                                                            -----------      -----------


    Net cash provided by operating activities                 1,878,681          133,253
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                       (94,995)        (216,814)
  Capitalized software development                              (25,020)            --
                                                            -----------      -----------

  Net cash (used in) investing activities                      (120,015)        (216,814)
                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) borrowings under line of credit                 (600,000)         300,000
  Repayments of long-term debt                                 (346,299)        (285,412)
  Proceeds from issuance of common stock                          7,950             --
                                                            -----------      -----------

  Net cash provided by (used in) financing activities          (938,349)          14,588
                                                            -----------      -----------

  Net increase (decrease) in cash and  cash equivalents         820,317          (68,973)

CASH AND CASH EQUIVALENTS, at beginning
  of period                                                     325,670          337,129
                                                            -----------      -----------

CASH AND CASH EQUIVALENTS, at end of period                 $ 1,145,987      $   268,156
                                                            ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                  $   118,081      $   174,366
  Cash paid during the period for income taxes              $   189,753      $    27,049


   The accompanying notes are an integral part of these financial statements.

                                                                     Form 10-QSB
                                                              September 30, 2003
                                                                          Page 8

                            CAS Medical Systems, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) The Company

     CAS Medical Systems, Inc. (the "Company"), was organized in 1984 primarily to provide products to neonatal and pediatric units in hospitals. Today, the Company is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use in the health care and medical industry. These products are sold by the Company through its own sales force, via distributors and pursuant to Original Equipment Manufacturer agreements internationally and in the United States.

(2) Inventory:

     Inventory is stated at the lower of first-in, first-out (FIFO) cost or market. At September 30, 2003 and December 31, 2002, inventory consisted of the following:

                                    September 30,    December 31,
                                        2003             2002
                                    -----------------------------

     Raw Material                   $  1,658,041     $  1,987,746
     Work-In-Process                     400,445          438,047
     Finished Inventory                  592,633          824,214
                                    ------------     ------------
                                    $  2,651,119     $  3,250,007
                                    ============     ============

     The decrease in inventory is due both to reduced purchases and to a write-off of $250,000 of inventory taken during the third quarter of 2003. This provision was made due to lower than expected demand for older vital sign monitors as a result of positive initial market acceptance of the Company's new, recently introduced vital sign monitor (Model 740). The Company experienced slower demand for the previous generation of products that were being phased out. The provision recorded by the Company is based on current assumptions, which management believes to be reasonable, of future demand for these previous generation products, expected sales prices, likely customers and users of such products, and resources available within the Company to market and sell the products. Such assumptions may not be correct and market conditions may change, as a result additional inventory provisions may be needed in the future.

(3) Earnings Per Common Share:

     Basic earnings per common share for the three and nine months ended September 30, 2003 and 2002 were based on the weighted average number of shares outstanding during the period. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants. Since the Company incurred a net loss during the three month periods ended September 30, 2003 and 2002, basic and diluted per share amounts are equivalent as the effect of potential common share equivalents is anti-dilutive. During those periods, 1,078,908 and 325,000 shares, respectively, of potentially anti-dilutive securities have been excluded from the calculation. During the nine-month periods ended September 30, 2003 and 2002, 673,068 and 1,306,917 shares, respectively, of potentially anti-dilutive securities have been excluded.

                                                                     Form 10-QSB
                                                              September 30, 2003
                                                                          Page 9


     The following tables summarize the Company's calculation of Basic and Diluted Earnings per Share ("EPS") for the three and nine-month periods ended September 30, 2003 and 2002:

                                               Three months ended September 30
                                               -------------------------------
                                                    2003             2002


Net income (loss)                               $   (239,074)    $    (23,458)
                                                ============     ============
Weighted average shares outstanding                9,655,349        9,645,077
Add:  Dilutive effect of outstanding
   warrants and options                                  --                --
                                                ============     ============
Total weighted average shares of
    dilutive securities outstanding                9,655,349        9,645,077
                                                ============     ============
Earnings (loss) per share - basic               $       (.02)    $       (.00)
                                                ============     ============
Earnings (loss) per share - dilutive            $       (.02)    $       (.00)
                                                ============     ============

                                                Nine months ended September 30
                                                ------------------------------
                                                    2003             2002

Net income                                      $    545,270     $     15,310
                                                ============     ============
Weighted average shares outstanding                9,648,539        9,645,077
Add:  Dilutive effect of outstanding
   warrants and options                              605,135          421,858
                                                ============     ============
Total weighted average shares of
    dilutive securities outstanding               10,253,674       10,066,935
                                                ============     ============
Earnings per share - basic                      $       0.06     $       0.00
                                                ============     ============
Earnings per share - dilutive                   $       0.05     $       0.00
                                                ============     ============

(4) Stock-Based Compensation

     The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of the grant and the Company currently applies the intrinsic value method of Accounting Principles Board Opinion No. 25 (APB 25). As a result, the Company generally does not recognize compensation expense on its options. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, " Accounting for Stock-Based Compensation Transition and Disclosure." Accordingly, had compensation cost for the stock option awards been determined to be consistent with SFAS No. 123, the Company's net income (loss) and earnings
(loss) per share for the nine and three month periods ended September 30, 2003 and 2002 would have been changed to the following pro forma amounts:

                                                                     Form 10-QSB
                                                              September 30, 2003
                                                                         Page 10


                                                    Nine Months Ended                Three Months Ended
                                                       September 30                     September 30
                                                   2003            2002             2003            2002
                                               -----------     -----------      -----------     -----------
Net income (loss):
        As reported                            $   545,270     $    15,310      $  (239,074)    $   (23,458)
        Add:  Stock-based compensation
        included in reported net loss                    0               0                0               0
        Deduct:  Compensation expenses for
        stock options based on fair value           62,175          39,489           25,080          13,900
        Pro forma                                  483,095         (24,179)        (264,154)        (37,358)

Earnings (loss) per share:
        As reported - Basic                           0.06            0.00            (0.02)          (0.00)
        Pro forma - Basic                             0.05            0.00            (0.03)          (0.00)
        As reported - Diluted                         0.05           (0.00)           (0.02)          (0.00)
        Pro forma - Diluted                           0.05           (0.00)           (0.03)          (0.00)

(5)  Debt

     During August 2003, the Company renewed its $3,000,000 line of credit with a Connecticut bank. The line is repayable upon demand and matures in September 2004. Borrowings under the line of credit bear interest at the bank's base rate which may change from time to time (Base rate as of September 30, 2003 was 4.0 %.). At September 30, 2003, there were no borrowings under this line. The bank has a first security interest in all assets of the Company. During September 2003, the Company refinanced both its mortgage and note payable with its existing lender to take advantage of lower available interest rates. The interest rate on the mortgage payable, which matures in January 2018, has been reduced from 7.25% to 5.45%. The interest rate on the note payable, which matures in December 2005, has been reduced from 8.59% to 5%. As a result of the refinancing, monthly installments on the mortgage payable have been reduced from $11,000 to $9,800, and installments on the note payable have been reduced from $39,100 to $37,700.

(6)  Grant Awards

     In September 2000, the Company was awarded a Phase II Grant by the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NIH) under its Small Business Innovative Research Program (SBIR). This grant, expected to be between $800,000 and $1,000,000 in the aggregate, has been used to continue development of a new technology that can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of the grant, the Company is reimbursed for qualifying expenditures under the agreement. Funding provided to the Company is recorded as a reduction of the related research expenses when such qualifying expenditures are incurred. During the nine months ended September 30, 2003 and 2002, $32,105 and $195,019, respectively, and during the three months ended September 30, 2003 and 2002, $52,769 and $86,288, respectively, of costs were reimbursed under the grant.

     In May 2003, the Company was awarded two Phase 1 SBIR grants of $100,000 each from the National Institute of Neurological Disorders and Stroke of the NIH. These grants were awarded to develop a bedside monitor for cerebral blood flow (CBF) and oxygen saturation based on CAS Medical Systems, Inc.'s near-infrared spectroscopy (NIRS) technology. During the nine months and three months ended September 30, 2003, $26,014 of costs were reimbursed under the grant which began in July 2003.

                                                                     Form 10-QSB
                                                              September 30, 2003
                                                                         Page 11

(7) Significant Event

     In February 2003, as a result of the death of a key employee, the Company received proceeds of $500,000 pursuant to a life insurance policy. Such proceeds are not taxable and have been recorded as other income.

(8) Guarantees

     Pursuant to our certificate of incorporation and bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving, at our request, in such capacity. The maximum potential amount of future payments we could be required to make pursuant to these provisions is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification obligations is minimal. We have no liabilities recorded for these obligations as of Sepember 30, 2003.

     We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties, generally our business partners or customers, in connection with any U.S. patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have no liabilities recorded for these agreements as of September 30, 2003.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS
-------------

     Critical Accounting Judgments and Estimates
     -------------------------------------------

     Management's discussion and analysis of the financial condition and results of operations is based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The Company's estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, depreciable lives of equipment, warranty obligations and accruals. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 2 to our financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002.

     Results of Operations
     ---------------------

     For the quarter ended September 30, 2003, the Company reported a net loss of $239,074 ($0.02 per common share) compared to a net loss of $23,458 reported for the same period in 2002. Net income for the nine months ended September 30, 2003 was $545,270 ($0.05 per common share on a diluted basis) compared to net income of $15,310 reported for the nine months ended September 30, 2002. The increase in the year to date results of 2003 was due primarily to the tax-free proceeds of $500,000 received from a life insurance policy due to the death of one of the Company's officers in February 2003, and to an increase in net product sales by 7.7 percent.

                                                                     Form 10-QSB
                                                              September 30, 2003
                                                                         Page 12

     Net sales increased 2.6 percent to $3,629,938 for the three months ended September 30, 2003 from $3,537,371 reported for the same period of 2002. For the nine months ended September 30, 2003 sales increased by 7.7 percent to $11,932,322 from $11,084,090 for the comparable period in 2002. The overall increase for the nine month period was primarily attributable to volume increases in vital sign monitors/modules, apnea monitors and neonatal disposable products which increased by 25, 22 and 7 percent, respectively. These increases were offset by a decrease in sales of accessory products, which decreased by 40 percent. The overall increase for the three-month period was primarily attributable to an increase in sales of vital sign monitors and apnea monitors. These increases were offset by a decrease in sales of accessory products, which decreased by 49 percent.

     Cost of product sales as a percentage of net product sales was 64.5 percent for the three months ended September 30, 2003 compared to 57.0 percent for the three months ended September 30, 2002. For the nine-month period ended September 30, 2003, cost of product sales as a percentage of net product sales was 59.4 percent compared to 56.5 percent for the same period of 2002. For the three and nine month periods 6.9 percentage points and 2.1 percentage points of the increase, respectively, were the result of the unfavorable impact of inventory provisions. The remainder of the change in cost of sales as a percentage of sales is related to product mix and unfavorable manufacturing variance.

     The provision for excess and obsolete inventory was $250,000 for the three and nine-month periods ended September 30, 2003 versus $175,000 for the three and nine-month periods ended September 30, 2002. The provision made in the third quarter of $250,000 was due to lower than expected demand for older vital sign monitors. As a result of positive initial market acceptance of the Company's new, recently introduced vital sign monitor (Model 740), the Company experienced slower demand for the previous generation of products that were being phased out. The provision recorded by the Company is based on current assumptions, which management believes to be reasonable, of future demand for these previous generation products, expected sales prices, likely customers and users of such products, and resources available within the Company to market and sell the products. Such assumptions may not be correct and market conditions may change, and as a result additional inventory provisions may be needed in the future.

     Selling, general and administrative (SG&A) expenses increased to $1,376,209 for the three months ended September 30, 2003 from $1,217,121 reported for the same period of 2002. For the nine month period ended September 30, 2003, SG&A expenses were $4,022,389, compared to $3,717,292 for the same period in 2002, an increase of $305,097. The increase in SG&A expenses, both for the three and nine month periods, were due primarily to increased cost of product liability insurance, Director's and Officer's insurance, legal expenses and advertising/promotion expenses associated with the introduction of the new vital sign monitor.

     Research and Development (R&D) expenses in aggregate for the three-month period ended September 30, 2003 were $321,436 compared to $373,409 for the same period in 2002. For the nine month period ended September 30, 2003 R&D aggregate expenses were $975,441 compared to $1,126,187 for the same period of 2002. Approximately $91,567 and $86,288 from the National Institute of Health (NIH) grants reduced R&D expenses to $229,869 and $287,122 for the three-month period ended September 30, 2003 and 2002, respectively. Approximately $321,051 and $195,019 from the NIH grant reduced R&D expenses to $654,390 and $931,168 for the nine-month period ended September 30, 2003 and 2002, respectively. The net decrease was primarily due to a greater amount received from the NIH grants and a reduction in wages due to reduced headcount in 2003.

     Net interest expense decreased to $112,425 from $168,308 in the nine months ended September 30, 2003 due to lower average borrowings, lower average interest rates and the repayment, in February 2003, of the entire outstanding line of credit.

                                                                     Form 10-QSB
                                                              September 30, 2003
                                                                         Page 13

     The provision for income taxes of $2,500 and ($7,500) for the nine-month periods ended September 30, 2003 and 2002, respectively, represents federal and state income taxes. The current year income tax effective rate is approximately
4.7 percent and is less than the expected statutory rate due to exclusion of $500,000 received from a life insurance policy due to the death of one of the Company's officers, qualifying foreign trade income benefit from expected research and development tax credits and operating loss incurred in the third quarter of 2003.

Backlog
-------

     The Company's practice is to ship its products upon receipt of a customer's order or pursuant to customer-requested ship dates. On September 30, 2003, the Company had a backlog of orders from customers for products totaling approximately $1,800,000. During the fourth quarter of 2003, the Company anticipates fulfilling approximately $1,650,000 of this backlog.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     At September 30, 2003, the Company's cash and cash equivalents totaled $1,145,987 compared to $325,670 at December 31, 2002 and the Company's working capital totaled $5,047,658 on September 30, 2003, compared to $4,608,677 on December 31, 2002.

Cash provided by operating activities: We generated cash from operations for the nine month period ended September 30, 2003 of $1,878,681, compared to $133,253 for the comparable period of 2002. The significant increase in cash generated from operations was impacted by the result of $500,000 of cash received from the life insurance policy following the death of a key employee (See Note 7 to the financial statements). Cash flows from operations in 2003 were also helped by lower average inventory levels during the period and the decrease in accounts receivable of $67,873, largely due to the collections effort in the month of September. During the period ended September 30, 2003, non-cash charges of depreciation and amortization totaled $352,075 compared to $312,323 for the same period of 2002. Accounts payable and accrued expensed increased by $167,256, as a result of the increase in purchasing necessary to support the increase in sales.

Financing activities: Financing activities used $938,349 of cash during the nine month period ended September 30, 2003, due to the repayment of $600,000 of borrowings on our line of credit and repayments of long-term debt totaling $346,299.

Credit facilities and borrowings: During August 2003, the Company renewed its line of credit with a Connecticut bank totaling $3,000,000. Borrowings under the line bear interest at the bank's base rate, which may change from time to time. (Base rate as of September 30, 2003 is 4.00 percent.) At September 30, 2003, there were no borrowings under this line.

During September 2003, the Company refinanced both its mortgage and note payable with its existing lender to take advantage of lower available interest rates. The interest rate on the mortgage payable, which matures in January 2018, has been reduced from 7.25% to 5.45%. The interest rate on the note payable, which matures in December 2005, has been reduced from 8.59% to 5%. As a result of the refinancing, monthly installments on the mortgage payable have been reduced from $11,000 to $9,800, and installments on the note payable have been reduced from $39,100 to $37,700.

Resource sufficiency: Based on cash on hand at September 30, 2003 and management's current operating plan combined with the existing line of credit, the Company believes it has sufficient cash to meet all its obligations as they come due through at least January 1, 2005.

                                                                     Form 10-QSB
                                                              September 30, 2003
                                                                         Page 14

ITEM 3 - CONTROLS AND PROCEDURES
--------------------------------

     As of September 30, 2003, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.


PART II - OTHER INFORMATION
---------------------------

ITEM 6 EXHIBITS AND REPORTS ON FORM 10-KSB
------------------------------------------

     (A) Exhibits

         11. See Notes to Financial Statements Note 3, regarding computation of Earnings per Share.

         31.1       Certification pursuant to Rule 13a-14 (a)

         32.1       Certification pursuant to 18 U.S.C. Section 1350

     (B) Reports on Form 8-K

         None.

                                                                     Form 10-QSB
                                                              September 30, 2003
                                                                         Page 15

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      CAS MEDICAL SYSTEMS, INC.
           (Registrant)



/s/ Louis P. Scheps                               Date: November 13, 2003
------------------------
Louis P. Scheps
(President and Chief Executive Officer
 and Chief Financial Officer)