Form 10KSB
period 2003-12-31
CAS MEDICAL SYSTEMS INC
filed 2004-03-29
CIK 764579

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


 Annual Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2003

                         Commission File Number 0-13839



                            CAS MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The Registrant's revenues for the fiscal year ended December 31, 2003 were $16,849,478.

The aggregate market value of common equity held by non-affiliates of the Registrant as of March 16, 2004 based upon the last sale price of such stock on that date on the OTC Bulletin Board, was $12,579,555. The number of shares of the Registrant's Common Stock outstanding as of March 16, 2004 was 9,732,573.

Transitional Small Business Disclosure format (check one):  Yes [_]    No [X]


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 2, 2004 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Form 10-KSB.
================================================================================

INDEX                                                                       Page
-----                                                                       ----

PART I

Item 1.    Description of  Business                                           3
Item 2.    Description of Property                                            8
Item 3.    Legal Proceedings                                                  8
Item 4.    Submission of Matters to a Vote of Security Holders                8

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters
             and Small Business Issuer Purchases of Equity Securities         8
Item 6.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              9
Item 7.    Financial Statements                                              14

           Report of Independent Auditors                                    F-1
           Report of Independent Accountants-Copy                            F-2
           Balance Sheets as of December 31, 2003 and 2002                   F-3
           Statements of Operations for the Years Ended
              December 31, 2003, 2002 and 2001                               F-4
           Statements of Changes in Shareholders' Equity for the Years
             Ended December 31, 2003, 2002 and 2001                          F-5
           Statements of Cash Flows for the Years Ended
             December 31, 2003, 2002 and 2001                                F-6
           Notes to Financial Statements                             F-7 to F-16

Item 8.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                             15
Item 8A    Controls and Procedures                                           15

PART III

Item 9.    Directors and Executive Officers of the Registrant                15
Item 10.   Executive Compensation                                            15
Item 11.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                      15
Item 12.   Certain Relationships and Related Transactions                    15
Item 13.   Exhibits, List and Reports of Form 8-K                            16
Item 14.   Principal Accountant Fees and Services                            16


Signatures                                                                   17

                                     PART I

This report may contain information that includes or is based on forward-looking statements within the meaning of the federal securities laws that are subject to risks and uncertainties. These statements may be identified by the use of words such as "anticipates," "expects," "estimates," "projects," "intends" and "believes" and variations thereof and other terms of similar meaning. Factors that could cause the Company's actual results and financial condition to differ from the Company's expectations include, but are not limited to: price and product competition; rapid technological changes; dependence on new product development; the mix of products sold; supply and prices of raw materials and products; customer demand for the Company's products; regulatory actions; changes in reimbursement levels from third-party payors; product liability claims; changes in economic conditions that adversely affect the level of demand for the Company's products; changes in foreign exchange markets; changes in financial markets; and changes in the competitive environment. While the Company believes that the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.


Item 1. Description of Business
-------------------------------

The Company
-----------

CAS Medical Systems, Inc. ("CAS" or the "Company") is a Delaware corporation that was organized in 1984 primarily to provide products for use in the neonatal and pediatric units of hospitals. The Company designs, manufactures and markets medical products, specifically blood pressure measurement equipment, apnea monitoring equipment and products for a full range of patient applications, including neonatal intensive care. The Company's products are designed to improve the quality of patient care and provide exceptional value and performance. The Company has several other products in various stages of development that it believes will add to and complement its current product lines.

Principal Products and Services
-------------------------------

Blood Pressure Monitors and Blood Pressure Measurement Technology
-----------------------------------------------------------------

CAS offers its non-invasive blood pressure technology in the form of both stand-alone monitors that it has developed and manufactured and as modules for inclusion into other manufacturers' multi-parameter monitoring systems.

The Company's blood pressure monitors use its proprietary non-invasive blood pressure technology, MAXNIBP(R). The CAS MAXNIBP technology has been shown to be more accurate, more reliable, and to produce a measurement result faster than its competitors. These advantages give CAS a strong competitive position, especially in clinical situations where measurements can be difficult. The Company's most recent blood pressure monitor, the Model 740 vital signs monitor introduced during early 2003, includes options for "best in class" third party pulse oximetry and temperature measurement technologies, making it an ideal monitor for a range of clinical settings including emergency medical services, medical/surgical units, and routine hospital patient care.

The Company has entered into original equipment manufacturer ("OEM") agreements to supply blood pressure modules to various companies throughout the world. These modules are used in larger monitoring systems where non-invasive blood pressure is but one measurement parameter. The Company's OEM agreements are typically multi-year arrangements to supply products.

Cardio-Respiratory Monitors
---------------------------
In 1999 and 2000 respectively, the Company expanded its product offerings by acquiring two apnea monitor product lines.

     Event-Link(R) Monitoring System
     -------------------------------
     In October 1999, CAS acquired the Event-Link product line from a division of GE-Marquette Medical. The purchase included the infant and adult apnea monitors and accessories for hospital and home use, as well as the Event-Link Software for data retrieval and display. The Event-Link system offers options that combine cardio-respiratory monitoring, pulse oximetry and event recording to provide complete, objective documentation and monitoring of all age groups. The Event-Link Monitoring system is a natural extension for both the neonatal specialty and diagnostic monitoring product lines, as CAS builds its hospital monitoring business and expands into the homecare marketplace.

     Apnea Product Line
     ------------------
     In November 2000, CAS purchased a complete line of apnea monitors from Mallinckrodt, Inc. The product line includes the Edentec Assurance(R) monitor, Edentrend(R) software, Aequitron 9500/9550 monitors, the AMI(R) and AMI(R) Plus monitors, and related report generating software programs. The acquisition of this product line further strengthened the Company's position in the apnea monitoring marketplace.

Neonatal Supplies
-----------------
The Company's specialty neonatal supplies are a foundation of the Company's business. CAS has a long record of setting the industry standard for quality products designed specifically to meet the unique needs of the neonatal marketplace. The product line includes Klear-trace(R) ECG electrodes, NeoGuard(R) skin temperature probes and adhesive covers and Pedisphyg(R) neonatal blood pressure cuffs. CAS has recently added new products to the line, including the unique BiliBottoms(TM) light permeable diapers for use during phototherapy and the Premie Nestie(R) neonatal positioning device.

Klear-Trace Electrodes
----------------------

     Specifically designed for neonatal application, Klear-Trace electrodes use a water-based gel adhesive that is gentle to delicate skin and can remain on the patient for extended periods of time without causing skin irritation.

NeoGuardReflectors, Limboard(R) Arm Boards, Klear-Temp(R) Temperature Probes
----------------------------------------------------------------------------

     This product line includes a reflector to hold skin temperature probes in place for accurate monitoring and arm boards that support IV sites. Klear-Temp Temperature Probes are used to detect the skin temperature of infants being cared for on a radiant warmer bed. The heater output of the warmer fluctuates according to the infant's skin temperature. The NeoGuard Reflector serves two purposes - to hold the temperature probe securely to the baby's abdomen and to insulate and shield the probe from the heater output of the radiant warmer, so it can accurately detect skin temperature.

Pedisphyg, Safe-Cuff(TM) and Tuff-Cuff(R) Blood Pressure Cuffs
--------------------------------------------------------------

     The Company has developed and sells a complete line of blood pressure cuffs for the full range of patient population - neonate through adult. These cuffs are based on design criteria developed from scientific studies to ensure the highest degree of accuracy and ease of use. CAS cuffs can be used with any blood pressure monitor currently available.

BiliBottoms Diapers
-------------------

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

Premie Nestie Supportive Positioning Aid
----------------------------------------

     The Premie Nestie is designed to provide supportive positioning for premature infants. It accomplishes three goals: to provide continuity in positioning and containment, which are essential components of effective developmentally supportive care; to reduce caregiver time spent on positioning; and to improve ease of use through its one-piece design.

Sales and Marketing
-------------------

The Company markets its products throughout North America, through hospital, alternate site, homecare and emergency medical distribution channels.

Domestic sales are conducted by nineteen exclusive specialty distributors working in conjunction with nine full time Company field managers. International sales are conducted through exclusive distributors in the European, Pacific Rim and Latin American regions working together with regional sales consultants and one employee located outside of the United States.

The Company also sells its non-invasive blood pressure technology, in the form of sub-assemblies to be joined to multi-parameter hospital monitors, to various firms operating on both a domestic and international basis. The Company is in the process of negotiating other agreements for the use of its technology as components in other medical monitoring systems.

                       Financial Information Relating to Sales

                               Year Ended December 31

                       2003              2002              2001
                       ----             -----             -----

Domestic Sales    $ 13,328,720      $ 12,406,418      $ 11,861,727
Export Sales         3,520,758         2,618,573         2,955,460
                  ------------      ------------      ------------
                  $ 16,849,478      $ 15,024,991      $ 14,817,187
                  ============      ============      ============

Competition
-----------

The Company competes in the medical equipment market where there are many suppliers with greater financial and personnel resources that sell a broad line of commodity products and have a dedicated selling capability. The Company's products are targeted primarily to the neonatal and pediatric intensive care units segment of the hospital market. The Company has been supplying competitively priced, uniquely designed products responsive to this segment in which no major company currently focuses substantial resources.

In both the hospital and emergency medical service markets, the Company's line of non-invasive blood pressure and apnea monitoring equipment competes with other monitoring products. The Company's equipment is compact, portable, lightweight and user-friendly. The monitors maintain a high, professional standard of accuracy and quality in demanding environments such as those encountered in hospital and transport situations.

With respect to all of its products, the Company competes on the basis of price, features, product quality and promptness of delivery and customer service.

Customers
---------

During 2003, 2002 and 2001 the Company had sales to one customer which in the aggregate accounted for approximately 18%, 20% and 16% of net sales, respectively.

Research and Development
------------------------

During 2003 and 2002, the Company incurred approximately $1,301,000 and $1,541,000, respectively, on activities relating to research, the development of new products and the improvement of existing products. These amounts are before consideration of reimbursements received from the National Institutes of Health ("NIH") further explained under Grant Awards below. Net research and development ("R&D") expenses after reimbursements from the NIH approximated $929,000 for 2003 and $1,257,000 for 2002.

The Company's 2003 R&D efforts focused on the support of the new 740 series of vital signs monitors and accessories; the design and development of the new Model 750 series cardio-respiratory vital signs monitors; advancements in OEM non-invasive blood pressure technology including a new low cost module; apnea product development; neonatal product support and near-infrared spectroscopy research into cerebral oximetry.

The Company continues to develop and expand its patient monitoring capability by adding new complimentary physiological parameters. This will allow the Company to attempt to significantly increase sales penetration into key markets for the Company's products. In addition, the Company continues to focus its research efforts into the emerging market of cerebral oximetry.

Grant Awards
------------

The Company has been awarded various grants by the National Institute of Neurological Disorders and Stroke of the NIH under its Small Business Innovative Research Program. Grants under this program are being used to support development of a new technology, Near-Infrared Spectroscopy ("NIRS"), that can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of this grant, the Company is being reimbursed for certain qualifying expenditures under the agreement.

The Company has received various grants under this program including an $836,000 award received during September 2000. Other miscellaneous grants for research in various applications of NIRS cerebral oximetry have been received by the Company including $200,000 awarded during 2003.

Reimbursements were approximately $372,000 for 2003 and $284,000 for 2002. Funding provided to the Company is being recorded as a reduction in R&D expenses. The Company is pursuing additional NIH grants to support its NIRS research.

Employees
---------

As of December 31, 2003, the Company had 84 employees, of which 80 were full-time. The Company has no collective bargaining agreements and believes that relations with its employees are good.

Government Regulation
---------------------

Medical products of the type currently being marketed and under development by the Company are subject to regulation under the Food, Drug and Cosmetic Act (the "FDC Act") and numerous acts and amendments such as the new Quality System Regulations (QSR) which replace the regulations formerly called Good Manufacturing Practices (GMP's).

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

The Company's products are mostly Class II devices and several of them have required FDA notification under Section 510(k) of the FDC Act.
--------------------------------------------------------------

The FDA has the authority to, among other things, deny marketing approval until all regulatory protocols are deemed acceptable, halt the shipment of defective products, and seize defective products sold to customers. Adverse publicity from the FDA, if any, could have a negative impact upon sales. The FDA completed a factory audit of the Company in March 2002. There were no material non-conformities.

Manufacturing and Quality Assurance
-----------------------------------

The Company assembles its products at its facilities in Branford, Connecticut. The various components for the products, which include plastic sheeting, plastic moldings, wire, semi-conductor circuits, electronic and pneumatic components and power supplies, are obtained from outside vendors. The Company does not have any long-term contracts with its suppliers and believes that needed components are available from alternative sources if needed. While the Company has not experienced any sustained interruption in production or the supply of components and does not anticipate any difficulties in obtaining the components necessary to manufacture its products, there can be no assurance that the Company will continue to receive its components as needed and would be able to readily find alternative sources.

Quality control procedures are performed by the Company at its facilities and occasionally at its suppliers' facilities to standards set forth in the FDA's "Quality System Regulations." These procedures include the inspection of components and full testing of finished goods. The Company has a controlled clean room environment where the final assembly of single-patient-use products is conducted.

ISO 9001 and 13485
------------------

In September 1996, the quality system at CAS was certified to ISO 9001/EN 46001 by the accredited body, BSI Inc. This certification recognizes CAS for its achievement in implementing and maintaining a world-class quality system and prepares CAS for the use of the "CE" mark. The CE mark is now required for medical devices to gain access to the European Union common market. The FDA, recognizing the value of a universally accepted quality system, has patterned its Quality System Regulations after ISO 9001 and ISO 13485. CAS maintains full compliance with the FDA Quality System Regulations. In 2003, CAS became certified to another universal Quality System Standard, ISO 13485, meeting a requirement for sales in Canada, and in preparation for the termination of the 1994 version of ISO 9001 which ended August 31, 2003.

Backlog
-------

The Company's backlog includes orders pursuant to long-term OEM agreements as well as orders for products shippable on a current basis. Total backlog, therefore, is not a meaningful indicator of future sales. As of December 31, 2003, approximately $1,314,000 of total backlog was shippable within the first quarter of 2004 as compared to $890,000 shippable for the first quarter of the prior year.

Trademarks, Patents and Copyrights
----------------------------------

Certificates of Registration have been issued to the Company by the United States Department of Commerce Patent and Trademark Office for the following marks: CAS(R), Pedisphyg(R), OscilloMate(R), NeoGuard(R), Tuff-Cuff(R), Limboard(R), Klear-Trace(R), Premie Nestie(R), MAXNIBP(R), and the heart shaped mark for use as a thermal reflector and the Company's corporate logo. The Company continues to use the Safe-Cuff(TM), BiliBottoms(TM) and CAS Express(TM) common law trademarks. The Company also holds trademarks for the Event-Link(R) monitoring system, the Edentec Assurance(R) monitor, Edentrend(R) software and the AMI(R) and AMI(R) Plus monitors.

The Company holds various patents for its blood pressure measurement technology which it believes provide it with a competitive market advantage. In addition, it has patents with respect to apnea monitor technology and its near-infrared spectroscopy technology. Although the Company holds such patents and has patents pending related to certain of its products, it does not believe that its business as a whole is significantly dependent upon patent protection. However, the Company will continue to seek patents as it deems advisable to protect the market for its products and its R&D efforts.

The Company has copyright protection for the software used in its blood pressure and apnea monitors.

Item 2. Description of Property
-------------------------------

The Company's corporate facilities in Branford, Connecticut are situated on approximately 4.6 acres and comprise 24,000 square feet of office, laboratory and manufacturing space designed and constructed for the Company in 1998 at a total cost of approximately $1.9 million. The Company relocated to this facility during November 1998 and is the sole occupant. During January 1999, the Company entered into a nineteen-year, $1,310,000 mortgage obligation. The payments are approximately $9,750 per month. The mortgage, as amended, is secured by a first mortgage lien on the property.

The Company leased approximately 7,300 square feet of warehouse and office space at an adjacent facility under an agreement which expired December 2003. Minimum annual rental expense was approximately $51,000 excluding apportioned real estate taxes and certain utility costs. The Company has realized efficiencies in warehousing and as a result has relocated to smaller facilities under a one year agreement effective April 2004 for approximately 1,700 square feet of warehouse space for approximately $11,000 of minimum annual rental expense.

The Company believes that its premises are adequately insured.


Item 3. Legal Proceedings
-------------------------

No material legal proceedings involving the Company are pending at this time.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business
--------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

     (a) The Common Stock of the Company is traded on the OTC Bulletin Board, under the symbol "CAMY.OB." The following table shows the high and low bid quotations for the Company's Common Stock during each quarterly period for the last two years. These prices reflect inter-dealer prices and may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

     Period Ended                              High            Low

     March 31, 2002                           $  .68          $ .52
     June 30, 2002                            $  .62          $ .52
     September 30, 2002                       $  .70          $ .37
     December 31, 2002                        $  .50          $ .30

     March 31, 2003                           $  .60          $ .34
     June 30, 2003                            $  .85          $ .34
     September 30, 2003                       $ 1.40          $ .65
     December 31, 2003                        $ 1.48          $ .80

     (b) The following table sets forth the approximate number of holders of record of Common Stock of the Company on December 31, 2003.

     Title of Class                               Number of Shareholders
     --------------                               ----------------------

     Common Stock, $.004 par value                          274

     (c) No cash dividends have been declared on the Company's common stock during 2002 or 2003.

     (d) Securities Authorized for Issuance Under Equity Compensation Plans

         The following table provides information regarding the Company's equity compensation plans as of December 31, 2003:

                                   Number of securities                         Number of securities
                                     to be issued upon      Weighted-average    remaining available
                                        exercise of        exercise price of    for future issuance
                                    outstanding options   outstanding options      under equity
     Plan Category                    and warrants         and warrants          compensation plans
     ----------------------------------------------------------------------------------------------
     Equity compensation plans
       approved by security holders       693,800               $   0.63                  --

     Equity compensation plans
       not approved by security
       holders                          1,464,000                   0.51                  --
                                        ---------               --------
     Total                              2,157,800               $   0.54                  --

     The equity compensation plans not approved by security holders consist of warrants granted to employees (including officers) and directors of the Company as compensation for services rendered to the Company. These warrants have no expiration date. The 1994 Employees' Incentive Stock Option Plan expired as of December 31, 2003 and, as such, there are no options available for issuance. See Note 7 to the Company's Financial Statements.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Net income for the year ended December 31, 2003 was $737,000 or $0.07 per common share on a diluted basis compared to a loss of $325,000 or $0.03 per share for the twelve months ended December 31, 2002. Net income for 2003 was favorably affected by $500,000 ($0.05 per share) of proceeds from a life insurance policy paid upon the death of Dr. Myron Cohen, the Company's founder and Executive Vice-President. Net income was also favorably affected by the reversal of certain income tax accruals following the completion of a tax audit. This resulted in an income tax benefit of $106,000 ($0.01 per share) recorded for the current year. Pre-tax income was adversely affected by $417,000 for inventory related write downs due to the obsolescence of the Company's older family of products as a result of the success of the Company's newer product offerings. The pre-tax loss for the 2002 year included a $648,000 charge for unsaleable inventory.

Revenues for the year ended December 31, 2003 increased 12.1% to $16,849,000 from $15,025,000 for the prior year. The overall increase was primarily led by increases in vital signs monitoring sales of 92%, disposable products sales of 14% and OEM worldwide sales of 11%, which were partially offset by decreases in apnea product sales of 5% and anticipated reductions in certain service program revenues of 50%. Non-OEM related domestic sales increased 9.6% while non-OEM related international sales grew 59.6% over 2002 levels.

The Company expects sales of its products to increase in 2004 over 2003 levels. During 2003, the Company was awarded a five year contract from the Department of Veterans Affairs ("VA") to supply its vital signs monitors into VA medical centers and hospitals. In addition, the Company signed a distribution agreement with a leading national sales and rental company which provides equipment to acute, long-term and alternate care facilities. The Company is also securing additional distribution for its products within North America. It is also securing OEM customers worldwide for its proprietary non-invasive blood pressure technology. In addition, the Company is planning to launch its new cardio-respiratory monitor during 2004.

Cost of products sold as a percentage of net sales increased to 60.9% for the year ended December 31, 2003 compared to 59.9% for the prior year. Increases in warranty costs and increased inventory related adjustments including provision for obsolescence, physical inventory adjustments and inventory valuation, were primarily responsible for the overall increase in cost of sales for 2003 as compared to 2002. The Company is aggressively pursuing product cost reductions through improved materials procurement procedures, manufacturing process improvements, capital equipment expenditures, and improved inventory control.

Research & Development ("R&D") expenses for the year ended December 31, 2003 decreased 26.1%, or $328,000, to $929,000 from $1,257,000 for the prior twelve months. The decrease was primarily the result of reduced salaries and fringe benefit costs from headcount reductions initiated during late 2002 and an increase in reimbursements from NIH grants. R&D expenses for 2003 and 2002 are net of approximately $372,000 and $284,000, respectively, of reimbursements from a Phase II Grant from the National Institutes of Health ("NIH") for the Company's continued R&D efforts on near-infrared spectroscopy ("NIRS") technology to non-invasively and continuously monitor brain oxygenation.

Selling, General and Administrative ("S,G&A") expenses increased $160,000 or 3.1% to $5,399,000 for the year ended December 31, 2003 from $5,239,000 for the prior year. The increase was primarily caused by higher sales commissions on increased revenues; fringe benefit costs; legal and accounting costs; and the full year impact of the Company's directors and officers liability insurance for 2003 as compared to two months of insurance coverage for 2002. Offsetting these costs were reductions in advertising and promotional expenses, and outside professional services, primarily independent domestic sales consultants. S,G&A expenses as a percentage of sales decreased to 32.0% for 2003 from 34.9% for 2003.

Interest expense decreased by 46.3% or $114,000 as a result of lower debt levels and reduced interest rates. During 2003, the Company refinanced both of its outstanding debt obligations with its bank lender as a result of the favorable interest rate environment.

The Company recorded an income tax benefit for 2003 of $106,000 as a result of the reversal of certain tax accruals approximating $150,000 due to the favorable outcome of a tax audit completed during 2003. Other factors which reduced the tax provision from that which would have been expected by applying the statutory rate of 34% to pre-tax income were $500,000 of non-taxable income from a life insurance policy paid upon the death of one of the Company's key employees, and R&D tax credits. The income tax benefit of $398,000 recorded for 2002 resulted from a pre-tax loss of $723,000 and differences of effective tax rate to statutory rate as a result of federal and state R&D tax credits.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

For the year ended December 31, 2002, the Company reported a net loss of $325,000, compared to net income of $174,000 reported for the same period of 2001. The net loss for 2002 was due primarily to the write off of slow moving and excess inventory in the third and fourth quarter of 2002, resulting from a slowdown in sales growth and the Company's decision in the fourth quarter of 2002 to discontinue the sale, service and repair of certain former Mallinkrodt and other apnea monitors (including models 9500/9550 and A-2000).

The Company generated revenues of $15,025,000 for the year ended December 31, 2002, a slight increase of $207,804 over the comparable period of 2001. The increase in revenues during 2002 was primarily attributable to OEM sales, which increased by $893,000 or 28.5 percent. This increase was offset primarily by overall sales of our monitor products, which decreased by $381,000 or 7 percent.

Shortly after the November 2000 acquisition of certain assets and assumption of certain liabilities related to the AMI(R) Plus home infant apnea monitor product line from Mallinkrodt, Inc., the two companies concluded that certain apnea monitors previously sold required modifications and associated upgrades to address a design deficiency which existed prior to the acquisition. Under the auspices of the FDA, the modifications and upgrades were started during December 2001 and were completed as of December 31, 2003. Mallinkrodt, Inc. agreed to indemnify and reimburse the Company for related engineering costs to redesign the upgrade, costs to administer the retrofit, the cost of the modifications and upgrades, and a reasonable profit margin. The reimbursement received from Mallinkrodt for the cost of the upgrade plus a reasonable profit margin has been recorded as revenue, while the reimbursements received related to costs to administer retrofit and costs to redesign the upgrade have been recorded as reductions of expense as follows:


                                                      2002           2001
                                                      ----           ----

        Revenues                                   $ 840,592      $ 261,025
        Selling, general and administrative              --          60,507
        Research and development                     133,859        210,185
                                                   ---------      ---------

                                                   $ 974,451      $ 531,717
                                                   =========      =========


Cost of product sales for the year ended December 31, 2002, increased by $816,000 to $9,005,000. Cost of product sales as a percentage of net product sales was 59.9 percent for 2002, compared to 55.3 percent for the same period of 2001. The unfavorable impact for 2002 was due primarily to the write off of slow moving and obsolete inventory. The write off of inventory resulted from the build up of inventory in anticipation of sales growth which did not materialize, the continued decrease in demand of certain AMI Plus monitors in light of the product design deficiency described above, and the Company's decision to discontinue the sale, service and repair of certain products. As a result, the Company recorded $648,000 in inventory provisions, including $175,000 in the third quarter and $473,000 in the fourth quarter to write off unsaleable inventory. The unfavorable impact to cost of sales was also due to the service and repair of certain apnea monitors, which have a lower gross profit margin. The Company anticipated that the discontinued service and repair of the 9500/9550 and A-2000 monitors would stimulate an increase of sales on the Company's new apnea software and increase sales of AMI Plus and 511 apnea monitors.

Selling, General and Administrative (SG&A) aggregate expenses for the years ended December 31, 2002 and 2001 were $5,239,000 and $5,632,000, respectively. The decrease in SG&A expenses of $393,000 is due primarily to the reduction of advertising and promotional expenses for the apnea product line that was heavily promoted in 2001.

Research and Development ("R&D") aggregate expenses for the year ended December 31, 2002 were $1,675,000 compared to $1,102,000 from the same period of 2001. The increase was primarily the result of increased headcount ($320,000), higher salary and related payroll expense ($63,000) and increased clinical research and outside consulting ($48,000). Approximately $284,000 and $242,000, respectively, was received under grants from the National Institutes of Health (NIH), and $134,000 and $210,000, respectively, was received from Mallinkrodt reducing aggregate R&D expenses to $1,257,000 and $650,000 for the years ended December 31, 2002 and 2001.

The Company received $7,800 in interest income and incurred $254,000 of interest expense during 2002, compared with interest income of $27,000 and interest expense of $238,000 during the prior year.

 Income tax benefits of $398,000 and $39,000, respectively, were recorded by the Company during the years ended December 31, 2002 and 2001, respectively. The implied effective tax rate was 55.0% in 2002 and differed from the statutory rate as a result primarily of benefits from federal and state research and development tax credits. During 2001, the tax benefit recorded was due to foreign sales and the reversal of income tax reserves no longer required.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Company's cash and cash equivalents were $881,000 as of December 31, 2003 compared to $326,000 at December 31, 2002. Working capital increased $550,000 to $5,158,000 at December 31, 2003 from $4,608,000 at December 31, 2002. The
Company's current ratio improved to 3.4 to 1 from 3.2 to 1. The increase resulted from the improvement in earnings for 2003.

Cash provided by operations for the twelve months ended December 31, 2003 was $1,689,000 compared to $213,000 for the prior year. Net income before depreciation and amortization, reductions in inventory and increases in accounts payable and accrued expenses partially offset by increases in accounts receivable were responsible for the improvement in cash provided by operations. Net income included $500,000 of non-taxable proceeds received during February 2003 from an insurance policy held by the Company on Dr. Myron Cohen, the Company's co-founder and Executive Vice-President. Dr. Cohen passed away during January 2003.

Cash flows used in investing activities were $173,000 for 2003 as compared to $334,000 for 2002 primarily as a result of reduced expenditures for capital equipment and capitalized software development.

Net cash used in financing activities was $961,000 for 2003 as compared to $109,000 provided for 2002. During 2003 the Company eliminated the outstanding balance on its line-of-credit in the amount of $600,000 and repaid $423,000 of outstanding bank debt. During 2003, the Company renewed its financing arrangements for several insurance policies in the amount of $310,000 and repaid related principal amounts of $284,000.

During August 2003, the Company renewed its $3,000,000 line-of-credit with its bank lender. The line is payable on demand and matures in September 2004. Borrowings under the line-of-credit bear interest at the bank's base rate (4.0% at December 31, 2003) which may change from time to time. At December 31, 2003, there were no amounts outstanding under the line-of-credit facility. Under the terms of the agreement, the Company is permitted to borrow against accounts receivable and inventory according to pre-established criteria. The bank has a first security interest in substantially all assets of the Company.

During 2003, the Company refinanced its mortgage and note payables with its bank lender reducing the per annum fixed interest rates from 7.25% and 8.59%, respectively, to 5.45% and 5.0%, respectively. The reduction in interest expense had the effect of reducing aggregate monthly payments of principal and interest by approximately $2,170. All other terms of the agreements remained unchanged.

The Company believes that its sources of funds consisting of cash and cash equivalents, projected positive cash flow from operating activities for 2004, and funds available from the revolving credit facility will be sufficient to meet its current and expected short-term and long-term requirements. Although there can be no assurance that the Company's revolving credit facility will be renewed, management believes that, if needed, it would be able to find alternative sources of funds on commercially acceptable terms.

The following table sets forth a summary of the Company's commitments as of December 31, 2003:


Contractual                     One Year       2 - 4        5 - 7     More Than
Obligations         Total        or Less       Years        Years    Seven Years
-----------      ---------------------------------------------------------------

Long-term debt   $2,009,708     $475,185     $627,949     $219,957     $686,617
                 ----------     --------     --------     --------     --------
Total            $2,009,708     $475,185     $627,949     $219,957     $686,617
                 ==========     ========     ========     ========     ========

The Company has no off-balance sheet arrangements.

                                                                         Page 13
Critical Accounting Policies
----------------------------

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

Inventory Valuation--The Company's inventories are stated at the lower of cost or market. The Company provides reserves on inventory for any material that has become obsolete or may become unsaleable based on estimates of future demand and sale price in the market. Judgments with respect to saleability and usage of inventory, estimated market value, and recoverability upon sale are complex and subjective. Such assumptions are reviewed periodically and adjustments are made, as necessary, to reflect changed conditions.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the FASB issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses, for arrangements with multiple deliverables, how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance in EITF issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company's results of operations in 2003. In December 2003, the SBC released SAB No. 104, "Revenue Recognition." SAB 104 clarifies existing guidance regarding revenues for contracts that contain multiple deliverables to make it consistent with EITF Issue No. 00-21.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" to improve financial reporting by enterprises involved with variable interest entities. The Interpretation addresses how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Interpretation is effective immediately for variable interest entities created after January 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not hold any investments or interest that would be considered variable interest entities and, accordingly, the adoption of FIN No. 46 did not have any impact on the Company's operating results or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard is effective for transactions after June 30, 2003. The adoption of SFAS No. 149 was not material to the Company's operating results or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments. The standard is effective for new or modified financial instruments after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently have any financial instruments within the scope of SFAS No. 150 and accordingly, the adoption of SFAS No. 150 was not material to the Company's operating results or financial position.

Item 7. Financial Statements
----------------------------                                               PAGE

Report of Independent Auditors                                              F-1

Report of Independent Public Accountants - Copy                             F-2

Financial Statements

    Balance Sheets as of December 31, 2003 and 2002                         F-3

    Statements of Operations for the Years Ended
      December 31, 2003, 2002 and 2001                                      F-4

    Statements of Changes in Shareholders' Equity for
      the Years Ended December 31, 2003, 2002 and 2001                      F-5

    Statements of Cash Flows for the Years Ended
      December 31, 2003, 2002 and 2001                                      F-6

NOTES TO FINANCIAL STATEMENTS                                        F-7 to F-16

Schedules called for under Regulation S-X are not submitted because they are not applicable or are not required, or because the required information is included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of CAS Medical Systems, Inc.:


In our opinion, the accompanying balance sheets and the related statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of CAS Medical Systems, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.





/S/ PRICEWATERHOUSECOOPERS LLP
Hartford, Connecticut
February 17, 2004

The financial statements of the Company for the year ended December 31, 2001 were audited by Arthur Andersen LLP ("Andersen"). The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by them. The Andersen report continues to be included in the 2003 annual report as it includes 2001 financial data within the statements of operations, statements of changes in shareholders' equity and statements of cash flows.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of CAS Medical Systems, Inc.:



We have audited the accompanying balance sheets of CAS Medical Systems, Inc. (a Delaware corporation) as of December 31, 2001* and 2000*, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CAS Medical Systems, Inc. as of December 31, 2001* and 2000*, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP


Hartford, Connecticut
February 8, 2002

* The 2001 balance sheet and 2000 financial statements are not required to be presented in the 2003 annual report.

                                                                             F-3
CAS MEDICAL SYSTEMS, INC.

Balance Sheets
As of December 31, 2003 and 2002

ASSETS                                                2003             2002
                                                  ------------     ------------

CURRENT ASSETS:
    Cash and cash equivalents                     $    881,087     $    325,670
    Accounts receivable, net of allowance
      for doubtful accounts of approximately
      $50,000 and $55,562 in 2003 and 2002,
      respectively                                   3,307,059        2,459,511
    Inventories                                      2,270,616        3,250,007
    Deferred tax assets                                347,155          370,411
    Other current assets                               489,451          336,767
                                                  ------------     ------------

         Total current assets                        7,295,368        6,742,366

PROPERTY AND EQUIPMENT:
    Land and improvements                              535,000          535,000
    Buildings and improvements                       1,472,162        1,472,162
    Machinery and equipment                          2,504,313        2,358,755
                                                  ------------     ------------

                                                     4,511,475        4,365,917

    Less accumulated depreciation                   (2,287,978)      (1,920,042)
                                                  -------------    -------------

      Property and equipment, net                    2,223,497        2,445,875

INTANGIBLE AND OTHER ASSETS, net                       209,210          258,161

DEFERRED TAX ASSETS                                    182,652          139,333
                                                  ------------     ------------

         Total assets                             $  9,910,727     $  9,585,735
                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt             $    475,185     $    419,995
     Notes payable                                     219,619          193,509
     Line-of-credit                                          -          600,000
    Accounts payable                                 1,007,617          415,613
    Accrued expenses                                   434,963          504,572
                                                  ------------     ------------

         Total current liabilities                   2,137,384        2,133,689
                                                  ------------     ------------

LONG-TERM DEBT, less current portion                 1,534,523        1,986,225

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
    Series A cumulative convertible
     preferred stock, $.001 par value per
     share, 1,000,000 shares authorized,
     no shares issued or outstanding in
     2003 and 2002                                         --               --
    Common stock, $.004 par value per share,
     19,000,000 shares authorized, 9,712,577
     and 9,645,077 shares issued and
     outstanding in 2003 and 2002, respectively         38,851           38,581
    Additional paid-in capital                       2,870,769        2,834,913
    Retained earnings                                3,329,200        2,592,327
                                                  ------------     ------------

    Total shareholders' equity                       6,238,820        5,465,821
                                                  ------------     ------------

    Total liabilities and shareholders' equity    $  9,910,727     $  9,585,735
                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.

                                                                             F-4
CAS MEDICAL SYSTEMS, INC.

Statements of Operations
For the Years Ended December 31, 2003, 2002 and 2001

                                                     2003             2002             2001
                                                 ------------     ------------     ------------
REVENUES:                                        $ 16,849,478     $ 15,024,991     $ 14,817,187

OPERATING EXPENSES:
    Cost of product sales                          10,258,394        9,005,220        8,189,115
    Research and development                          929,050        1,257,151          650,065
    Selling, general and administrative             5,399,373        5,239,036        5,631,936
                                                 ------------     ------------     ------------

      Operating income (loss)                         262,661         (476,416)         346,071

OTHER INCOME AND EXPENSES:
    Proceeds from life insurance policy               500,000             --               --

    Interest expense                                  132,168          246,445          211,465
                                                 ------------     ------------     ------------

      Income (loss) before benefit from
        income taxes                                  630,493         (722,861)         134,606

BENEFIT FROM INCOME TAXES                            (106,380)        (397,775)         (39,000)
                                                 ------------     ------------     ------------

      Net income (loss)                          $    736,873     $   (325,086)    $    173,606
                                                 ============     ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
    Basic                                           9,657,529        9,645,077        9,603,954
                                                 ============     ============     ============

    Diluted                                        10,459,389        9,645,077       10,563,995
                                                 ============     ============     ============

EARNINGS (LOSS) PER COMMON SHARE:
    Basic                                        $       0.08     $      (0.03)    $       0.02
                                                 ============     ============     ============

    Diluted                                      $       0.07     $      (0.03)    $       0.02
                                                 ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                                                                             F-5
CAS MEDICAL SYSTEMS, INC.

Statements of Changes in Shareholders' Equity For the Years Ended December 31, 2003, 2002 and 2001

                                                                        ADDITIONAL
                                                   COMMON STOCK          PAID-IN       RETAINED
                                            SHARES         AMOUNT        CAPITAL       EARNINGS          TOTAL
                                         -----------    -----------    -----------    -----------     -----------
BALANCE, December 31, 2000                 9,497,577    $    37,991    $ 2,754,304    $ 2,743,807     $ 5,536,102

    Net income                                  --             --             --          173,606         173,606
    Common stock issued upon
       exercise of stock options             147,500            590         80,609           --            81,199
                                         -----------    -----------    -----------    -----------     -----------

BALANCE, December 31, 2001                 9,645,077         38,581      2,834,913      2,917,413       5,790,907

     Net loss                                   --             --             --         (325,086)       (325,086)
                                         -----------    -----------    -----------    -----------     -----------


BALANCE, December 31, 2002                 9,645,077         38,581      2,834,913      2,592,327       5,465,821

     Net income                                 --             --             --          736,873         736,873
     Common stock issued upon
        exercise of stock options             67,500            270         35,856            --           36,126
                                         -----------    -----------    -----------    -----------     -----------

BALANCE, December 31, 2003                 9,712,577    $    38,851    $ 2,870,769    $ 3,329,200     $ 6,238,820
                                         ===========    ===========    ===========    ===========     ===========










   The accompanying notes are an integral part of these financial statements.

                                                                             F-6
CAS MEDICAL SYSTEMS, INC.

Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001

                                                                       2003            2002            2001
                                                                   -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                              $   736,873     $  (325,086)    $   173,606
    Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                  470,389         447,741         426,234
        Deferred income taxes                                          (20,063)       (353,244)          4,000
        Non-cash stock compensation                                       --              --             8,200
        Provision for doubtful accounts                                 41,073          65,000          15,000
    Changes in operating assets and liabilities:
        Accounts receivable                                           (888,621)        281,370         (92,567)
        Inventories                                                    979,391         441,804        (363,499)
        Other current assets                                          (152,684)       (142,257)       (107,438)
        Accounts payable and accrued expenses                          522,395        (202,041)       (307,634)
                                                                   -----------     -----------     -----------

        Net cash provided by (used in) operating activities          1,688,753         213,287        (244,098)
                                                                   -----------     -----------     -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capitalized software development                                   (25,020)       (107,200)           --
    Expenditures for property and equipment                           (147,556)       (226,417)       (353,529)
                                                                   -----------     -----------     -----------
                Net cash used in investing activities                 (172,576)       (333,617)       (353,529)
                                                                   -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing under notes payable                                      309,654         282,499            --
    Repayments under notes payable                                    (283,544)        (88,990)           --
    Repayments under long-term debt                                   (422,996)       (384,638)       (353,124)
    (Repayments) borrowings under line-of-credit, net                 (600,000)        300,000         300,000
    Proceeds from issuance of common stock                              36,126            --            72,999
                                                                   -----------     -----------     -----------
        Net cash (used in) provided by financing activities           (960,760)        108,871          19,875
                                                                   -----------     -----------     -----------

        Net increase (decrease) in cash and cash equivalents           555,417         (11,459)       (577,752)

CASH AND CASH EQUIVALENTS, beginning of year                           325,670         337,129         914,881
                                                                   -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, end of year                             $   881,087     $   325,670     $   337,129
                                                                   ===========     ===========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
     Cash paid during the year for interest                        $   140,582     $   254,293     $   250,140
     Cash paid during the year for income taxes, net of refunds        109,466          (5,720)          2,490

   The accompanying notes are an integral part of these financial statements.

CAS MEDICAL SYSTEMS, INC.

Notes to Financial Statements

(1) THE COMPANY

     CAS Medical Systems, Inc. (the "Company") operates in one business segment and is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use in the healthcare and medical industry. These products are sold by the Company through its own sales force, via distributors and pursuant to original equipment manufacturer agreements both internationally and in the United States. The Company's operations and manufacturing facilities are located in the United States. During 2003, 2002 and 2001, the Company had sales to one customer which, in the aggregate, accounted for approximately 18%, 20% and 16% of revenues, respectively. The Company generated revenues from international sales of approximately $3.5 million, $2.6 million and $3.0 million in 2003, 2002, and 2001, respectively.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method based on the estimated useful lives of the assets, which range from two to five years for machinery and equipment, and twenty years for building and improvements. Maintenance and repairs are charged to expense when incurred. Depreciation expense on property and equipment totaled $369,934, $379,592, and $354,970 in 2003, 2002 and 2001, respectively.

     LONG-LIVED ASSETS

     Impairments of long-lived assets are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS No. 144 requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that long-lived assets are fully recoverable, and accordingly, no impairment is reflected in the Company's reported results of operations for the years ended December 31, 2003, 2002 and 2001.

                                                                             F-8
     INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of:
                                                        2003         2002
                                                     ---------    ---------

     Intangible assets and purchased technology      $ 337,011    $ 337,011
     Deferred finance charges                           26,484          --
     Capitalized software                              132,220      107,200
                                                     ---------    ---------
                                                       495,715      444,211

     Accumulated amortization                         (286,505)    (186,050)
                                                     ---------    ---------
                                                     $ 209,210    $ 258,161
                                                     =========    =========

     The purchased intangible assets and licensed technology acquired in connection with the product line acquisitions in 2000 and 1999 are being amortized over five years on the straight-line basis. Amortization expense of approximately $67,000 per year has been recorded for the three years ended December 31, 2003 for such purchased intangibles. Costs associated with the development of new external use software products are expensed as incurred until technological feasibility has been established in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Technological feasibility is demonstrated by the completion of a detailed design plan. Capitalization ceases when the product is available for general release to customers. During 2002 and early 2003, the Company capitalized $132,220 of costs related to the development of new apnea monitor software, assigned such capitalized software a useful life of three years, and amortized $33,055 of such costs during the year ended December 31, 2003. During 2003, the Company refinanced its mortgage payable and incurred related finance charges in the amount of $26,484, which are being amortized over the remaining life of the mortgage, or fourteen years.

     Scheduled amortization expenses of intangible assets over the next five years are as follows:

        2004                 $ 107,117
        2005                    68,373
        2006                    12,910
        2007                     1,892
        2008                     1,892
                             ---------
                             $ 192,184
                             =========

     REVENUE RECOGNITION

     Revenues from product sales are recognized when evidence of an arrangement exists, delivery has occurred based on shipping terms (which are generally FOB shipping point), the selling price is fixed and determinable, and collectibility is reasonably assured. We provide for an estimate of product returns based upon historical experience. The Company follows the guidance of SAB 101, Revenue Recognition in Financial Statements.

     WARRANTY COSTS

     The Company warrants some of its products against defects and failures for up to three years and records the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experiences of product returns and the related estimated cost of labor and material to make the necessary repairs.

                                      2003                 2002
                                   ---------            ---------
     Beginning balance             $  95,000            $  60,000
     Additions to reserve            183,465              150,010
     Warranty costs incurred        (156,465)            (115,010)
                                   ---------            ---------
     Ending balance                $ 122,000            $  95,000
                                   =========            =========

     During November 2000, the Company acquired certain assets and assumed certain liabilities related to the AMI(R) Plus Home Infant Apnea Monitor product line from a third party for $1.9 million, which was financed with the proceeds from a note payable to a bank. This product line includes apnea monitors, accessories and related data retrieval software programs for hospital and home use. The acquisition included inventories, related manufacturing equipment, and intangible assets and accrued expenses. Shortly after the November 2000 acquisition of certain assets and assumption of certain liabilities related to the AMI(R) Plus home infant apnea monitor product line from Mallinkrodt, Inc., the two companies concluded that certain apnea monitors previously sold required modifications and associated upgrades to address a design deficiency which existed prior to the acquisition. Under the auspices of the FDA, the modifications and upgrades were started during December 2001 and were completed in 2003. Mallinkrodt, Inc. has agreed to indemnify and reimburse the Company for related engineering costs to redesign the upgrade, costs to administer the retrofit, the cost of the modifications and upgrades, and a reasonable profit margin. The reimbursement received from Mallinkrodt for the cost of the upgrade plus a reasonable profit margin is being recorded as revenue, while the reimbursements received related to costs to administer retrofit and costs to redesign the upgrade have been recorded as reductions of expense as follows:

                                               2003         2002         2001
                                            ---------    ---------    ---------

     Revenues                               $ 133,078    $ 840,592    $ 261,025
     Selling, general and administrative          --           --        60,507
     Research and development                  20,919      133,859      210,185
                                            ---------    ---------    ---------
                                            $ 153,997    $ 974,451    $ 531,717
                                            =========    =========    =========


     RESEARCH AND DEVELOPMENT COSTS

     The Company expenses all research and development costs as incurred. Research and development expense includes direct costs for salaries, employee benefits, materials, facility related expenses and depreciation.

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

     As of December 31, 2003, the Company had outstanding options and warrants allowing for the purchase of 693,800 and 1,464,000 shares of common stock, respectively.

     Under SFAS No. 128, a summary of the Company's basic and diluted earnings
     (loss) per share is as follows:

                                                   2003           2002           2001

     Net income (loss)                         $   736,873    $  (325,086)   $   173,606
                                               ===========    ===========    ===========

     Weighted average shares outstanding         9,657,529      9,645,077      9,603,954
     Add: Dilutive effect of outstanding
       warrants and options                        801,860            --         960,041
                                               -----------    -----------    -----------

     Total weighted average shares of
       dilutive securities outstanding          10,459,389      9,645,077     10,563,995
                                               ===========    ===========    ===========

     Earnings (loss) per share - basic         $      0.08    $     (0.03)   $      0.02
                                               ===========    ===========    ===========

     Earnings (loss) per share - dilutive      $      0.07    $     (0.03)   $      0.02
                                               ===========    ===========    ===========

     Certain options and warrants to purchase 292,045, 1,257,800 and 50,000 shares of the Company's Common Stock outstanding in 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, their inclusion would have been antidilutive.

     RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the current year presentation.

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

     STOCK-BASED COMPENSATION

     The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of the grant. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure".

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations where, generally, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Had compensation cost been determined consistent with SFAS No. 123, the Company's 2003, 2002 and 2001 net income (loss) and earnings (loss) per share would have been changed to the following pro forma amounts:

                                                      2003         2002         2001
                                                   ---------    ---------    ---------
     Net income (loss): As reported                $ 736,873    $(325,086)   $ 173,606
                        Compensation expense for
                        stock options based on
                        fair value                    97,224      118,652      142,537
                        Pro forma                  $ 639,649    $(443,738)   $  31,069
     Earnings (loss)
        per share:      As reported - Basic        $    0.08    $   (0.03)   $    0.02
                        Pro forma - Basic               0.07        (0.05)        0.00
                        As reported - Diluted           0.07        (0.03)        0.02
                        Pro forma - Diluted             0.06        (0.05)        0.00

     During the year ended December 31, 2001, the Company recorded stock-based compensation of $8,200 based upon the fair value of 10,000 shares of common stock issued to a service provider.

     See Note 7 for additional information about stock options, including the assumptions used to determine the fair value of options.

                                                                            F-11
     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of long-term debt approximates its fair value based upon currently available debt instruments having similar interest rates and maturities. The carrying amounts of the Company's other financial instruments approximate their fair value.

     NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses, for arrangements with multiple deliverables, how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance in EITF issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company's results of operations in 2003. In December 2003, the SBC released SAB No. 104, "Revenue Recognition." SAB 104 clarifies existing guidance regarding revenues for contracts that contain multiple deliverables to make it consistent with EITF Issue No. 00-21.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" to improve financial reporting by enterprises involved with variable interest entities. The Interpretation addresses how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Interpretation is effective immediately for variable interest entities created after January 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not hold any investments or interest that would be considered variable interest entities and, accordingly, the adoption of FIN No. 46 did not have any impact on the Company's operating results or financial position.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard is effective for transactions after June 30, 2003. The adoption of SFAS No. 149 was not material to the Company's operating results or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments. The standard is effective for new or modified financial instruments after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently have any financial instruments within the scope of SFAS No. 150 and accordingly, the adoption of SFAS No. 150 was not material to the Company's operating results or financial position.

(3) ACCOUNTS RECEIVABLE

     Accounts receivable are net of the allowance for doubtful accounts. The reconciliation of the allowance for doubtful accounts is as follows:


                                                   Year Ended December 31

                                                2003        2002         2001
                                              --------    --------     --------

        Balances at beginning of period       $ 55,562    $ 55,375     $ 61,800
        Doubtful accounts provision             41,073      65,000       15,000
        Accounts written off                   (46,635)    (64,813)     (21,425)
                                              --------    --------     --------
        Balance at end of period              $ 50,000    $ 55,562     $ 55,375
                                              ========    ========     ========

                                                                            F-12
(4) INVENTORIES

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                              2003                  2002
                                          -----------           -----------
        Raw materials                     $ 1,281,620           $ 1,987,746
        Work in process                       434,055               438,047
        Finished goods                        554,941               824,214
                                          -----------           -----------
                                          $ 2,270,616           $ 3,250,007
                                          ===========           ===========

     In 2003, the Company recorded $417,000 in inventory provisions, including $250,000 in the third quarter and $167,000 in the fourth quarter to write off slow moving, excess and unsaleable inventory. The write-offs of inventory are related to the Company's older family of products which were obsoleted during the year as a result of the success of the Company's newer product offerings. During 2002, the Company recorded $648,000 in inventory provisions resulting from the build-up of certain apnea related inventory in anticipation of sales growth which did not materialize, the continued decrease in demand on certain AMI Plus monitors in light of the product design deficiency described under Warranty Costs in Note 2 and the Company's decision to discontinue the sale, service and repair of certain products.

(5) FINANCING ARRANGEMENTS

     LINE-OF-CREDIT

     During August 2003, the Company renewed its $3,000,000 line-of-credit with a Connecticut bank. The line is repayable upon demand and matures in September 2004. Borrowings under the line-of-credit bear interest at the bank's base rate, which may change from time to time (4.0% at December 31, 2003). At December 31, 2003 and 2002, there were $0 and $600,000 of borrowings outstanding under this line. Under the terms of the agreement, the Company is permitted to borrow against accounts receivable and inventory according to pre-established criteria. Substantially all assets of the Company have been pledged as collateral under the line-of-credit.

     NOTES PAYABLE

     The Company has financed its directors and officers and property casualty insurance policies. The monthly installments are $12,275 and $22,850, respectively, including interest at 4.13% and 3.58%, respectively. The notes are scheduled to be repaid in full during August 2004.

     LONG-TERM DEBT

     Long-term debt consists of the following:             2003          2002
                                                       -----------   -----------

     Mortgage payable to a bank in monthly
      installments of $9,750, including interest
      at 5.45% per annum as amended, collateralized
      by the Company's primary operating facility
      (matures January 2018)                           $ 1,149,234   $ 1,160,940

     Note payable to a bank in monthly installments
      of approximately $37,700, including interest
      at 5.0% per annum as amended, collateralized
      by substantially all corporate assets
      (matures December 2005)                              860,474     1,245,280
                                                       -----------   -----------
                                                         2,009,708     2,406,220

     Less: current portion                                 475,185       419,995
                                                       -----------   -----------
                                                       $ 1,534,523   $ 1,986,225
                                                       ===========   ===========

     Scheduled maturities of principal under long-term debt over the next five years are as follows:

        2004                                                  $   475,185
        2005                                                      499,318
        2006                                                       62,932
        2007                                                       65,699
        2008                                                       69,370
        Thereafter                                                837,204
                                                              -----------
                                                              $ 2,009,708
                                                              ===========
(6) ACCRUED EXPENSES

     Accrued expenses consist of the following:
                                                           2003          2002
                                                        ---------     ---------

        Accrued payroll                                 $ 227,193     $ 191,662
        Accrued professional fees                          23,700        49,628
        Accrued warranty expenses                         122,000        95,000
        Other accrued expenses                             62,070       168,282
                                                        ---------     ---------
                                                        $ 434,963     $ 504,572
                                                        =========     =========


(7) STOCK-BASED COMPENSATION PROGRAMS

     STOCK OPTIONS

     In June 1994, the Board of Directors and shareholders adopted the 1994 Employees' Incentive Stock Option Plan (the "1994 Plan"). The exercise price for common stock issued under the 1994 Plan is to be no less than the fair value of the stock at the grant date of the options. Pursuant to the 1994 Plan, 1,250,000 shares of common stock were reserved for employee (including officers and directors) option exercises. An option granted under the 1994 Plan becomes exercisable in two equal annual installments, commencing one year from the date of the grant of the option. Options begin to expire between five and ten years from the date of grant, depending on the option holder's percentage of ownership of the Company. In the event employment is terminated, the employee no longer has the right to exercise options unless expressly permitted by the Board of Directors. The 1994 Plan expired on December 31, 2003 and, as such, there are no further options available for issuance.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001: risk-free interest rates of 4.3%, 5.5% and 5.3%; expected lives of 7 years; dividend yield of 0% and expected volatility of 127%, 118% and 77%, respectively. A summary of the Company's stock option plans and changes during the years then ended is presented below:

                                          2003                         2002                         2001
                                 ----------------------       -----------------------       ----------------------
                                               WEIGHTED                      WEIGHTED                     WEIGHTED
                                                AVERAGE                       AVERAGE                      AVERAGE
                                               EXERCISE                      EXERCISE                     EXERCISE
                                   SHARES        PRICE         SHARES          PRICE        SHARES          PRICE
                                 ----------------------       -----------------------       ----------------------
         Outstanding at
             beginning of year      757,800       $0.62          946,400        $0.65         886,400        $0.57
               Granted               85,000        0.70          235,000         0.61         275,000         0.83
               Exercised            (67,500)       0.54             --            --         (137,500)        0.53
               Canceled             (81,500)       0.74         (424,100)        0.69         (77,500)        0.67
                                 ----------       -----       ----------        -----       ---------        -----
         Outstanding at end
             of year                693,800       $0.63          757,800        $0.62         946,400        $0.65
                                 ==========       =====       ==========        =====       =========        =====
         Exercisable at end
             of year                548,550       $0.61          482,300        $0.60         671,400        $0.57
                                 ==========       =====       ==========        =====       =========        =====

         Weighted average grant-date fair
             value of options granted
             during the year                      $0.64                         $0.58                        $0.71


       The following table summarizes information about stock options outstanding at December 31, 2003:

                                                  WEIGHTED
                                                   AVERAGE          WEIGHTED                            WEIGHTED
                                                  REMAINING          AVERAGE                             AVERAGE
          RANGE OF            NUMBER             CONTRACTUAL        EXERCISE             NUMBER         EXERCISE
       EXERCISE PRICES      OUTSTANDING         LIFE (YEARS)          PRICE            EXERCISABLE        PRICE
       ---------------      -----------         ------------          -----            -----------        -----
       $0.31 - $0.47           32,500                 1.7            $0.33               27,500            $0.31
        0.53 -  0.65          463,800                 6.8             0.57              393,550             0.56
        0.70 -   0.93         197,500                 7.4             0.80              127,500             0.84
       --------------         -------                ----            -----              -------            -----

       $0.31 - $0.93          693,800                 6.8            $0.63              548,550            $0.61
       =============        =========                ====            =====            =========            =====


       WARRANTS

       Warrants to purchase 1,464,000 shares of common stock at a weighted average exercise price of $0.51 per share remain outstanding at December 31, 2003. These warrants have no specific expiration date and have an exercise price range of $0.31 to $1.00 per share.

(8)    LIFE INSURANCE

       During 2003, 2002 and 2001, the Company paid term-life insurance premiums of approximately $26,240, $45,600, and $40,700, respectively, for life insurance policies on the lives of two officers of the Company. The policies are in the face amounts of $1,000,000 and $650,000, respectively. The beneficiaries of $250,000 and $150,000, respectively, of the policies are designated by the insured. The Company is the beneficiary of the balance. In January 2003, one of the officers died and, during February 2003, the Company received proceeds of $500,000 pursuant to the latter policy.

                                                                            F-15
(9)    401(K) PLAN

       The Company maintains a 401(k) benefit plan for its employees, which generally allows participants to make contributions by salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis which are matched in part by discretionary contributions by the Company. The 2003, 2002 and 2001 expenses related to matching contributions by the Company were $60,439, $56,494, and $50,386, respectively.

       The Company does not provide any other post-retirement or other post-employment benefits.

(10)   INCOME TAXES

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

       The (benefit) provision from income taxes consisted of the following for the year ended December 31:

                                                   2003            2002            2001
                                                ----------      ----------      ----------
         Current:
             Federal                            $   29,401      $  (50,374)     $  (48,000)
             State                                (115,719)          5,843           5,000
                                                ----------      ----------      ----------

                  Subtotal                         (86,318)        (44,531)        (43,000)

         Deferred:
             Federal                                (2,894)       (284,515)          3,000
             State                                 (17,168)        (68,729)          1,000
                                                ----------      ----------      ----------

                  Subtotal                         (20,062)       (353,244)          4,000
                                                ----------      ----------      ----------

                  Benefit from income taxes     $ (106,380)     $ (397,775)     $  (39,000)
                                                ==========      ==========      ==========

       For the year ended December 31, 2003, the effective tax rate was below the statutory rate primarily as a result of state tax benefits including the reversal of a tax accrual of approximately $150,000 due to the favorable outcome of a state tax audit; non-taxable proceeds of $500,000 from a life insurance policy; and current year R&D credits. During the year ended December 31, 2002, the effective tax rate of 55% was greater than the federal statutory rate of 34% due to state tax benefits, recognition of prior year R&D tax credits, and R&D tax credits applicable to 2002. During 2001, the effective tax rate differed from the federal statutory rate of 34% principally due to state income taxes.

       The components of the Company's deferred tax assets at December 31 are approximately as follows:

                                                         2003           2002
                                                      ----------     ----------
         Inventories                                  $  265,278     $  317,729
         Warranty reserve                                 42,688         33,241
         Bad debt reserve                                 17,495         19,441
         Tax credits                                      87,205         50,098
         Depreciation/Amortization                        70,123         89,235
         Other                                            47,018           --
                                                      ----------     ----------
                                                      $  529,807     $  509,744
                                                      ==========     ==========

(11)   GRANT AWARDS

       The Company has been awarded various grants by the National Institute of Neurological Disorders and Stroke of the NIH under its Small Business Innovative Research Program. Grants under this program are being used to support development of a new technology, Near-Infrared Spectroscopy ("NIRS"), that can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of this grant, the Company is being reimbursed for certain qualifying expenditures under the agreement. The Company is pursuing additional NIH grants to support its NIRS research.

       The Company has received various grants under this program including a $836,000 award made during September 2000. Other miscellaneous grants for research in various applications of NIRS cerebral oximetry have been awarded to the Company including $200,000 awarded during 2003.

       During the years ended December 31, 2003, 2002 and 2001, approximately $372,000, $284,000 and $242,000, respectively, of such research and development costs were reimbursed under the grants. Funding provided to the Company is being recorded as a reduction in R&D expenses. The Company recognizes the reimbursement on an accrual basis as the qualifying costs are incurred.

(12)   COMMITMENTS AND CONTINGENCIES

       The Company is committed under an employment agreement with the Chief Executive Officer for payments aggregating approximately $250,000 per year, which expires on August 31, 2004.

       The Company's articles of incorporation provide that the Company will indemnify its directors to the full extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of being or having been a director of the Company. Given the nature of this indemnification, the Company is unable to make a reasonable estimate of the maximum potential amount that the Company could be required to pay. Historically, the Company has not made any significant payments on the above indemnification and no amount has been accrued in the accompanying financial statements.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

None.

Item 8A. Controls and Procedures
--------------------------------

As of December 31, 2003, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal controls over financial reporting identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Reference is made to the sections entitled "Election of Directors", "Management", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 22, 2004, and to be filed with the Securities and Exchange Commission.

Item 10.  Executive Compensation
--------------------------------

Reference is made to the sections entitled "Compensation of Executive Officers" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 22, 2004, and to be filed with the Securities and Exchange Commission.

Item 11. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
         Related Stockholder Matters
         ---------------------------

Reference is made to the section entitled "Stock Ownership" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 22, 2004, and to be filed with the Securities Exchange Commission. Information with respect to securities authorized for issuance under equity compensation plans is set forth in Part II, Item 5, above.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

The Company and Louis P. Scheps have entered into an employment agreement pursuant to which Mr. Scheps serves as President and Chief Executive Officer of the Company. The employment agreement, dated September 1, 2000, has been amended (as amended, the "Employment Agreement") to extend its term through August 31, 2004 and provides for a base salary of $250,000 per year. The Employment Agreement also provides that if a "Change of Control" (as defined below) occurs, and upon such Change of Control occurring, the Employment Agreement is not extended for a period of at least one year following the stated termination date of the Employment Agreement, Mr. Scheps shall be paid a lump sum of $250,000 on such stated termination date. "Change of Control" is defined in the Employment Agreement to mean (i) a sale of all or substantially all of the Company's assets, (ii) a merger involving the Company in which the Company is not the survivor and the Company's stockholders prior to the merger control less than fifty percent of the voting stock of the surviving entity, (iii) a sale by the Company's stockholders to an acquirer or acquirers acting in concert of more than a majority of the then outstanding stock of the Company owned by the Company's stockholders, or (iv) any event similar to any of the foregoing. During October 1998, Mr. Scheps was granted a warrant to purchase 100,000 shares of the Company common stock at an exercise price of $1.00 per share, the fair market value of the option at the date of the grant. This warrant is exercisable solely in the event of a Change of Control.

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

        (A)     3.1     Certificate of Incorporation of Registrant (1)

                3.2     Amended and Restated By-Laws of Registrant

                10.1 Employment Agreement dated September 1, 1993 between the Company and Louis P. Scheps (2)

                10.2 Amendment Number One to Employment Agreement dated September 1, 1998 between the Company and Louis P. Scheps (2)

                10.3 Amendment Number Two to Employment Agreement dated September 1, 2000 between the Company and Louis P. Scheps (2)

                10.4 Amendment Number Three to Employment Agreement dated September 1, 2002 between the Company and Louis P. Scheps (2)

                10.5 Amendment Number Four to Employment Agreement dated September 1, 2003 between the Company and Louis P. Scheps

                23.1    Consent of Independent Accountants

                31.1    Certification of CEO Pursuant to Rule 13a-14

                31.2    Certification of CFO Pursuant to Rule 13a-14

                32.1    Certification of CEO and CFO Pursuant to 18 U.S.C. 1350

(1) Incorporated by reference to the Registrant's Registration Statement, dated April 15, 1985, filed with the Securities and Exchange Commission.

(2) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 2002.

        (B) Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended December 31, 2003.

Item 14. Principal Auditors Fees and Services
---------------------------------------------

Reference is made to the proposal entitled "Ratification of Selection of Independent Auditors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 22, 2004, and to be filed with the Securities and Exchange Commission.

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAS MEDICAL SYSTEMS, INC.
-------------------------

(Registrant)


/s/ Louis P. Scheps                                  Date:  March 26, 2004
-------------------------------------------
By:  Louis P. Scheps
     Chairman of the Board, President and
     Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Lawrence Burstein                                Date:  March 26, 2004
-------------------------------------------
Lawrence Burstein, Director



/s/ Jerome Baron                                     Date:  March 26, 2004
-------------------------------------------
Jerome Baron, Director



/s/ Saul Milles                                      Date:  March 26, 2004
-------------------------------------------
Saul Milles, Director



/s/ Louis P. Scheps                                  Date:  March 26, 2004
-------------------------------------------
Louis P. Scheps, Chairman of the Board,
President, Chief Executive Officer and Director



/s/ Jeffery A. Baird                                 Date:  March 26, 2004
-------------------------------------------
Jeffery A. Baird,  Chief Financial Officer