Form 10QSB
period 2004-03-31
CAS MEDICAL SYSTEMS INC
filed 2004-05-13
CIK 764579

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


                  For the Quarterly Period Ended March 31, 2004


                         Commission File Number 0-13839




                            CAS MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




            Delaware                                            06-1123096
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. employer
 incorporation of organization)                             identification no.)




              44 East Industrial Road, Branford, Connecticut 06405
              ----------------------------------------------------
                    (Address of principal executive offices)



                                 (203) 488-6056
                ------------------------------------------------
                (Issuer's telephone number, including area code)




Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.     Yes [X]   No [_]


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.004 par value 9,766,073 shares as of May 1, 2004.
----------------------------------

Transitional Small Business Disclosure Format (check one):    Yes [_]   No [X]

================================================================================

                                                                     Form 10-QSB
                                                                  March 31, 2004
                                                                          Page 2



                                      INDEX
                                      -----


PART 1   FINANCIAL INFORMATION                                          Page No.
------   ---------------------                                          --------

         Item 1   Financial Statements

                  Condensed Balance Sheets as of March 31, 2004
                  and December 31, 2003 ....................................   4

                  Condensed Statements of Income for the Three
                  Months Ended March 31, 2004 and 2003 .....................   6

                  Condensed Statements of Cash Flow for the Three
                  Months Ended March 31, 2004 and 2003 .....................   7

                  Notes to Condensed Financial Statements ..................   8

         Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................  11

         Item 3   Controls and Procedures ..................................  13



PART II  OTHER INFORMATION
-------  -----------------

         Item 6   Exhibits and Reports on Form 8-K .........................  14

         Signatures ........................................................  15

                                                                     Form 10-QSB
                                                                  March 31, 2004
                                                                          Page 3




                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

     The financial statements included herein have been prepared by CAS Medical Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2003.

     In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of March 31, 2004, and the results of its operations and its cash flows for the three months ended March 31, 2004 and 2003 have been included in the accompanying unaudited financial statements. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the expected results for the full year 2004.

                                                                     Form 10-QSB
                                                                  March 31, 2004
                                                                          Page 4

                            CAS Medical Systems, Inc.

                            Condensed Balance Sheets
                            ------------------------
                                   (Unaudited)


                                                   MARCH 31,       DECEMBER 31,
ASSETS                                               2004              2003
------                                           ------------      ------------
Current Assets:
     Cash and cash equivalents                   $  1,406,587      $    881,087
     Accounts receivable, net of allowance
       for doubtful accounts                        2,931,148         3,307,059
     Inventories                                    2,542,395         2,270,616
     Deferred tax assets                              347,155           347,155
     Other current assets                             283,589           489,451
                                                 ------------      ------------

Total current assets                                7,510,874         7,295,368

Property and Equipment:
     Land and improvements                            535,000           535,000
     Building and improvements                      1,472,162         1,472,162
     Machinery and equipment                        2,510,100         2,504,313
                                                 ------------      ------------
                                                    4,517,262         4,511,475

     Less accumulated depreciation                 (2,369,228)       (2,287,978)
                                                 ------------      ------------
     Property and equipment, net                    2,148,034         2,223,497
                                                 ------------      ------------

Intangible and other assets, net                      206,290           209,210

Deferred tax assets                                   182,652           182,652
                                                 ------------      ------------

Total assets                                     $ 10,047,850      $  9,910,727
                                                 ============      ============



The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                                  March 31, 2004
                                                                          Page 5

                            CAS Medical Systems, Inc.

                            Condensed Balance Sheets
                            ------------------------
                                   (Unaudited)




                                                   MARCH 31,       DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 2004              2003
------------------------------------             ------------      ------------

Current Liabilities:
     Current portion of long-term debt           $    475,185      $    475,185
     Notes payable                                    116,571           219,619
     Accounts payable                               1,014,057         1,007,617
     Accrued expenses                                 527,241           434,963
                                                 ------------      ------------
         Total current liabilities                  2,133,054         2,137,384
                                                 ------------      ------------
Long-term debt, less current portion                1,418,308         1,534,523
                                                 ------------      ------------
Stockholders' Equity:
     Common stock, $.004 par value per share;
       19,000,000 shares authorized; 9,732,573
       and 9,712,577 shares issued and
       outstanding, respectively                       38,931            38,851
     Additional paid-in capital                     2,879,088         2,870,769
     Retained earnings                              3,578,469         3,329,200
                                                 ------------      ------------
     Total stockholders' equity                     6,496,488         6,238,820
                                                 ------------      ------------

Total liabilities and stockholders' equity       $ 10,047,850      $  9,910,727
                                                 ============      ============





The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                                  March 31, 2004
                                                                          Page 6

                            CAS Medical Systems, Inc.

                         Condensed Statements of Income
                         ------------------------------
                                   (Unaudited)



                                                  THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------
                                                     2004              2003
                                                 ------------      ------------
REVENUES:
     Net product sales                           $  4,515,880      $  4,214,238

OPERATING EXPENSES:
     Cost of product sales                          2,426,510         2,382,071
     Research & development                           273,649           206,787
     Selling, general & administrative              1,528,321         1,340,842
                                                 ------------      ------------
     Operating income                                 287,400           284,538

OTHER INCOME AND EXPENSES:
     Proceeds from life insurance policy                   --           500,000
     Interest expense                                  27,780            26,804
                                                 ------------      ------------
     Income before income taxes                       259,620           757,734


PROVISION FOR INCOME TAXES                             10,351            68,000
                                                 ------------      ------------

     Net income                                  $    249,269      $    689,734
                                                 ============      ============

Weighted average number of
common shares outstanding:

     Basic                                          9,724,002         9,645,077
                                                 ============      ============

     Diluted                                       11,012,856         9,781,830
                                                 ============      ============
Earnings per common share:

     Basic                                       $       0.03      $       0.07
                                                 ============      ============

     Diluted                                     $       0.02      $       0.07
                                                 ============      ============




The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                                  March 31, 2004
                                                                          Page 7

                            CAS Medical Systems, Inc.

                        Condensed Statements of Cash Flow
                        ---------------------------------
                                   (Unaudited)

                                                        THREE MONTHS ENDED
                                                   ----------------------------
                                                     MARCH 31,       MARCH 31,
                                                       2004            2003
                                                   ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $    249,269    $    689,734
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                       113,064         109,242
    Changes in operating assets and liabilities:
      Accounts receivable                               375,911        (752,277)
      Inventories                                      (271,779)        353,460
      Other current assets                              205,862          85,094
      Accounts payable and accrued expenses              98,718         139,023
                                                   ------------    ------------

    Net cash provided by operating activities           771,045         624,276

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (5,787)         (6,088)
  Purchase of intangible assets                         (28,894)        (20,220)
                                                   ------------    ------------

    Net cash used in investing activities               (34,681)        (26,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under notes payable                       (103,048)             --
  Repayments under long-term debt                      (116,215)       (101,715)
  Proceeds from issuance of common stock                  8,399              --
  Repayments under line of credit, net                       --        (600,000)
                                                   ------------    ------------

    Net cash used in financing activities              (210,864)       (701,715)
                                                   ------------    ------------

    Net increase (decrease) in cash and cash
    equivalents                                         525,500        (103,747)

CASH AND CASH EQUIVALENTS, beginning of period          881,087         325,670
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, end of period           $  1,406,587    $    221,923
                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest         $     30,648    $     28,277
  Cash (received) paid during the period for
  income taxes, net                                $   (176,637)   $      7,267



The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                                  March 31, 2004
                                                                          Page 8

                            CAS Medical Systems, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                 March 31, 2004

(1)  The Company

     CAS Medical Systems, Inc. ("CAS" or the "Company") is a Delaware corporation organized in 1984. The Company designs, manufactures and markets medical products, specifically blood pressure measurement equipment, apnea monitoring equipment and products for a full range of patient applications, including neonatal intensive care. The Company's products are designed to improve the quality of patient care and provide exceptional value and performance. Markets for the Company's products include hospital, alternate site, emergency medical services and homecare. The Company's products are sold through its direct sales force, via distributors and pursuant to Original Equipment Manufacturer ("OEM") agreements both internationally and in the United States. The Company has several other products in various stages of development that it believes will add to and complement its current product lines. Certain 2003 balances have been reclassified to conform to current year presentation.

(2)  Inventory

     Inventory is stated at the lower of cost or market. The Company provides inventory reserves for any material that has become obsolete or may become unsaleable based upon estimates of future demand and sale price in the market. Judgments with respect to saleability and usage of inventory, estimated market value, and recoverability upon sale are complex and subjective. Such assumptions are reviewed periodically and adjustments are made, as necessary, to reflect changed conditions. At March 31, 2004 and December 31, 2003, inventory consisted of the following:

                                                   MARCH 31,      DECEMBER 31,
                                                     2004             2003
                                                 ------------     ------------
     Raw Material ...........................    $  1,303,581     $  1,281,620
     Work-In-Process ........................         585,948          434,055
     Finished Inventory .....................         652,866          554,941
                                                 ------------     ------------
                                                 $  2,542,395     $  2,270,616
                                                 ============     ============

(3)  Accrued Warranty Costs

     The Company warranties its products for up to three years and records the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product returns and the related estimated cost of labor and material to make the necessary repairs. If actual future product return rates or the actual costs of material and labor differ from the estimates, adjustments to the accrued warranty liability would be made. During the three months ended March 31, 2004, approximately $31,000 of warranty costs were charged to cost of sales. The accrued warranty balance at March 31, 2004 was $122,000, unchanged from December 31, 2003.

(4)  Earnings per Common Share

     The Company computes earnings per common share in accordance with SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. No dilution for any potentially dilutive securities is included. Diluted earnings per share assumes the exercise or conversion of dilutive securities using the treasury stock method. Certain options and warrants to purchase 22,500 and 1,267,800 shares of the Company's Common Stock outstanding at March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, their inclusion would have been anti-dilutive.

                                                                     Form 10-QSB
                                                                  March 31, 2004
                                                                          Page 9



The following summarizes the Company's calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2004 and 2003:

                                                   MARCH 31,        MARCH 31,
                                                     2004             2003
                                                 ------------     ------------
Net income ..................................    $    249,269     $    689,734
                                                 ============     ============

Weighted average shares outstanding .........       9,724,002        9,645,077
Add:  dilutive effect of outstanding
      warrants and options ..................       1,288,854          136,753
                                                 ============     ============

Total weighted average shares of
  dilutive securities outstanding ...........      11,012,856        9,781,830
                                                 ============     ============
Earnings per share - basic ..................    $       0.03     $       0.07
                                                 ============     ============
Earnings per share - dilutive ...............    $       0.02     $       0.07
                                                 ============     ============


(5)  Stock-Based Compensation

     The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of the grant. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations where, generally, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Had compensation cost for the stock option awards been determined to be consistent with SFAS No. 123, the Company's net income and earnings per share for the three month periods ended March 31, 2004 and 2003 would have been changed to the following pro forma amounts:

                                                        MARCH 31,     MARCH 31,
                                                          2004          2003
                                                      ------------  ------------
Net income:           As reported                     $    249,269  $    689,734
                      Compensation expense for stock
                      options based on fair value            1,686        22,056
                      Pro forma                            250,955       667,678

Earnings per share:   As reported - Basic                   $ 0.03        $ 0.07
                      Pro forma - Basic                       0.03          0.07
                      As reported - Diluted                   0.02          0.07
                      Pro forma - Diluted                     0.02          0.07


(6)  Financing Arrangements

     During August 2003, the Company renewed its $3,000,000 line-of-credit with its bank lender. The line is payable on demand and matures in September 2004. Borrowings under the line-of-credit bear interest at the bank's base rate

                                                                     Form 10-QSB
                                                                  March 31, 2004
                                                                         Page 10



(4.0% at March 31, 2004) which may change from time to time. At March 31, 2004, there were no amounts outstanding under the line-of-credit facility. Under the terms of the agreement, the Company is permitted to borrow against accounts receivable and inventory according to pre-established criteria. The bank has a first security interest in substantially all assets of the Company.

     The Company has financed its directors and officer's insurance policy and its property casualty insurance policy. The monthly installments are $12,275 and $22,859, respectively, including interest at 4.13% and 3.58%, respectively. The notes are scheduled to be repaid in full during August 2004.

     During 2003, the Company refinanced its mortgage and notes payable with its bank lender reducing the per annum fixed interest rates from 7.25% and 8.59%, respectively, to 5.45% and 5.0%, respectively. The reduction in interest expense had the effect of reducing aggregate monthly payments of principal and interest by approximately $2,170. All other terms of the agreements remained unchanged.

(7)  Grant Awards

     The Company has been awarded various grants by the National Institute of Neurological Disorders and Stroke of the NIH under its Small Business Innovative Research Program. Grants under this program are being used to support development of a new technology, Near-Infrared Spectroscopy ("NIRS") that can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of this grant, the Company is being reimbursed for certain qualifying expenditures under the agreement. The Company is pursuing additional NIH grants to support its NIRS research.

     The Company has received various grants under this program including an $836,000 award made during September 2000. Other miscellaneous grants for research in various applications of NIRS cerebral oximetry have been awarded to the Company including $200,000 awarded during 2003. During March 2004, the Company was awarded a $100,000 grant for developing a new generation of automated non-invasive blood pressure ("NIBP") monitors, which will incorporate advanced NIBP algorithms that compensate for arterial stiffness.

     During the three months ended March 31, 2004 and 2003, approximately $29,000 and $97,000, respectively, of such research and development costs were reimbursed under the grants. Funding provided to the Company is being recorded as a reduction in R&D expenses. The Company recognizes the reimbursement on an accrual basis as the qualifying costs are incurred.

(8)  Guarantees

     Pursuant to our certificate of incorporation and bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving, at our request, in such capacity. The maximum potential amount of future payments we could be required to make pursuant to these provisions is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification obligations is minimal. We have no liabilities recorded for these obligations as of March 31, 2004.

     We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties, generally our business partners or customers, in connection with any U.S. patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have no liabilities recorded for these agreements as of March 31, 2004.

                                                                     Form 10-QSB
                                                                  March 31, 2004
                                                                         Page 11



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------
       OF OPERATIONS
       -------------

       Certain statements included in this report, including without limitation statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not limited to, the following: foreign currency fluctuations, regulations and other economic and political factors which affect the Company's ability to market its products internationally, new product introductions by the Company's competitors, increased price competition, dependence upon significant customers, availability and cost of components for the Company's products, marketplace acceptance for the Company's new products, FDA and other governmental regulatory and enforcement actions, and changes to federal research and development grant programs presently utilized by the Company.

Results of Operations
---------------------

       For the quarter ended March 31, 2004, the Company reported net income of approximately $249,000 ($0.02 per common share on a diluted basis) compared to $690,000 ($0.07 per common share on a diluted basis) reported for the same period of 2003. Net income for the quarter ended March 31, 2003 was favorably affected by $500,000, or $0.05 per diluted share, of non-taxable proceeds from a life insurance policy paid upon the death of one of the Company's key employees. Net income for the first quarter of 2004 was favorably affected by $80,000 of income tax benefits, primarily from a refund pertaining to state research and development tax credits that lowered the effective tax rate for the quarter. Net income for the first quarter of 2004 was negatively impacted by $53,000 of accrued severance costs expected to be paid throughout the second and third quarters of 2004.

       The Company generated revenue of $4,516,000 for the first quarter ended March 31, 2004, an increase of $302,000 or 7% over sales of $4,214,000 for the first quarter of 2003. Product sales increased 10% and were led primarily by increases in blood pressure product sales of 15% and apnea product sales of 18%. Increases in blood pressure sales were largely driven by sales to international customers. Domestic blood pressure product sales were lower than expected due to softer than expected demand from the Department of Veterans Affairs ("VA") under the Company's five year contract. The Company expects orders from the VA for its vital signs monitors to increase during the balance of the fiscal year as these facilities begin to spend recently allocated funds. Apnea product sales were largely driven by stronger than expected demand in the U.S. hospital market. Partially offsetting these increases were reductions in neonatal sales of 24% and service related sales of 40%. Neonatal sales were particularly strong during the first quarter of 2003 for a variety of factors including the effects of initial sales to new distributors and orders to replenish dealer inventories. Service related sales decreased as expected primarily from the Company's discontinuance of service support on older apnea products no longer supported by the Company. This has generated customer demand for the Company's newer apnea monitoring devices which is expected to continue for the balance of 2004.

       The cost of product sold as a percentage of net product sales was 53.7% for the three month period ended March 31, 2004, compared to 56.5% for the same period of 2003. The improvement in cost of sales results primarily from reductions in manufacturing production costs and purchased component costs realized during the latter part of 2003 and the first quarter of 2004. The Company is continuing to work aggressively toward lowering its cost of products sold during 2004 through manufacturing efficiencies and capital equipment purchases.

       Research and Development ("R&D") expenses increased $67,000, or 32%, to $274,000 for the three months ended March 31, 2004 compared to $207,000 for the first three months of 2003. Reductions in amounts reimbursed from the National Institutes of Health (NIH) under established grant programs of $69,000 compared

                                                                     Form 10-QSB
                                                                  March 31, 2004
                                                                         Page 12



to prior year were primarily responsible for the increase in R&D expenses for this period along with increased salaries and related fringe benefit costs of $8,000 partially offset by reductions in project material expenditures. The Company has ongoing grant programs with the NIH and anticipates continued reimbursements under these programs during the remainder of 2004.

       Selling, general and administrative expenses ("S,G&A") increased $187,000, or 14%, to $1,528,000 for the three months ended March 31, 2004, compared to $1,341,000 for the first three months of 2003. Approximately 44% of the increase in S,G&A expense, or $82,000, was due to increased sales and marketing expenses including increased sales commissions on additional sales volume; increased international sales representation costs and increased sales meeting and convention expenses. These increases were partially offset by decreased travel and entertainment expenses. General and administrative ("G&A") expenses for the first quarter of 2004 increased 21%, or $105,000, from the first quarter of the prior year and accounted for the balance of the increase in S,G&A expenses. Increased salaries and related benefits including $53,000 of accrued severance costs, higher insurance costs and increased outside accounting fees were responsible for the increase in G&A expenses for the first quarter of 2004 partially offset by reduced spending for outside professional services, legal fees and dues and subscriptions.

       Interest expense of $28,000 for the first quarter of 2004 was relatively consistent with interest expense of $27,000 for the first quarter of 2003.

       The provision for income taxes of $10,000 for the first quarter of 2004 reflects an expected effective rate of approximately 35% for 2004 offset by an $80,000 income tax benefit resulting primarily from a refund pertaining to state research and development tax credits. The combined estimated federal and state effective tax rate is lower than the statutory rate as a result of anticipated R&D tax credits. The income tax provision for the first quarter of the prior year of $68,000 reflected an effective tax rate of approximately 26% excluding the effect of the non-taxable life insurance proceeds, and was less than the expected statutory rate due to the exclusion of qualifying foreign trade income and expected benefits from R&D tax credits.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

       At March 31, 2004, the Company's cash and cash equivalents totaled $1,407,000 compared to $881,000 at December 31, 2003. Working capital increased by $220,000 to $5,378,000 at March 31, 2004, from $5,158,000 on December 31,
2003. The Company's current ratio improved to 3.5 to 1 from 3.4 to 1.

       Cash provided by operations for the three months ended March 31, 2004 was $771,000 compared to $624,000 for the first three months of the prior year. Decreases in accounts receivable and other current assets, partially offset by increases in inventory, were primarily responsible for improvement in cash provided by operations. Cash provided by operations for the first quarter of 2003 was primarily generated by $500,000 of non-taxable life insurance proceeds resulting from the death of one of the Company's key employees. Increases in inventory resulted primarily from the Company's build up of vital signs monitors in excess of orders received under the VA contract.

       Cash used in investing activities was $35,000 for the first quarter of 2004 compared to $26,000 for the first quarter of the prior year.

       Cash used in financing activities for the first quarter of 2004 was $211,000 compared to $702,000 for the first quarter of the prior year. During the first quarter of 2004, the Company repaid $219,000 of outstanding debt obligations. During the first quarter of the prior year, the Company eliminated the outstanding balance on its line-of-credit obligation in the amount of $600,000 and repaid $102,000 of other debt obligations.

       During August 2003, the Company renewed its $3,000,000 line-of-credit with its bank lender. The line is payable on demand and matures in September 2004. Borrowings under the line-of-credit bear interest at the bank's base rate (4.0% at March 31, 2004) which may change from time to time. At March 31, 2004, there were no amounts outstanding under the line-of-credit facility. Under the terms of the agreement, the Company is permitted to borrow against accounts receivable and inventory according to pre-established criteria. The bank has a first security interest in substantially all assets of the Company.

                                                                     Form 10-QSB
                                                                  March 31, 2004
                                                                         Page 13



       During 2003, the Company refinanced its mortgage and notes payable with its bank lender reducing the per annum fixed interest rates from 7.25% and 8.59%, respectively, to 5.45% and 5.0%, respectively. The refinancing and related reduction in interest rates had the effect of reducing aggregate monthly payments of principal and interest by approximately $2,170. All other terms of the agreements remained unchanged.

       The Company believes that its source of funds consisting of cash and cash equivalents, projected cash flow from operating activities for 2004, and funds available from the revolving credit facility will be sufficient to meet its current and expected requirements over the next twelve months. Although there can be no assurance that the Company's revolving credit facility will be renewed, management believes that, if needed, it would be able to find alternative sources of funds on commercially acceptable terms.

Critical Accounting Judgments and Estimates
-------------------------------------------

       The Company's discussion and analysis of financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The Company's estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 2 to our financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003.


ITEM 3  CONTROLS AND PROCEDURES
-------------------------------

       As of March 31, 2004, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer has concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

       There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

       Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2 and 32.1 to this report.

                                                                     Form 10-QSB
                                                                  March 31, 2004
                                                                         Page 14



                          PART II - OTHER INFORMATIION
                          ----------------------------


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

       (A)  Exhibits

            11. See Notes to Condensed Financial Statements Note 4, regarding computation of earnings per share.

            31.1 Certification pursuant to Rule 13a-14(a) of Louis P. Scheps, President and Chief Executive Officer

            31.2 Certification pursuant to Rule 13a-14(a) of Jeffery A. Baird, Chief Financial Officer

            32.1 Certification of Periodic Financial Report of Louis P. Scheps, President and Chief Executive Officer and Jeffery A. Baird, Chief Financial Officer


       (B)  Reports on Form 8-K

            On February 20, 2004, the Company filed a Current Report on Form 8-K announcing the Company's financial results for the fiscal year ended December 31, 2003.

                                                                     Form 10-QSB
                                                                  March 31, 2004
                                                                         Page 15




                                   SIGNATURES
                                   ----------

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAS MEDICAL SYSTEMS, INC.
-------------------------
(Registrant)



/s/ Louis P. Scheps                               Date:  May 13, 2004
------------------------------------
By: Louis P. Scheps
    Chairman of the Board, President
    and Chief Executive Officer




/s/ Jeffery A. Baird                              Date:  May 13, 2004
------------------------------------
By: Jeffery A. Baird
    Chief Financial Officer