Form 10QSB
period 2004-06-30
CAS MEDICAL SYSTEMS INC
filed 2004-08-13
CIK 764579

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


                  For the Quarterly Period Ended June 30, 2004


                         Commission File Number 0-13839






                            CAS MEDICAL SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



        Delaware                                                  06-1123096
------------------------------                                ----------------
State or other jurisdiction of                                (I.R.S. employer
incorporation of organization)                               identification no.)



              44 East Industrial Road, Branford, Connecticut 06405
              ----------------------------------------------------
                    (Address of principal executive offices)



                                 (203) 488-6056
                ------------------------------------------------
                (Issuer's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]    No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.004 par value:
9,743,573 shares as of August 10, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [_]    No [X]

================================================================================

                                                                     Form 10-QSB
                                                                   June 30, 2004
                                                                          Page 2


                                      INDEX
                                      -----


PART I          Financial Information                                   Page No.
------          ---------------------                                   --------

     Item 1     Financial Statements

                Condensed Balance Sheets as of June 30, 2004
                and December 31, 2003 ...................................   4

                Condensed Statements of Income for the Three and Six
                Months Ended June 30, 2004 and 2003 .....................   6

                Condensed Statements of Cash Flows for the Six
                Months Ended June 30, 2004 and 2003 .....................   7

                Notes to Condensed Financial Statements .................   8

     Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations .....................  11

     Item 3     Controls and Procedures .................................  14




PART II         Other Information
-------         -----------------

     Item 2     Changes in Securities and Small Business Issuer
                Purchases of Equity Securities ..........................  14

     Item 4     Submission of Matters to a Vote of Security Holders .....  15

     Item 6     Exhibits and Reports on Form 8-K ........................  15



     Signatures .........................................................  16

                                                                     Form 10-QSB
                                                                   June 30, 2004
                                                                          Page 3


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

     In the opinion of the Company, all adjustments necessary to present fairly the financial position of CAS Medical Systems, Inc. as of June 30, 2004, and the results of its operations and its cash flows for the six months ended June 30, 2004 and 2003 have been included in the accompanying unaudited financial statements. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the expected results for the full year.

                                                                     Form 10-QSB
                                                                   June 30, 2004
                                                                          Page 4

                            CAS Medical Systems, Inc.
                            Condensed Balance Sheets
                            ------------------------
                                   (Unaudited)

                                                   June 30,       December 31,
Assets                                               2004             2003
------                                           ------------     ------------
Current Assets:
    Cash and cash equivalents                    $  1,409,222     $    881,087
    Accounts receivable, net of allowance
      for doubtful accounts                         2,492,018        3,307,059
    Inventories                                     2,877,190        2,270,616
    Deferred tax assets                               347,155          347,155
    Other current assets                              154,107          489,451
                                                 ------------     ------------

Total current assets                                7,279,692        7,295,368

Property and Equipment:
    Land and improvements                             535,000          535,000
    Building and improvements                       1,472,162        1,472,162
    Machinery and equipment                         2,752,863        2,504,313
                                                 ------------     ------------
                                                    4,760,025        4,511,475

    Less accumulated depreciation                  (2,446,769)      (2,287,978)
                                                 ------------     ------------
    Property and equipment, net                     2,313,256        2,223,497
                                                 ------------     ------------

Intangible and other assets, net                      205,060          209,210

Deferred tax assets                                   182,652          182,652
                                                 ------------     ------------

Total assets                                     $  9,980,660     $  9,910,727
                                                 ============     ============



The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                                   June 30, 2004
                                                                          Page 5

                            CAS Medical Systems, Inc.
                            Condensed Balance Sheets
                            ------------------------
                                   (Unaudited)

                                                   June 30,       December 31,
Liabilities and Stockholders' Equity                 2003             2004
------------------------------------             ------------     ------------
Current Liabilities:
    Current portion of long-term debt            $    311,219     $    475,185
    Notes payable                                      12,221          219,619
    Accounts payable                                1,105,451        1,007,617
    Accrued expenses                                  668,719          434,963
                                                 ------------     ------------
       Total current liabilities                    2,097,610        2,137,384
                                                 ------------     ------------
Long-term debt, less current portion                1,064,360        1,534,523
                                                 ------------     ------------
Stockholders' Equity:
    Common stock, $.004 par value per share;
      19,000,000 shares authorized; 9,829,573
      and 9,712,577 shares issued, respectively        39,663           38,851
    Additional paid-in capital                      3,007,654        2,870,769
    Treasury stock at cost - 86,000 shares at
      June 30, 2004                                  (101,480)              --
    Retained earnings                               3,872,853        3,329,200
                                                 ------------     ------------
       Total stockholders' equity                   6,818,690        6,238,820
                                                 ------------     ------------

Total liabilities and stockholders' equity       $  9,980,660     $  9,910,727
                                                 ============     ============



The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                                   June 30, 2004
                                                                          Page 6

                            CAS Medical Systems, Inc.
                         Condensed Statements of Income
                         ------------------------------
                                   (Unaudited)


                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,
                                                 -----------------------------     -----------------------------
                                                     2004             2003             2004             2003
                                                 ------------     ------------     ------------     ------------
REVENUES:
    Net product sales                            $  4,851,836     $  4,088,146     $  9,367,716     $  8,302,384

OPERATING EXPENSES:
    Cost of product sales                           2,635,175        2,285,208        5,061,685        4,668,570
    Research & development                            246,866          217,734          520,515          424,521
    Selling, general & administrative               1,497,567        1,391,562        3,025,888        2,731,113
                                                 ------------     ------------     ------------     ------------
    Operating income                                  472,228          193,642          759,628          478,180

OTHER INCOME AND EXPENSES:
    Proceeds from life insurance policy                    --               --               --          500,000
    Interest expense                                   21,410           61,032           49,190           87,836
                                                 ------------     ------------     ------------     ------------
    Income before income taxes                        450,818          132,610          710,438          890,344

PROVISION FOR INCOME TAXES                            156,434           38,000          166,785          106,000
                                                 ------------     ------------     ------------     ------------
    Net income                                   $    294,384     $     94,610     $    543,653     $    784,344
                                                 ============     ============     ============     ============

Weighted average number of common
shares outstanding:
    Basic                                           9,786,568        9,645,077        9,755,285        9,645,077
                                                 ============     ============     ============     ============
    Diluted                                        11,065,039       10,032,386       11,048,745        9,962,389
                                                 ============     ============     ============     ============
Earnings per common share:
    Basic                                        $       0.03     $       0.01     $       0.06     $       0.08
                                                 ============     ============     ============     ============
    Diluted                                      $       0.03     $       0.01     $       0.05     $       0.08
                                                 ============     ============     ============     ============



The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                                   June 30, 2004
                                                                          Page 7

                            CAS Medical Systems, Inc.
                       Condensed Statements of Cash Flows
                       ----------------------------------
                                   (Unaudited)

                                                              Six Months Ended
                                                       ------------------------------
                                                         June 30,          June 30,
                                                           2004              2003
                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $    543,653      $    784,344
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                           242,531           231,364
    Provision for bad debt                                   31,000                --
Changes in operating assets and liabilities:
    Accounts receivable                                     784,041          (162,343)
    Inventories                                            (606,574)           85,550
    Other current assets                                    335,344           216,157
    Accounts payable and accrued expenses                   345,557           232,835
                                                       ------------      ------------

    Net cash provided by operating activities             1,675,552         1,387,907
                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       (268,663)          (75,831)
  Purchase of intangible assets                             (59,477)          (25,020)
                                                       ------------      ------------

  Net cash used in investing activities                    (328,140)         (100,851)
                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under notes payable                           (207,398)               --
  Repayments under long-term debt                          (634,129)         (205,077)
  Proceeds from issuance of common stock                    123,730                --
  Purchase of treasury stock                               (101,480)               --
  Repayments under line of credit                                --          (600,000)
                                                       ------------      ------------

  Net cash used in financing activities                    (819,277)         (805,077)
                                                       ------------      ------------

  Net increase in cash and cash equivalents                 528,135           481,979

CASH AND CASH EQUIVALENTS, beginning of period              881,087           325,670
                                                       ------------      ------------

CASH AND CASH EQUIVALENTS, end of period               $  1,409,222      $    807,649
                                                       ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest             $     55,840      $     97,880
  Cash paid during the period for income taxes         $    173,506      $     78,075



The accompanying notes are an integral part of these financial statements

                                                                     Form 10-QSB
                                                                   June 30, 2004
                                                                          Page 8

                            CAS Medical Systems, Inc.
                     Notes to Condensed Financial Statements
                     ---------------------------------------
                                   (Unaudited)
                                  June 30, 2004

(1)  The Company

     CAS Medical Systems, Inc. ("CAS" or the "Company") is a Delaware corporation organized in 1984. The Company designs, manufactures and markets medical products, specifically blood pressure measurement equipment, apnea monitoring equipment and products for other patient applications, including neonatal intensive care. The Company's products are designed to improve the quality of patient care and provide exceptional value and performance. Markets for the Company's products include hospital, alternate site, emergency medical services and homecare. The Company's products are sold through its direct sales force, via distributors and pursuant to Original Equipment Manufacturer ("OEM") agreements both internationally and in the United States. The Company has several other products in various stages of development that it believes will add to and complement its current product lines. Certain 2003 balances have been reclassified to conform to current year presentation.

(2)  Inventory

     Inventory is stated at the lower of cost or market. The Company provides inventory reserves for any material that has become obsolete or may become unsaleable based upon estimates of future demand and sale price in the market. Judgments with respect to salability and usage of inventory, estimated market value, and recoverability upon sale are complex and subjective. Such assumptions are reviewed periodically and adjustments are made, as necessary, to reflect changed conditions. At June 30, 2004 and December 31, 2003, inventory consisted of the following:
                                             June 30,       December 31,
                                               2004             2003
                                           ------------     ------------
     Raw Material                          $  1,724,229     $  1,281,620
     Work-In-Process                            363,206          434,055
     Finished Inventory                         789,755          554,941
                                           ------------     ------------
                                           $  2,877,190     $  2,270,616
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

     Balance at December 31, 2003          $    122,000
     Additions to reserve                        59,000
     Warranty costs incurred                    (59,000)
                                           ------------
     Balance at June 30, 2004              $    122,000
                                           ============

(4)  Earnings per Common Share

     The Company computes earnings per common share in accordance with SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. No dilution for any potentially dilutive securities is included. Diluted earnings per share assumes the exercise or conversion of dilutive securities using the treasury stock method. For the three months ended June 30, 2004 and 2003, certain options and warrants to purchase 169,250 and

                                                                     Form 10-QSB
                                                                   June 30, 2004
                                                                          Page 9

1,775,491 shares, respectively, of the Company's common stock at June 30, 2004 and 2003 were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, their inclusion would have been anti-dilutive. For the six months ended June 30, 2004 and 2003, options and warrants to purchase 169,250 and 1,845,881 shares, respectively, of the Company's common stock were excluded from the computation.

The following summarizes the Company's calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2004 and 2003:

                                             Three Months Ended June 30        Six Months Ended June 30
                                           -----------------------------     -----------------------------
                                               2004             2003             2004             2003
                                           ------------     ------------     ------------     ------------
     Net income                            $    294,384     $     94,610     $    543,653     $    784,344

     Weighted average shares outstanding      9,786,568        9,645,077        9,755,285        9,645,077
     Add:  dilutive effect of outstanding
       warrants and options                   1,278,471          387,309        1,293,460          317,312
                                           ============     ============     ============     ============
     Total weighted average shares of
       dilutive securities outstanding       11,065,039       10,032,386       11,048,745        9,962,389
                                           ============     ============     ============     ============

     Earnings per share - basic            $       0.03     $       0.01     $       0.06     $       0.08
     Earnings per share - dilutive         $       0.03     $       0.01     $       0.05     $       0.08
                                           ============     ============     ============     ============

(5)  Stock-Based Compensation

     The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of the grant. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations where, generally, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Had compensation cost for the stock option awards been determined to be consistent with SFAS No. 123, the Company's net income and earnings per share for the six and three month periods ended June 30, 2004 and 2003 would have been changed to the following pro forma amounts:

                                             Three Months Ended June 30        Six Months Ended June 30
                                           -----------------------------     -----------------------------
                                               2004             2003             2004             2003
                                           ------------     ------------     ------------     ------------
Net income:
     As reported                           $    294,384     $     94,610     $    543,653     $    784,344
     Compensation expense for stock options
     based on fair value, net of taxes           25,541           15,039           26,642           37,095
                                           ------------     ------------     ------------     ------------
     Pro forma                                  268,843           79,571          517,011          749,249

Earnings per share:
     As reported - Basic                   $       0.03     $       0.01     $       0.06     $       0.08
     Pro forma - Basic                     $       0.03     $       0.01     $       0.05     $       0.08
     As reported - Diluted                 $       0.03     $       0.01     $       0.05     $       0.08
     Pro forma - Diluted                   $       0.02     $       0.01     $       0.05     $       0.08

                                                                     Form 10-QSB
                                                                   June 30, 2004
                                                                         Page 10
(6)  Capital Stock

     On June 2, 2004, the Company's stockholders approved the CAS Medical Systems, Inc. 2003 Equity Incentive Plan (the "Plan"). Accordingly, 1,000,000 shares of common stock have been reserved for issuance under the Plan. Awards that may be granted under the Plan include options, restricted stock and restricted stock units, and other stock-based awards. The purposes of the Plan are to make available to our key employees and directors, certain compensatory arrangements related to growth in value of our stock so as to generate an increased incentive to contribute to the Company's financial success and prosperity; to enhance the Company's ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company's financial growth and profitability; and align in general the interests of our employees and directors with the interest of our stockholders.

     On June 2, 2004, the Company's stockholders approved the CAS Medical Systems, Inc. Employee Stock Purchase Plan. Accordingly, 150,000 shares of common stock have been reserved for issuance under the Stock Purchase Plan. The initial offering period began on July 1, 2004. The Stock Purchase Plan offers the Company's employees an opportunity to participate in a payroll-deduction based program designed to incentivize them to contribute to the Company's success and prosperity.

     During the second quarter of 2004, the Company purchased 86,000 shares of its common stock from a former employee for $101,480.


(7)  Financing Arrangements

     During August 2003, the Company renewed its $3,000,000 line-of-credit with its bank lender. The line is payable on demand and matures in September 2004. Borrowings under the line-of-credit bear interest at the bank's base rate (4.0% at June 30, 2004) which may change from time to time. At June 30, 2004, there were no amounts outstanding under the line-of-credit facility. Under the terms of the agreement, the Company is permitted to borrow against accounts receivable and inventory according to pre-established criteria. The bank has a first security interest in substantially all assets of the Company.

     The Company has financed its directors and officer's insurance policy and its property casualty insurance policy. The monthly installments are $12,275 and $22,859, respectively, including interest at 4.13% and 3.58%, respectively. The notes were repaid in full during August 2004.


(8)  Income Taxes

     The provision for income taxes of $167,000 for the first six months of 2004 reflects an expected effective rate of approximately 35% for 2004 offset by an $80,000 income tax benefit resulting primarily from a refund pertaining to state research and development tax credits. The combined estimated federal and state effective tax rate is lower than the statutory rate as a result of anticipated R&D tax credits.


(9)  Grant Awards

     The Company has been awarded various grants by the National Institute of Neurological Disorders and Stroke of the NIH under its Small Business Innovative Research Program. Grants under this program are being used to support development of a new technology, Near-Infrared Spectroscopy ("NIRS") that can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of these grants, the Company is being

                                                                     Form 10-QSB
                                                                   June 30, 2004
                                                                         Page 11

reimbursed for certain qualifying expenditures under the agreement. The Company is pursuing additional NIH grants to support its NIRS research. Grants received under this program include a phase II award received by the Company during September 2000 in the amount of $836,000 for development in the area of neonatal application of NIRS. During May 2004, the Company was awarded a phase II grant approximating $1,000,000 for continued development of NIRS in the adult population.

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

     During the three months ended June 30, 2004 and 2003, approximately $115,000 and $132,000, respectively, of such research and development ("R&D") costs were reimbursed under the grants. During the six months ended June 30, 2004 and 2003, approximately $144,000 and $229,000, respectively, of such costs were reimbursed. Funding provided to the Company is being recorded as a reduction in R&D expenses. The Company recognizes the reimbursement on an accrual basis as the qualifying costs are incurred.


(10) Guarantees

     Pursuant to our certificate of incorporation and bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving, at our request, in such capacity. The maximum potential amount of future payments we could be required to make pursuant to these provisions is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification obligations is minimal. We have no liabilities recorded for these obligations as of June 30, 2004.

     We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties, generally our business partners or customers, in connection with any U.S. patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have no liabilities recorded for these agreements as of June 30, 2004.


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

                                                                     Form 10-QSB
                                                                   June 30, 2004
                                                                         Page 12

Results of Operations
---------------------

     For the three months ended June 30, 2004, the Company reported net income of approximately $294,000 or $0.03 per diluted common share compared to $95,000 or $0.01 per diluted common share reported for the same period of 2003.

     Net income for the first six months of 2004 was $544,000 or $0.05 per diluted common share compared to net income of $784,000 or $0.08 per diluted share for the six months ended June 30, 2003. Net income for the first six months of 2003 included $500,000, or $0.05 per diluted share, of non-taxable proceeds from a life insurance policy paid upon the death of one of the Company's key employees. Net income for the first six months of 2004 was favorably affected by $80,000 of income tax benefits, primarily from a refund pertaining to state research and development tax credits that lowered the effective tax rate for the first quarter of 2004.

     The Company recorded revenue of $4,852,000 for the second quarter ended June 30, 2004, an increase of $764,000, or 19%, over sales of $4,088,000 for the second quarter of 2003. Product sales increased 23% and were led primarily by increases in blood pressure product sales of 29% and neonatal product sales of 30%. Increases in blood pressure sales were driven by sales to domestic customers, primarily the Department of Veterans Affairs ("VA") under the Company's multi-year contract, sales to the veterinary market, and sales to Original Equipment Manufacturers ("OEM"). The Company expects orders from the VA for its vital signs monitors to increase during the balance of the fiscal year as these facilities utilize budgeted funds and the Company penetrates these accounts. Sales to the veterinary market were driven by the launch of the Company's new Model 750 cardio-vascular monitor under a private label distribution arrangement as well as continued strong sales of the Model 740 vital signs monitor. Partially offsetting these increases were reductions in service related sales of 45%, or $106,000, primarily from the Company's discontinuance of service support on older apnea products. This has generated customer demand for the Company's newer apnea monitoring devices which is expected to continue for the balance of 2004.

     Revenues for the first six months of 2004 were $9,368,000 an increase of $1,066,000, or 13%, over revenues of $8,302,000 recorded for the first six months of 2003. Product sales increased 16% primarily as a result of a 22% increase in vital signs monitor sales. Partially offsetting these increases were reductions in service related sales of 43%, or $208,000.

     The cost of products sold as a percentage of net sales was 54.3% for the three-month period ended June 30, 2004, compared to 55.9% for the same period of 2003. Cost of products sold as a percentage of net sales for the first six months of 2004 was 54.0% compared to 56.2% for the first six months of 2003. The improvement in cost of sales results primarily from reductions in manufacturing production costs, inventory provisions, and purchased component costs. The Company is continuing to work aggressively to lower its cost of products sold during 2004 through manufacturing efficiencies, company-wide quality and process improvement initiatives, and capital expenditures designed to replace aged manufacturing equipment.

     Research and Development ("R&D") expenses were $247,000 for the three months ended June 30, 2004 compared to $218,000 for the three months ended June 30, 2003. Increases in engineering project materials and supplies of $12,000 and reductions in amounts reimbursed from the National Institutes of Health (NIH) under established grant programs of $17,000 compared to prior year were primarily responsible for the increase in R&D expenses for this period. R&D expenses were $521,000 for the fist six months of 2004 compared to $425,000 for the first six months of the prior year. Reductions in NIH reimbursements of $86,000 were primarily responsible for the increase in R&D net spending.

     Selling, general and administrative expenses ("S,G&A") increased $106,000, or 8%, to $1,498,000 for the three months ended June 30, 2004, compared to $1,392,000 for the three months ended June 30, 2003. Increased salaries and related fringe benefits of $116,000, bad debt provision of $28,000 and net freight costs of $15,000, partially offset by decreased legal expenses of $57,000 were primarily responsible for the increased S,G&A expenses. S,G&A expenses were $3,026,000 for the first six months of 2004 compared to $2,731,000 for the first six months of 2003 representing an increase of $295,000 or 11%. Increases in salaries and related fringe benefits of $319,000, outside accounting fees of $25,000, bad debt provision of $16,000 and general insurance costs of $18,000 were partially

                                                                     Form 10-QSB
                                                                   June 30, 2004
                                                                         Page 13

offset by reduced legal expenses of $65,000 and advertising and promotional costs of $21,000.

     Interest expense was $21,000 for the three months ended June 30, 2004 compared to interest expense of $61,000 for the three months ended June 30, 2003. Interest expense was $49,000 for the first six months of June 30, 2004 compared to $88,000 for the first six months of 2003. Reductions in interest expenses for both periods reflect lower borrowing levels and improved interest rates.

     The provision for income taxes of $167,000 for the first six months of 2004 reflects an expected effective rate of approximately 35% for 2004 offset by an $80,000 income tax benefit resulting primarily from a refund pertaining to state research and development tax credits. The combined estimated federal and state effective tax rate is lower than the statutory rate as a result of anticipated R&D tax credits. The income tax provision of $106,000 for the first six months of 2003 reflected an effective tax rate of approximately 12% due to the exclusion of $500,000 of non-taxable insurance proceeds, qualifying foreign trade income and expected benefits from R&D tax credits.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     At June 30, 2004, the Company's cash and cash equivalents totaled $1,409,000 compared to $881,000 at December 31, 2003. Working capital increased by $24,000 to $5,182,000 at June 30, 2004, from $5,158,000 on December 31, 2003.
The Company's current ratio increased slightly to 3.5 to 1 from 3.4 to 1 at December 31, 2003.

     Cash provided by operations for the six months ended June 30, 2004 was $1,676,000 compared to $1,388,000 for the first six months of the prior year. Decreases in accounts receivable and other current assets and increases in accounts payable and accrued expenses, partially offset by increases in inventory, were primarily responsible for improvement in cash provided by operations. Cash provided by operations for the first six months of 2003 was increased by $500,000 of non-taxable life insurance proceeds resulting from the death of one of the Company's key employees. Increases in inventory resulted primarily from the Company's expanded product offerings and its efforts to improve customer order fulfillment and component parts requirements for the new Model 750 product launch.

     Cash used in investing activities was $328,000 for the first six months of 2004 compared to $101,000 for the first six months of 2003. The increase resulted from several significant capital equipment purchases including a $173,000 payment for the purchase of a new enterprise resource planning ("ERP") system expected to be operational during the first quarter of 2005 and a $37,000 payment toward new manufacturing equipment needed to enhance productivity and quality. Further expenditures approximating $215,000 will be required to complete both of these initiatives.

     Cash used in financing activities for the first six months of 2004 was $819,000 compared to $805,000 for the first six months of the prior year. During the first six months of 2004, the Company repaid $634,000 of outstanding bank debt obligations including an unscheduled principal payment of $400,000 during June 2004 against its term loan. The unscheduled payment was made as a cost-savings measure. During the first six months of 2003, the Company eliminated the outstanding balance on its line-of-credit obligation in the amount of $600,000 and repaid $205,000 of other bank debt obligations.

     During August 2003, the Company renewed its $3,000,000 line-of-credit with its bank lender. The line is payable on demand and matures in September 2004. Borrowings under the line-of-credit bear interest at the bank's base rate (4.5% at July 30, 2004) which may change from time to time. At June 30, 2004, there were no amounts outstanding under the line-of-credit facility. Under the terms of the agreement, the Company is permitted to borrow against accounts receivable and inventory according to pre-established criteria. The bank has a first security interest in substantially all assets of the Company. The Company is currently working with its lender to complete the renewal of its line-of-credit.

     During 2003, the Company refinanced its mortgage and notes payable with its bank lender reducing the per annum fixed interest rates from 7.25% and 8.59%, respectively, to 5.45% and 5.0%, respectively. The refinancing and related reduction in interest rates had the effect of reducing aggregate monthly payments of principal and interest by

                                                                     Form 10-QSB
                                                                   June 30, 2004
                                                                         Page 14

approximately $2,170. All other terms of the agreements remained unchanged.

     The Company believes that its source of funds consisting of cash and cash equivalents, projected cash flow from operating activities for 2004, and funds available from the revolving credit facility will be sufficient to meet its current and expected requirements over at least the next twelve months. Although there can be no assurance that the Company's revolving credit facility will be renewed, management believes that, if needed, it would be able to find alternative sources of funds on commercially acceptable terms.

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


ITEM 3   CONTROLS AND PROCEDURES
--------------------------------

     As of June 30, 2004, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION
---------------------------

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
------------------------------------------------------------------------------
SECURITIES
----------

     The following table provides information with respect to the purchase of shares of the Company's common stock from a former employee during the second quarter of 2004:

                                                                        Total number        Approximate
                                                                          of shares       dollar value of
                                   Total number                         purchased as      shares that may
                                     of shares     Average price      part of publicly    yet be purchased
          Period                     purchased     paid per share      announced plan      under the plan
------------------------------     ------------     ------------        ------------        ------------
April 1, 2004 - April 30, 2004               --               --                            $         --
May 1, 2004 - May 31, 2004               86,000     $       1.18                  --                  --
June 1, 2004 - June 30, 2004                 --               --                  --                  --
                                   ------------     ------------        ------------        ------------
     Total                               86,000     $       1.18                  --        $         --
                                   ============     ============        ============        ============

                                                                     Form 10-QSB
                                                                   June 30, 2004
                                                                         Page 15

     In May 20024, the Company repurchased from a former employee 86,000 shares of common stock for an aggregate purchase price of $101,480. This repurchase was a private transaction and was not part of any regular stock repurchase plan or program.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

     At the Company's annual meeting of stockholders held on June 2, 2004, four proposals were voted upon by the Company's stockholders. A brief description of each proposal voted upon at the annual meeting and the number of votes cast for, against and withheld, as well as the number of abstentions and broker non-votes to each proposal are set forth below.

     i) Election of members of the Board of Directors, each for a term of one year

          Nominee                        For                     Against

          Louis P. Scheps             8,116,951                   2,567
          Lawrence S. Burstein        8,116,951                   2,467
          Jerome S. Baron             8,116,951                   2,467
          Saul S. Milles              8,116,951                   2,467


     ii)  Approval of the CAS Medical Systems, Inc. Stock Purchase Plan

             For            Against        Abstain         Broker Non-Votes
             ---            -------        -------         ----------------

          5,007,684         143,892         5,600              2,962,342


     iii) Approval of the CAS Medical Systems, Inc. 2003 Equity Incentive Plan

             For            Against        Abstain         Broker Non-Votes
             ---            -------        -------         ----------------

          5,039,524         112,652         5,000              2,962,342


     iv) Ratification of the Board of Directors appointment of PricewaterhouseCoopers LLP as auditors for the Company for the fiscal year ending December 31, 2004

             For            Against        Abstain
             ---            -------        -------

          8,117,568          1,750           200

     There were no broker non-votes with respect to Proposals 1 and 4.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 10-KSB
--------------------------------------------

     (A)  Exhibits

                                                                     Form 10-QSB
                                                                   June 30, 2004
                                                                         Page 16




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

          On April 26, 2004, the Company filed a Current Report on Form 8-K announcing the Company's financial results for the first quarter ended March 31, 2004.

                                                                     Form 10-QSB
                                                                   June 30, 2004
                                                                         Page 17





                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAS MEDICAL SYSTEMS, INC.
-------------------------
(Registrant)




/s/ Louis P. Scheps                                    Date:  August 13, 2004
-------------------------------------
Louis P. Scheps
President and Chief Executive Officer





/s/ Jeffery A. Baird                                   Date:  August 13, 2004
-------------------------------------
Jeffery A. Baird
Chief Financial Officer