Form 10QSB
period 2004-09-30
CAS MEDICAL SYSTEMS INC
filed 2004-11-12
CIK 764579

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


                For the Quarterly Period Ended September 30, 2004


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.004 par value:
9,843,173 shares as of November 8, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]
================================================================================

INDEX
-----

PART 1        Financial Information                                     Page No.
------        ---------------------                                     --------

     Item 1   Financial Statements (unaudited)

              Condensed Balance Sheets as of September 30, 2004
              and December 31, 2003                                         4

              Condensed Statements of Income for the Three and Nine
              Months Ended September 30, 2004 and September 30, 2003        6

              Condensed Statements of Cash Flows for the Nine
              Months Ended September 30, 2004 and September 30, 2003        7

              Notes to Condensed Financial Statements                       8

     Item 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          11

     Item 3   Controls and Procedures                                      14

PART II       Other Information
-------       -----------------

     Item 6   Exhibits                                                     15

 Signatures                                                                16

                         PART I.- FINANCIAL INFORMATION
                         ------------------------------

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

     In the opinion of the Company, all adjustments necessary to fairly present the financial position of CAS Medical Systems, Inc. as of September 30, 2004, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2004 and September 30, 2003, have been included in the accompanying unaudited financial statements. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the expected results for the full year.

     Certain 2003 balances have been reclassified to conform to the current year presentation.

                            CAS Medical Systems, Inc.

                            Condensed Balance Sheets
                            ------------------------
                                   (Unaudited)

Assets
------                                          September 30,    December 31,
                                                     2004            2003
                                                 -----------     -----------
Current Assets:
     Cash and cash equivalents                   $ 1,425,788     $   881,087
     Accounts receivable, net of allowance
       of $93,000 at September, 30, 2004 and
       $50,000 at December 31, 2003                2,722,891       3,307,059
     Inventories                                   3,214,419       2,270,616
     Deferred income tax assets                      347,155         347,155
     Other current assets                            130,113         489,451
                                                 -----------     -----------

Total current assets                               7,840,366       7,295,368

Property and Equipment:
     Land and improvements                           535,000         535,000
     Building and improvements                     1,472,162       1,472,162
     Machinery and equipment                       2,882,983       2,504,313
                                                 -----------     -----------
                                                   4,890,145       4,511,475

     Less accumulated depreciation                 2,547,268       2,287,978
                                                 -----------     -----------
     Property and equipment, net                   2,342,877       2,223,497
                                                 -----------     -----------

Intangible and other assets, net                     185,477         209,210

Deferred income tax assets                           182,652         182,652
                                                 -----------     -----------

Total assets                                     $10,551,372     $ 9,910,727
                                                 ===========     ===========


The accompanying notes are an integral part of these financial statements.

                            CAS Medical Systems, Inc.

                            Condensed Balance Sheets
                            ------------------------
                                   (Unaudited)


                                                  September 30,    December 31,
Liabilities and Stockholders' Equity                  2004             2003
------------------------------------              ------------     ------------

Current Liabilities:
      Current portion of long-term debt           $     57,348     $    475,185
      Notes payable                                       --            219,619
      Accounts payable                               1,138,139        1,007,617
      Income taxes payable                             434,136             --
      Accrued expenses                                 636,054          434,963
                                                  ------------     ------------
            Total current liabilities                2,265,677        2,137,384
                                                  ------------     ------------
Long-term debt, less current portion                 1,050,314        1,534,523

Stockholders' Equity:
      Common stock, $.004 par value;
        19,000,000 shares authorized; 9,915,573
        and 9,712,577 shares issued, including
        treasury shares at September 30, 2004           39,663           38,851
      Additional paid-in capital                     3,007,654        2,870,769
      Common stock held in treasury,
         at cost - 86,000 shares                      (101,480)            --
      Retained earnings                              4,289,544        3,329,200
                                                  ------------     ------------
      Total stockholders' equity                     7,235,381        6,238,820
                                                  ------------     ------------
Total liabilities and stockholders' equity        $ 10,551,372     $  9,910,727
                                                  ============     ============


The accompanying notes are an integral part of these financial statements.

                            CAS Medical Systems, Inc.

                         Condensed Statements of Income
                         ------------------------------
                                   (Unaudited)

                                                                  Three Months Ended                Nine Months Ended
                                                                     September 30,                    September 30,
                                                                 2004            2003             2004            2003
                                                             -----------     -----------      -----------     -----------
REVENUES:
      Net product sales                                      $ 5,004,851     $ 3,629,938      $14,372,567     $11,932,322

OPERATING EXPENSES:
      Cost of product sold                                     2,562,885       2,302,695        7,624,570       6,971,265
      Research & development                                     209,479         229,869          729,994         654,390
      Selling, general & administrative                        1,581,052       1,415,359        4,606,940       4,146,472
                                                             -----------     -----------      -----------     -----------
      Total operating expenses                                 4,353,416       3,947,923       12,961,504      11,772,127
                                                             -----------     -----------      -----------     -----------
      Operating income (loss)                                    651,435        (317,985)       1,411,063         160,195
                                                             -----------     -----------      -----------     -----------
INTEREST EXPENSE, net                                             13,314          24,589           62,504         112,425
PROCEEDS FROM LIFE INSURANCE                                        --              --               --           500,000
                                                             -----------     -----------      -----------     -----------
      Income (loss) before income taxes                          638,121        (342,574)       1,348,559         547,770

INCOME TAXES (BENEFIT)                                           221,430        (103,500)         388,215           2,500
                                                             -----------     -----------      -----------     -----------
      Net income (loss)                                      $   416,691     $  (239,074)     $   960,344     $   545,270
                                                             ===========     ===========      ===========     ===========
Weighted average number of common shares outstanding:
      Basic                                                    9,829,573       9,655,349        9,792,429       9,648,539

      Diluted                                                 11,027,432       9,655,349       11,032,739      10,253,674

Earnings (loss) per common share:
      Basic                                                  $      0.04     ($     0.02)     $      0.10     $      0.06
                                                             ===========     ===========      ===========     ===========
      Diluted                                                $      0.04     ($     0.02)     $      0.09     $      0.05
                                                             ===========     ===========      ===========     ===========

The accompanying notes are an integral part of these financial statements.

                            CAS Medical Systems, Inc.

                       Condensed Statements of Cash Flows
                       ----------------------------------
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                2004            2003
                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $   960,344     $   545,270
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                           375,313         352,075
        Provision for bad debt                                   43,000            --
        Changes in operating assets and liabilities:
           Accounts receivable                                  541,168          67,873
           Inventories                                         (943,803)        598,888
           Other current assets                                 359,338         147,319
           Accounts payable, accrued expenses and
              income taxes payable                              765,748         167,256
                                                            -----------     -----------

     Net cash provided by operating activities                2,101,108       1,878,681

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                           (398,783)        (94,995)
  Purchase of intangible assets                                 (72,176)           --
  Capitalized software costs                                        --          (25,020)
                                                            -----------     -----------

  Net cash used in investing activities                        (470,959)       (120,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under notes payable                               (219,619)           --
  Repayments of long-term debt                                 (902,046)       (346,299)
  Repayments under line of credit                                  --          (600,000)
  Purchase of common stock for treasury                        (101,480)           --
  Proceeds from issuance of common stock                        137,697           7,950
                                                            -----------     -----------

  Net cash used in financing activities                      (1,085,448)       (938,349)
                                                            -----------     -----------

  Net increase in cash and cash equivalents                     544,701         820,317

CASH AND CASH EQUIVALENTS, beginning of period                  881,087         325,670
                                                            -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                    $ 1,425,788     $ 1,145,987
                                                            ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                  $    75,177     $   118,081
  Cash paid during the period for income taxes             ($   171,794)    $   189,753

The accompanying notes are an integral part of these financial statements.

                            CAS Medical Systems, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1)  Business

     The Company is a Delaware corporation organized in 1984. The Company designs, manufactures and markets medical products, specifically blood pressure measurement equipment, apnea monitoring equipment and products for other patient applications, including neonatal intensive care. The Company's products are designed to improve the quality of patient care and provide exceptional value and performance. Markets for the Company's products include hospital, alternate site, emergency medical services and homecare. The Company's products are sold through its direct sales force, via distributors and pursuant to Original Equipment Manufacturer ("OEM") agreements both internationally and in the United States. The Company has several other products in various stages of development that it believes will add to and complement its current product lines.

(2)  Inventories

     Inventories are stated at the lower of cost or market. The Company provides valuation allowances for any material that has become obsolete or may become unsaleable based upon estimates of future demand and sale price in the market. Judgments with respect to salability and usage of inventory, estimated market value, and recoverability upon sale are complex and subjective. Such assumptions are reviewed periodically and adjustments are made, as necessary, to reflect changed conditions. At September 30, 2004 and December 31, 2003, inventory consisted of the following:

                                              September 30,    December 31,
                                                  2004             2003
                                              ------------     ------------

     Raw Material                             $  1,939,620     $  1,281,620
     Work-In-Process                               275,263          434,055
     Finished Products                             999,536          554,941
                                              ------------     ------------
                                              $  3,214,419     $  2,270,616
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

                                            Nine Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                                  2004               2003
                                              ------------       ------------

     Opening balance                          $    122,000       $     95,000
     Additions                                      94,475            144,270
     Warranty costs incurred                       (94,475)          (144,270)
                                              ------------       ------------
     Ending balance                           $    122,000       $     95,000
                                              ============       ============


(4)  Earnings per Common Share

     The Company computes earnings per common share in accordance with SFAS No. 128, "Earnings Per Share."

Under SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. No dilution for any potentially dilutive securities is included. Diluted earnings per share assumes the exercise or conversion of dilutive securities using the treasury stock method. For the three months ended September 30, 2004 and September 30, 2003, certain options and warrants to purchase 165,750 and 1,078,908 shares, respectively, of the Company's common stock were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, their inclusion would have been anti-dilutive. For the nine months ended September 30, 2004 and September 30, 2003, options and warrants to purchase 165,750 and 673,068 shares, respectively, of the Company's common stock were excluded from the computation.

The following summarizes the Company's calculation of basic and diluted earnings per share:

                                                Three Months Ended              Nine Months Ended
                                                   September 30                    September 30
                                               2004            2003            2004            2003
                                           -----------     -----------     -----------     -----------
Net income (loss)                          $   416,691     $  (239,074)    $   960,344     $   545,270

Weighted average shares outstanding          9,829,573       9,655,349       9,792,429       9,648,539
Add:  dilutive effect of outstanding
  warrants and options                       1,197,859            --         1,240,310         605,135
                                           -----------     -----------     -----------     -----------
Total weighted average shares of
    dilutive securities outstanding         11,027,432       9,655,349      11,032,739      10,253,674
                                           ===========     ===========     ===========     ===========

Earnings (loss) per share - basic          $      0.04     $     (0.02)    $      0.10     $      0.06
Earnings (loss) per share - dilutive       $      0.04     $     (0.02)    $      0.09     $      0.05
                                           ===========     ===========     ===========     ===========

(5)  Stock-Based Compensation

     The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of the grant. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations where, generally, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Had compensation cost for the stock option awards been determined using the fair value method under SFAS No. 123, the Company's net income and earnings per share would have been changed to the following pro forma amounts:

                                   Three Months Ended       Nine Months Ended
                                      September 30            September 30
                                    2004        2003        2004        2003
                                 ---------   ---------   ---------   ---------
Net income (loss):
     As reported                 $ 416,691   $(239,074)  $ 960,344   $ 545,270
     Compensation expense for
     stock options based on
     fair value, net of income
     taxes                          25,541      25,080      52,182      62,175
                                 ---------   ---------   ---------   ---------
     Pro forma                   $ 391,150   ($264,154)  $ 908,162   $ 483,095
                                 =========   =========   =========   =========

Earnings (loss) per share:
        As reported - Basic         $ 0.04    $ (0.02)    $ 0.10    $ 0.06
        Pro forma - Basic           $ 0.04    $ (0.03)    $ 0.09    $ 0.05
        As reported - Diluted       $ 0.04    $ (0.02)    $ 0.09    $ 0.05
        Pro forma - Diluted         $ 0.04    $ (0.03)    $ 0.08    $ 0.05


(6)  Capital Stock

     On June 2, 2004, the Company's stockholders approved the CAS Medical Systems, Inc. 2003 Equity Incentive Plan (the "Incentive Plan"). Under the Incentive Plan, 1,000,000 shares of common stock have been reserved for issuance. Awards that may be granted under the Incentive Plan include options, restricted stock and restricted stock units, and other stock-based awards. The purposes of the Incentive Plan are to make available to our key employees and directors, certain compensatory arrangements related to growth in value of our stock so as to generate an increased incentive to contribute to the Company's financial success and prosperity; to enhance the Company's ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company's financial growth and profitability; and align in general the interests of our employees and directors with the interests of our stockholders.

     On June 2, 2004, the Company's stockholders approved the CAS Medical Systems, Inc. Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, 150,000 shares of common stock have been reserved for issuance. The initial offering period began on July 1, 2004. The Purchase Plan offers the Company's employees an opportunity to participate in a payroll-deduction based program designed to incentivize them to contribute to the Company's success and prosperity.

     During the second quarter of 2004, the Company purchased 86,000 shares of its common stock at fair value from a former employee for $101,480.


(7)  Financing Arrangements

     During August 2004, the Company renewed its $3,000,000 line-of-credit with its bank lender. Amounts borrowed under this line-of credit are payable on demand. The line-of-credit matures in September 2005. Borrowings under the line-of-credit bear interest at the bank's base rate (4.75% at September 30, 2004) which may change from time to time. At September 30, 2004, there were no amounts outstanding under the line-of-credit facility. Under the terms of the agreement, the Company is permitted to borrow based upon a formula using accounts receivable and inventories. Any borrowings under this agreement are secured by substantially all assets of the Company.

(8)  Income Taxes

     The provision for income taxes of $388,000 for the three and nine month periods ended September 30, 2004 reflect an annual expected effective rate of approximately 35% for 2004 reduced by an income tax benefit pertaining to state research and development tax credits. As such, the combined estimated federal and state effective tax rate is lower than the statutory rate. The effective income tax rate for the nine months ended September 30, 2003 was lower than the statutory rate primarily because the proceeds from a life insurance policy on a key employee were not taxable.

(9)  Grant Awards

      The Company has been awarded various grants by the National Institute of Neurological Disorders and Stroke of the NIH under its Small Business Innovative Research Program. Grants under this program are being used to support development of a new technology, Near-Infrared Spectroscopy ("NIRS") that can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of these grants, the Company is being reimbursed for certain qualifying expenditures. The Company is pursuing additional NIH grants to support its NIRS research. Grants received under this program include a phase II award received by the Company during September

2000 in the amount of $836,000 for development in the area of neonatal application of NIRS. During May 2004, the Company was awarded a phase II grant approximating $1,000,000 for continued development of NIRS in the adult population.

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

     During the three months ended September 30, 2004 and September 30, 2003, approximately $160,000 and $92,000, respectively, of such research and development ("R&D") costs were reimbursed under the grants. During the nine months ended September 30, 2004 and September 30, 2003, approximately $304,000 and $321,000, respectively, of such costs were reimbursed. Funding provided to the Company is being recorded as a reduction in R&D expenses. The Company recognizes the reimbursement on an accrual basis as the qualifying costs are incurred.

(10) Guarantees

     Pursuant to our certificate of incorporation and bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving, at our request, in such capacity. The maximum potential amount of future payments we could be required to make pursuant to these provisions is unlimited; however, we have a Directors and Officers insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification obligations is minimal. We have no liabilities recorded for these obligations as of September 30, 2004.

     We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties, generally our business partners or customers, in connection with any U.S. patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have no liabilities recorded for these agreements as of September 30, 2004.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements included in this report, including without limitation, statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not limited to, the following: foreign currency fluctuations, regulations and other economic and political factors which affect the Company's ability to market its products internationally, new product introductions by the Company's competitors, increased price competition, dependence upon significant customers, availability and cost of components for the Company's products, marketplace acceptance for the Company's new products, FDA and other governmental regulatory and enforcement actions, and changes to federal research and development grant programs presently utilized by the Company.

Results of Operations
---------------------

     For the three months ended September 30, 2004, the Company reported net income of approximately $417,000, or $0.04 per diluted common share compared to a loss of $239,000 or ($0.02) per diluted common share reported for the same period of 2003. Overall results for the three months ended September 30, 2004 were favorably impacted by increased sales, improved gross profit as a percentage of sales, and reductions in operating expenses as a percentage of sales compared to the three months ended September 30, 2003. Prior year results were also negatively affected by a $250,000 provision for excess and obsolete inventory.

     Net income for the first nine months of 2004 was $960,000 or $0.09 per diluted common share compared to net income of $545,000 or $0.05 per diluted share for the nine months ended September 30, 2003. Net income for the first nine months of 2003 included $500,000, or $0.05 per diluted share, of non-taxable proceeds from a life insurance policy paid upon the death of one of the Company's key employees. Overall results for the nine months ended September 30, 2004 have been positively affected by increased sales volume, improved gross profit as a percentage of sales, reductions in operating expenses as a percentage of sales, and lower interest expense. Net income for the first nine months of 2004 was also favorably affected by $80,000 of income tax benefits pertaining to state research and development tax credits that lowered the effective tax rate for the first quarter of 2004. Prior year results were also negatively impacted by a $250,000 provision for excess and obsolete inventory.

     The Company recorded revenue of $5,005,000 for the third quarter ended September 30, 2004, an increase of $1,375,000, or 38%, over sales of $3,630,000 for the third quarter of 2003. The growth in sales was led primarily by increases in blood pressure product sales of 72% and neonatal product sales of 39%. Increases in blood pressure sales were driven by sales to domestic customers, primarily the Department of Veterans Affairs ("VA") under the Company's multi-year contract, sales to the veterinary market, and sales to Original Equipment Manufacturers ("OEM"). Sales to the veterinary market were driven by the launch of the Company's new Model 750 cardio-vascular monitor under a private label distribution arrangement as well as continued strong sales of the Model 740 vital signs monitor. Partially offsetting these increases were reductions in apnea product sales of 27%. Despite the lower than expected sales of apnea products in the third quarter of 2004, year-to-date apnea sales remain flat from the prior year and the Company expects a stronger fourth quarter for apnea sales.

     Revenues for the first nine months of 2004 were $14,373,000, an increase of $2,440,000, or 20%, over revenues of $11,932,000 recorded for the first nine months of 2003. Increases in overall sales were led by increased blood pressure product sales of 36% and neonatal sales of 11%. Blood pressure sales were driven by shipments to the VA, sales of the new Model 750 to the veterinary market, and OEM sales. Partially offsetting these increases were reductions in service related sales of 32%, or $204,000, primarily from the discontinuance of service support on older apnea products.

     The cost of products sold as a percentage of net sales was 51.2% for the three-month period ended September 30, 2004, compared to 63.4% for the same period of 2003. Cost of products sold as a percentage of net sales for the first nine months of 2004 was 53.0% compared to 58.4% for the first nine months of 2003. The reduction in cost of sales for both periods was driven by manufacturing efficiencies and lower purchased component costs. Cost of products sold for the three months ended September 30, 2003 reflected a $250,000 inventory provision resulting from slower than expected demand for the Company's older vital signs monitors and higher than expected demand for the new Model 740 monitor. The Company is continuing to work aggressively to lower its cost of products sold during 2004 through manufacturing efficiencies, company-wide quality and process improvement initiatives, and capital equipment expenditures.

     Selling, general and administrative expenses ("S,G&A") increased $166,000, or 12%, to $1,581,000 for the three months ended September 30, 2004, compared to $1,415,000 for the three months ended September 30, 2003. Increased salaries and related fringe benefits of $229,000 (including increased sales commissions of $65,000 on higher sales volume and employee bonus accruals of $70,000), increased travel and entertainment expenses of $44,000, and increased freight costs of $13,000 were primarily responsible for the increased S,G&A expenses for this period. Partially offsetting these increases were reductions in sales and marketing promotional costs of $88,000, outside professional services of $27,000, and bad debt provision of $19,000. S,G&A expenses were $4,607,000 for the first nine months of 2004 compared to $4,146,000 for the first nine months of 2003 representing an increase of $461,000 or 11%. Increases in salaries and related fringe benefits of $573,000 (including $71,000 of commissions and $70,000 of employee bonus accruals), freight costs of $38,000, and travel and entertainment expenses of $34,000 were partially offset by reduced legal expenses of $84,000 and advertising and promotional costs of $108,000.

     Research and Development ("R&D") expenses decreased $21,000 or 10% to $209,000 for the three months ended September 30, 2004 compared to $230,000 for the three months ended September 30, 2003. Increases in amounts reimbursed from the National Institutes of Health (NIH) under established grant programs partially offset by increases in engineering project materials and supplies were primarily responsible for the decrease in R&D expenses for the period. R&D expenses were $730,000 for the first nine months of 2004 compared to $654,000 for the first nine months of the prior year representing an increase of $76,000 or 12%. Increases in salaries and related benefits, outside professional services, and engineering materials, and reductions in reimbursements from the NIH were primarily responsible for the increase in R&D spending.

     Interest expense was approximately $13,000 for the three months ended September 30, 2004 compared to $25,000 for the three months ended September 30, 2003 and $63,000 for the nine months ended September 30, 2004 compared to $112,000 for the nine months ended September 30, 2003. Reductions in interest expense for both periods reflect lower borrowing levels and improved interest rates.

     The provision for income taxes of $388,000 for the nine-month period ended September 30, 2004 represents an expected effective rate of approximately 35% for 2004 offset by an $80,000 income tax benefit resulting primarily from a refund pertaining to state research and development tax credits. The combined estimated federal and state effective tax rate is lower than the statutory rate as a result of anticipated R&D tax credits. The income tax provision of $2,500 for the first nine months of 2003 reflected an effective tax rate of approximately 4.7% due to the exclusion of $500,000 of non-taxable insurance proceeds, qualifying foreign trade income benefits from expected research and development tax credits and operating losses incurred in the third quarter of 2003.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     At September 30, 2004, the Company's cash and cash equivalents totaled approximately $1,426,000 compared to $881,000 at December 31, 2003 and the Company's working capital totaled $5,575,000 on September 30, 2004 compared to $5,158,000 on December 31, 2003. The Company's current ratio increased slightly to 3.5 to 1 from 3.4 to 1 at December 31, 2003.

     Cash provided by operations for the nine month period ended September 30, 2004 was $2,101,000, compared to $1,879,000 for the comparable period of 2003. The improvement in cash from operations was led by increased net income, reductions in accounts receivable, and increases in income taxes payable and other accrued expenses, partially offset by an increase in inventory. Increases in inventory resulted primarily from the Company's expanded product offerings, component parts requirements for the new Model 750 product launch which has incurred certain delays, and the Company's efforts to improve customer order fulfillment. Cash from operations for the first nine months of 2003 was favorably impacted by $500,000 of proceeds received from a life insurance policy following the death of a key employee.

     Cash used in investing activities was $471,000 for the first nine months of 2004 compared to $120,000 for the first nine months of 2003. The increase resulted from several significant capital equipment purchases including a new enterprise resource planning ("ERP") system expected to be operational during the first quarter of 2005 and new manufacturing packaging equipment needed to enhance productivity and quality. Further expenditures approximating $150,000 will be required to complete the ERP initiative.

     Cash used in financing activities during the nine month period ended September 30, 2004 was $1,085,000, compared to $938,000 for the first nine months of the prior year. During the first nine months of 2004, the Company repaid $902,000 of outstanding bank debt obligations including unscheduled principal payments of $582,000 against its term loan. The unscheduled payments were made as a cost-savings measure thus eliminating the term loan. During the first nine months of 2003, the Company eliminated the outstanding balance on its line-of-credit obligation in the amount of $600,000 and repaid $346,000 of other bank debt obligations.

     During August 2004, the Company renewed its $3,000,000 line-of-credit with its bank lender. The line is payable on demand and matures in September 2005. Borrowings under the line-of-credit bear interest at the bank's base rate (4.75% at September 30, 2004) which may change from time to time. At September 30, 2004, there were no amounts outstanding under the line-of-credit facility. Under the terms of the agreement, the Company is permitted to borrow against accounts receivable and inventory according to pre-established criteria. The bank has a first security interest in substantially all assets of the Company.

     The Company believes that its source of funds consisting of cash and cash equivalents, projected cash flow from operating activities for 2004, and funds available from the line-of-credit facility will be sufficient to meet its current and expected requirements over at least the next twelve months. Although there can be no assurance that the Company's line-of-credit facility will be renewed, management believes that, if needed, it would be able to find alternative sources of funds on commercially acceptable terms.


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


ITEM 3 - CONTROLS AND PROCEDURES
--------------------------------

     As of September 30, 2004, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
---------------------------


ITEM 6 EXHIBITS
---------------

     10.1    Commercial Line of Credit Note and Loan Agreement dated August 10,
             2004
     10.2    Security Agreement dated August 10, 2004
     11 See Notes to Financial Statements Note 4, regarding computation of earnings per share.
     31.1 Certification pursuant to Rule 13a-14(a) of Louis P. Scheps, President and Chief Executive Officer
     31.2 Certification pursuant to Rule 13a-14(a) of Jeffery A. Baird, Chief Financial Officer
     32.1 Certification of Periodic Financial Report of Louis P. Scheps, President and Chief Executive Officer and Jeffery A. Baird, Chief Financial Officer

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAS MEDICAL SYSTEMS, INC.
(Registrant)



/s/ Louis P. Scheps                                Date: November 11, 2004
---------------------------
Louis P. Scheps
President and Chief Executive Officer


/s/ Jeffery A. Baird                               Date: November 11, 2004
---------------------------
Jeffery A. Baird
Chief Financial Officer