Form 10KSB
period 2004-12-31
CAS MEDICAL SYSTEMS INC
filed 2005-03-31
CIK 764579

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                   For the Fiscal Year ended December 31, 2004

                         Commission File Number 0-13839



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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 2004 were $19,922,042.

The aggregate market value of common equity held by non-affiliates of the Registrant as of March 15, 2005 based upon the last sale price of such stock on that date on the OTC Bulletin Board was $22,415,882. The number of shares of the Registrant's Common Stock outstanding as of March 15, 2005 was 9,873,173.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 15, 2005 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Form 10-KSB.

Transitional Small Business Disclosure format (check one):  Yes [_]   No [X]
================================================================================

INDEX                                                                       Page
-----                                                                       ----

PART I

Item 1      Description of Business                                           3

Item 2      Description of Property                                           7

Item 3      Legal Proceedings                                                 7

Item 4      Submission of Matters to a Vote of Security Holders               7

PART II

Item 5      Market for Common Equity, Related Stockholder Matters
              and Small Business Issuer Purchases of Equity Securities        8

Item 6      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             8

Item 7      Financial Statements                                             14

            Report of UHY LLP, Independent Registered Public
              Accounting Firm                                               F-1
            Report of PricewaterhouseCoopers LLP, Independent
              Registered Public Accounting Firm                             F-2
            Balance Sheets as of December 31, 2004 and 2003                 F-3
            Statements of Operations for the Years Ended
              December 31, 2004, 2003 and 2002                              F-4
            Statements of Changes in Shareholders' Equity for
              the Years Ended December 31, 2004, 2003 and 2002              F-5
            Statements of Cash Flows for the Years Ended
              December 31, 2004, 2003 and 2002                              F-6
            Notes to Financial Statements                           F-7 to F-18

Item 8      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                            15

Item 8A     Controls and Procedures                                          15

Item 8B     Other Information                                                15

PART III

Item 9      Directors and Executive Officers of the Registrant               15

Item 10     Executive Compensation                                           16

Item 11     Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                     16

Item 12     Certain Relationships and Related Transactions                   16

Item 13     Exhibits List                                                    16

Item 14     Principal Accountant Fees and Services                           17

Signatures                                                                   18

                                                                          Page 3
                                     PART I
                                     ------


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


Item 1. Description of Business
-------------------------------

The Company
-----------

CAS Medical Systems, Inc. ("CAS" or the "Company") is a Delaware corporation that was organized in 1984. The Company designs, manufactures and markets medical products, specifically blood pressure measurement technology, vital signs measurement equipment, cardio-respiratory monitoring equipment and supplies for neonatal intensive care. The Company's products are designed to improve the quality of patient care and provide exceptional value and performance. The Company has several other products in various stages of development that it believes will add to and complement its current product lines.


Principal Products and Services
-------------------------------

Blood Pressure Measurement Technology
-------------------------------------

The Company has developed a proprietary non-invasive blood pressure technology, MAXNIBP(R). The Company believes this technology is more accurate, reliable, and able to produce a measurement result faster than its competitors. These advantages strengthen the Company's competitive position, especially in clinical situations where measurements can be difficult. The Company has entered into original equipment manufacturer ("OEM") agreements to supply its MAXNIBP technology in the form of modules to various companies throughout the world. These modules are used in larger monitoring systems where non-invasive blood pressure is but one measurement parameter. The Company's OEM agreements are typically multi-year arrangements.

Vital Signs Monitoring Equipment
--------------------------------

The Company offers two platforms of vital signs monitors incorporating various combinations of measurement parameters. The product lines include options for measurement of non-invasive blood pressure using the Company's proprietary MAXNIBP technology, pulse oximetry, electro-cardiography, temperature, and capnography. CAS monitors are ideal for a range of clinical settings (both human and animal) including emergency medical service, medical/surgical units, out-patient care, and procedural sedation. The Company also offers a full line of disposable and reusable blood pressure cuffs to complement its monitors.

Cardio-Respiratory Monitoring Equipment
---------------------------------------

The CAS line of cardio-respiratory monitors is used to monitor apnea in home-based and hospital settings. The Company's product line includes two of the industry's best selling infant apnea monitoring products and has the broadest range of product capabilities available. The AMI(R) and 511 monitors allow cardio-respiratory and pulse oximetry monitoring and recording for a range of patients. Proprietary CAS EXPRESS(R) software saves patient data from the monitors and generates reports for review by the clinician.

Supplies for Neonatal Intensive Care
------------------------------------

The Company's specialty neonatal supplies are a foundation of its business. CAS has a long record of setting the industry standard for high quality products designed specifically to meet the unique needs of neonatal intensive care. The varied product line includes Klear-Trace(R) ECG Electrodes, NeoGuard(R) skin temperature probes and adhesive reflectors, Pedisphyg(R) neonatal blood pressure cuffs, BiliBottoms(TM) light permeable diapers for use during phototherapy, and the Premie Nestie(R) neonatal positioning device.

Sales and Marketing
-------------------

The Company markets its products throughout North America, through hospital, alternate site, homecare, veterinarian and emergency medical distribution channels.

Domestic sales are conducted by nineteen specialty distributors working under exclusive arrangements in conjunction with nine full time Company field managers. International sales are conducted through exclusive distributors in the European, Pacific Rim and Latin American regions and Canada working together with regional sales consultants and one employee located outside of the United States.

The Company also sells its non-invasive blood pressure technology, in the form of sub-assemblies to be joined to multi-parameter hospital monitors, to various firms operating on both a domestic and international basis. The Company is in the process of pursuing other OEM agreements.

                            Financial Information Relating to Sales

                                    Year Ended December 31
                        ----------------------------------------------
                            2004             2003             2002
                        ------------     ------------     ------------
Domestic Sales          $ 15,451,972     $ 13,328,720     $ 12,406,418
Export Sales               4,470,070        3,520,758        2,618,573
                        ------------     ------------     ------------
                        $ 19,922,042     $ 16,849,478     $ 15,024,991
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

With respect to all of its products, the Company competes on the basis of price, features, product quality and promptness of delivery and overall quality of customer service.

Customers
---------

During 2004, 2003 and 2002 the Company had sales to one customer which in the aggregate accounted for approximately 18%, 18% and 20% of net sales, respectively.

Research and Development
------------------------

During 2004 and 2003, the Company incurred expenses of approximately $1,554,000 and $1,301,000, respectively, on activities relating to research, the development of new products and the improvement of existing products. These amounts are before consideration of reimbursements received from the National Institutes of Health ("NIH") further explained under Grant Awards below. Net research and development ("R&D") expenses after reimbursements from the NIH approximated $1,032,000 for 2004 and $929,000 for 2003.

The Company's 2004 development efforts focused on continued support of the 740 series of vital signs monitors and accessories; the design and development of the new Model 750 series cardio-respiratory vital signs monitors; advancements in OEM non-invasive blood pressure technology including a new low cost module; apnea product development and neonatal product support.

The Company's 2004 research efforts were centered on the expansion of its patented Near-Infrared Spectroscopy ("NIRS") technology that can non-invasively measure brain oxygenation levels. Each year, there are over 50,000 cardiac and carotid surgeries performed in the United States. Following these procedures, approximately one in sixteen patients (six percent) experience severe adverse cerebral outcomes. Additionally, 500,000 people in the United States undergo high risk surgery with similar risks. The brain is a particular source of concern due to the fact that it consumes oxygen quickly and has an extremely low tolerance to low oxygen levels compared to other areas of the body. As a result, the Company believes that monitoring brain oxygenation via cerebral oximetry is a vital new tool for improving surgical outcomes as described above.

During 2004, clinical sites were expanded to include two adult and two neonatal sites. Clinical studies to date, have shown significant promise and have led to the Company's decision to aggressively pursue the development of a commercial product in the emerging market of cerebral oximetry. The Company has several patents pending on the technology and intends to actively seek additional patent protection.

The Company continues to develop and expand its patient monitoring capabilities by adding new complimentary physiological parameters. This will enable the Company to attempt to increase sales penetration into key markets for the Company's products.

Grant Awards
------------

The Company has been awarded various grants by the National Institute of Neurological Disorders and Stroke of the NIH under its Small Business Innovative Research Program. Grants under this program are being used to support its NIRS development. In accordance with the terms of these grants, the Company is being reimbursed for certain qualifying expenditures. Such grant awards are providing substantial support for the Company's clinical efforts which are being undertaken at multiple adult and neonatal sites.

The Company has received various grants under this program including a phase II award received during May 2004 approximating $1,000,000 for continued development in the adult population. Other NIRS related awards include two $100,000 grants received during 2003 and a $836,000 grant received during 2000 for development in the area of neonatal application of NIRS.

During March 2004, the Company was awarded a $100,000 grant for developing a new generation of automated non-invasive blood pressure ("NIBP") monitors, which have incorporated advanced NIBP algorithms that compensate for arterial stiffness.

Reimbursements were approximately $522,000 for 2004 and $372,000 for 2003. Funding provided to the Company is being recorded as a reduction in R&D expenses. The Company is pursuing additional NIH grants to support its NIRS research.

Employees
---------

As of December 31, 2004, the Company had 93 employees, of which 91 were full-time. The Company has no collective bargaining agreements and believes that relations with its employees are good.

Government Regulation
---------------------

Medical products of the type currently being marketed and under development by the Company are subject to regulation under the Food, Drug and Cosmetic Act (the "FDC Act") and numerous acts and amendments such as the Quality System Regulations ("QSR") which replaced the regulations formerly called Good Manufacturing Practices ("GMP's").

In addition, depending upon product type, the Company must also comply with those regulations governing the Conduct of Human Investigations, Pre-Market Approval Regulations and other requirements, as promulgated by the Food and Drug Administration ("FDA"). The FDA is authorized to inspect a device, its labeling and advertising, and the facilities in which it is manufactured in order to ensure that the device is not manufactured or labeled in a manner which could cause it to be injurious to health.

The FDA has adopted regulations which classify medical devices based upon the degree of regulation believed necessary to assure safety and efficacy. A device is classified as a Class I, II, or III device. Class I devices are subject only to general controls. Class II devices, in addition to general controls, are or will be subject to "performance standards." Most devices are also subject to the 510(k) pre-market notification provision. In addition, some Class III devices require FDA pre-market approval before they may be marketed commercially because their safety and effectiveness cannot be assured by the general controls and performance standards of Class I or II devices.

The Company's products are primarily Class I and II devices and several of them have required FDA notification under Section 510(k) of the FDC Act.

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

Quality control procedures are performed by the Company at its facilities and occasionally at its suppliers' facilities to standards set forth in the FDA's "Quality System Regulations." These procedures include the inspection of components and full testing of finished goods. The Company has a controlled environment where the final assembly of single-patient-use products is conducted.

ISO 9001 and 13485
------------------

In September 1996, the quality system at CAS was certified to ISO 9001/EN 46001 by the accredited body, BSI Inc. This certification recognizes CAS for its achievement in implementing and maintaining a world-class quality system and prepares CAS for the use of the "CE" mark. The CE mark is now required for medical devices to gain access to the European Union common market. The FDA, recognizing the value of a universally accepted quality system, has patterned its Quality System Regulations after ISO 9001 and ISO 13485. CAS maintains full compliance with the FDA Quality System Regulations. In 2003, CAS became certified to another universal Quality System Standard, ISO 13485, meeting a requirement for sales in Canada, and in preparation for the termination of the 1994 version of ISO 9001 which ended August 31, 2003. CAS is upgrading its quality system to be compliant with the newest standard ISO 13485: 2003. Compliance is expected by December 2005.

                                                                          Page 7
Backlog
-------

The Company's backlog includes orders pursuant to long-term OEM agreements as well as orders for products shippable on a current basis. Total backlog, therefore, is not a meaningful indicator of future sales. As of December 31, 2004, approximately $1,364,000 of total backlog was scheduled for shipment within the first quarter of 2005 as compared to $1,314,000 for the first quarter of the prior year.

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

The Company holds various patents for its blood pressure measurement technology which it believes provide it with a competitive market advantage. In addition, it has patents with respect to apnea monitor technology and its NIRS technology. Although the Company holds such patents and has patents pending related to certain of its products, it does not believe that its business as a whole is significantly dependent upon patent protection. However, the Company will continue to seek patents as it deems advisable to protect the market for its products and its R&D efforts.

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

The Company is leasing approximately 5,700 square feet of office and limited warehouse space at an adjacent facility under a three-year agreement effective December 1, 2004. Minimum annual rental expense is approximately $37,000 excluding apportioned real estate taxes and certain utility costs. The Company expects to incur certain expenditures approximating $75,000 during 2005 to renovate the leased space to meet its requirements. The Company terminated a one-year agreement effective March 2005 for approximately 1,700 square feet of warehousing space at another adjacent location.

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

     Quarter Ended                         High         Low

     March 31, 2003                      $   .60      $   .34
     June 30, 2003                       $   .85      $   .34
     September 30, 2003                  $  1.40      $   .65
     December 31, 2003                   $  1.48      $   .80

     March 31, 2004                      $  1.62      $  1.27
     June 30, 2004                       $  1.67      $  1.21
     September 30, 2004                  $  1.51      $  1.29
     December 31, 2004                   $  2.95      $  1.33

The following table sets forth the approximate number of holders of record of Common Stock of the Company on December 31, 2004.

     Title of Class                               Number of Shareholders
     --------------                               ----------------------
     Common Stock, $.004 par value                          264

No cash dividends have been declared on the Company's common stock during 2003 or 2004.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Restatement
-----------

During the 2004 year-end closing, management determined that the Company had previously failed to apply the accounting standards of Financial Accounting Standards Board Statement No. 106, "Accounting for Post-Retirement Benefits Other than Pensions" to a post-retirement benefit plan (the "Plan"). The accompanying financial statements for the years ended December 31, 2003 and 2002 have been restated to correct this error. As further discussed in Item 8A of this filing, we have concluded that this failure constituted a material weakness in internal control.

Statement No. 106 requires the Company to estimate the total cost of providing post-retirement benefits and recognize that cost over the employees' service period. Prior to retroactively applying Statement No. 106, the Company recognized the benefit cost using the cash basis of accounting. The benefits are funded through the purchase of medical insurance for each retiree each year. The Company continues to fund the Plan on a "pay-as-you-go" basis.

The Plan became effective in January 2002 for qualifying employees who retire at age 65 or later and have provided ten continuous years of service to the Company. The Plan provides certain prescription drug and supplemental health benefits for Medicare qualified retirees of the Company.

In restating, benefit expenses of $270,000 and $264,000 have been recorded for 2003 and 2002, respectively. As a result, previously reported net income for 2003 of $737,000 or $0.07 per diluted common share has been restated to $561,000 or $0.05 per share. For 2002, a previously reported net loss of ($325,000) or ($0.03) per share has been restated to a net loss of ($497,000) or ($0.05) per share. Benefits paid in cash were $22,000 and $9,000 for 2003 and 2002, respectively.

The balance sheet as of December 31, 2004 includes a benefit liability under the Plan of $737,000. The Company has restated its balance sheet as of December 31, 2003 to reflect the accrued benefit liability as of that date of $535,000.

During February 2005, the Company initiated certain changes to the Plan to significantly reduce its future funding requirements. Effective September 1, 2005, participants under the Plan will be required to share the benefit costs, such contributions to be fifty percent of premiums. Other changes may also be made.

The following reflects the adjustments discussed above to previously reported unaudited quarterly results:

                       Q 1         Q 2          Q 3         Q 4        TOTAL
                    ----------  ----------   ----------  ----------  ----------
2004
----
NET INCOME:
      As reported   $  249,269  $  294,384   $  416,691  $  343,074  $1,303,418
      Adjustment       (32,844)    (32,845)     (32,844)       --       (98,533)
                    ----------  ----------   ----------  ----------  ----------
      As restated   $  216,425  $  261,539   $  383,847  $  343,074  $1,204,885
                    ==========  ==========   ==========  ==========  ==========
EARNINGS PER SHARE:
    Basic
        As reported $     0.03  $     0.03   $     0.04  $     0.03  $     0.13
        Adjustment       (0.01)       --           --          --         (0.01)
                    ----------  ----------   ----------  ----------  ----------
        As restated $     0.02  $     0.03   $     0.04  $     0.03  $     0.12
                    ==========  ==========   ==========  ==========  ==========
   Diluted
        As reported $     0.02  $     0.03   $     0.04  $     0.03  $     0.13
        Adjustment        --         (0.01)       (0.01)       --         (0.01)
                    ----------  ----------   ----------  ----------  ----------
        As restated $     0.02  $     0.02   $     0.03  $     0.03  $     0.12
                    ==========  ==========   ==========  ==========  ==========
2003
----
  Net income:
      As reported   $  689,734  $   94,610   $ (239,074) $  191,603  $  736,873
      Adjustment       (43,962)    (43,961)     (43,961)    (43,961)   (175,845)
                    ----------  ----------   ----------  ----------  ----------
      As restated   $  645,772  $   50,649   $ (283,035) $  147,642  $  561,028
                    ==========  ==========   ==========  ==========  ==========
EARNINGS PER SHARE:
  Basic
      As reported   $     0.07  $     0.01   $    (0.02) $     0.02  $     0.08
      Adjustment          --          --          (0.01)       --         (0.02)
                    ----------  ----------   ----------  ----------  ----------
      As restated   $     0.07  $     0.01   $    (0.03) $     0.02  $     0.06
                    ==========  ==========   ==========  ==========  ==========
  Diluted
      As reported   $     0.07  $     0.01   $    (0.02) $     0.01  $     0.07
      Adjustment          --          --          (0.01)       --         (0.02)
                    ----------  ----------   ----------  ----------  ----------
      As restated   $     0.07  $     0.01   $    (0.03) $     0.01  $     0.05
                    ==========  ==========   ==========  ==========  ==========

2002
----
  Net income:
      As reported   $   50,576  $  (11,808)  $  (23,458) $ (340,396) $ (325,086)
      Adjustment       (42,974)    (42,973)     (42,973)    (42,973)   (171,893)
                    ----------  ----------   ----------  ----------  ----------
      As restated   $    7,602  $  (54,781)  $   66,431) $ (383,369) $ (496,979)
                    ==========  ==========   ==========  ==========  ==========

EARNINGS PER SHARE:
     Basic
      As reported   $     0.01  $     --     $     --    $    (0.04) $    (0.03)
      Adjustment         (0.01)      (0.01)       (0.01)       --         (0.02)
                    ----------  ----------   ----------  ----------  ----------
      As restated   $     --    $    (0.01)  $    (0.01) $    (0.04) $    (0.05)
                    ==========  ==========   ==========  ==========  ==========
     Diluted
      As reported   $     --    $     --     $     --    $    (0.04) $    (0.03)
      Adjustment          --         (0.01)       (0.01)       --         (0.02)
                    ----------  ----------   ----------  ----------  ----------
      As restated   $     --    $    (0.01)  $    (0.01) $    (0.04) $    (0.05)
                    ==========  ==========   ==========  ==========  ==========

The discussion which follows reflects, as applicable, restated amounts for 2003 and 2002.

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Net income for 2004 was $1,205,000 or $0.11 per common share on a diluted basis compared to $561,000 or $0.05 per common share for 2003. Net income for 2003 was positively affected by $500,000 or $0.05 per share from the proceeds of a life insurance policy paid upon the death of a former key employee of the Company during January 2003. Retirement benefit expenses were $202,000 for 2004 and $270,000 for 2003 (Benefits paid in the form of premiums were $27,000 and $22,000, respectively). Net income for 2004 was increased by income tax benefits of $91,000 or $0.01 per share related to research and development ("R&D") tax refunds, other tax credits and a change in estimate of prior year provisions. Net income for 2003 was affected by the reversal of income tax accruals resulting in an income tax benefit of $106,000 or $0.01 per share. Pre-tax income for 2003 was impacted by write downs of inventory of $417,000 related to the Company's older family of products which became obsolete during the year as a result of the success of the Company's newer product offerings. Improvements in gross profit as a percentage of sales and reductions in selling, general and administrative ("S,G&A") expenses as a percentage of sales contributed to the increase in operating income to $1,708,000 for 2004 compared to an operating loss of $8,000 in 2003.

Revenues for 2004 increased 18.2% or $3,073,000 to $19,922,000 from $16,849,000 for 2003. The growth in revenues was generated by a 33% increase in blood pressure product sales. Sales to domestic customers including the Department of Veterans Affairs ("VA") under the Company's multi-year contract, international sales in various worldwide markets, sales to the veterinary market under a private-label distribution arrangement, and sales to original equipment manufacturers ("OEM") were responsible for the increase.

Cost of products sold as a percentage of net revenues decreased to 54.4% for 2004 from 61.2% for the prior year. Reductions in cost of sales reflect product mix, lower purchase component costs, manufacturing efficiencies and lower write downs of inventory. Cost of products sold for the prior year include provision for inventory obsolescence, physical inventory and inventory valuation adjustments, and higher costs for warranty repairs. Cost of products sold for 2004 and 2003 include $151,000 and $214,000, respectively, of retirement benefit expenses. The Company is aggressively pursuing product cost reductions through improvements in manufacturing processes and inventory control, capital expenditures to replace aged equipment, adoption of company-wide quality initiatives, and increases in employee training and management personnel.

Research and development ("R&D") expenses increased $103,000 or 11.1% to $1,032,000 for 2004 from $929,000 for 2003. R&D expenses are reported net of reimbursements received from the National Institutes of Health ("NIH") primarily pertaining to the Company's development of its Near-Infrared Spectroscopy ("NIRS") technology. Amounts reimbursed from the NIH, including accruals, for 2004 and 2003 were $521,000 and $372,000, respectively. R&D expenses for 2004 and 2003 before reimbursement approximated 7.8% and 7.7% of revenues, respectively. R&D expenses before reimbursement reflected an increase of 19.4% for 2004 as compared to the prior year. Increased expenditures for engineering project materials and outside services were partially offset by increased reimbursements from the NIH.

Selling, General and Administrative (S,G&A) expenses increased $729,000 or 13.0% to $6,349,000 for 2004 from $5,620,000 for the prior year. Sales and marketing expenses increased 7.2% and were responsible for $257,000 of the overall increase in S, G & A expenses. Increased salaries and related benefits pertaining to the Company's domestic field sales efforts and customer service support, advertising and promotions, travel and entertainment expenses, sales personnel recruitment costs, and international manufacturer representative costs were partially offset by decreased product sample expenses. General and administrative ("G&A") expenses increased 23% and accounted for $472,000 of the increase in S,G&A expenses. Increased salaries and related benefits including bonuses and Company-wide profit-sharing expenses were partially offset by reductions in legal fees and expenditures for travel and entertainment. S, G &A expenses included retirement benefit expenses of $51,000 and $56,000 for 2004 and 2003, respectively.

Interest expense decreased $60,000 or 45.2% to $72,000 for 2004 from $132,000 for the prior year. Lower levels of outstanding debt were responsible for the reduction in interest expense.

Income tax expense for 2004 was $430,000 compared to an income tax benefit of $201,000 for 2003. The provision for income taxes for 2004 represents an effective tax rate of approximately 35% offset by approximately $91,000 of income tax benefits resulting primarily from R&D tax refunds, other tax credits and a change in estimate of prior year provisions. The tax benefit for 2003 resulted from the reversal of certain tax accruals resulting in an income tax benefit of $106,000. Non-taxable income of $500,000 from a life insurance policy paid upon the death of one of the Company's key employees and R&D tax credits reduced the tax provision that would have been recorded by applying the statutory federal and state tax rates.


YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Net income for 2003 was $561,000 or $0.05 per common share on a diluted basis compared to a loss of $497,000 or $0.05 per share for 2002. Net income for 2003 was favorably effected by $500,000 ($0.05 per share) of proceeds from a life insurance policy paid upon the death of Dr. Myron Cohen, the Company's founder and Executive Vice-President. Net income was also favorably affected by the reversal of certain income tax accruals following the completion of a tax audit. This resulted in an income tax benefit of $106,000 ($0.01 per share) for 2003. Pre-tax income was adversely affected by $417,000 for inventory write downs due to the obsolescence of the Company's older family of products as a result of the success of the Company's newer product offerings. The pre-tax loss for the 2002 year included a $648,000 charge for unsaleable inventories.

Retirement benefit expenses were $270,000 for 2003 and $264,000 for 2002. Benefits paid in the form of premiums were $22,000 and $9,000, respectively.

Revenues for 2003 increased 12.1% to $16,849,000 from $15,025,000 for the prior year. The overall increase was primarily led by increases in vital signs monitoring sales of 92%, disposable products sales of 14% and OEM worldwide sales of 11%, which were partially offset by decreases in apnea product sales of 5% and anticipated reductions in certain service program revenues of 50%. Non-OEM related domestic sales increased 9.6% while non-OEM related international sales grew 59.6% over 2002 levels.

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

Cost of products sold as a percentage of net revenues increased to 61.2% for 2003 compared to 60.7% for the prior year. Increases in warranty costs and increased inventory related adjustments including provision for obsolescence, physical inventory adjustments and inventory valuation, were primarily responsible for the overall increase in cost of sales for 2003 as compared to 2002. OPEB costs accounted for $214,000 and $182,000 of costs of product sold for 2003 and 2002, respectively. The Company is aggressively pursuing product cost reductions through improved materials procurement procedures, manufacturing process improvements, capital equipment expenditures, and improved inventory control.

Research & Development ("R&D") expenses for 2003 decreased 26.1%, or $328,000, to $929,000 from $1,257,000 for the prior year. The decrease was primarily the result of reduced salaries and fringe benefit costs from headcount reductions initiated during late 2002 and an increase in reimbursements from NIH grants. R&D expenses for 2003 and 2002 are net of approximately $372,000 and $284,000, respectively, of reimbursements from a Phase II Grant from the National Institutes of Health ("NIH") for the Company's continued R&D efforts on near-infrared spectroscopy ("NIRS") technology to non-invasively and continuously monitor brain oxygenation.

Selling, General and Administrative ("S,G&A") expenses increased $236,000 or 4.3% to $5,620,000 for 2003 from $5,384,000 for the prior year. The increase was primarily caused by higher sales commissions on increased revenues; fringe benefit costs; legal and accounting costs; and the full year impact of the Company's directors and officers liability insurance for 2003 as compared to two months of insurance coverage for 2002. Offsetting these costs were reductions in advertising and promotional expenses, and outside professional services, primarily independent domestic sales consultants. S,G&A expenses as a percentage of sales decreased to 33.4% for 2003 from 35.8% for 2002. OPEB expenses in S,G&A were $57,000 for 2003 and $82,000 for 2002.

Interest expense decreased by 46.3% or $114,000 to $132,000 in 2003 as a result of lower debt levels and reduced interest rates. During 2003, the Company refinanced both of its outstanding debt obligations with its bank lender to obtain more favorable interest rates.

The Company recorded an income tax benefit in 2003 of $201,000 as a result of the reversal of certain tax accruals approximating $150,000 due to the favorable outcome of a tax audit completed during 2003. Other factors which reduced the tax provision from that which would have been expected by applying the statutory rate of 34% to pre-tax income were $500,000 of non-taxable income from a life insurance policy paid upon the death of one of the Company's key employees, and R&D tax credits. The income tax benefit of $490,000 recorded for 2002 resulted from a pre-tax loss of $987,000 and differences of effective tax rate to statutory rate as a result of federal and state R&D tax credits.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Company's cash and cash equivalents were $1,973,000 at December 31, 2004 compared to $881,000 at December 31, 2003. Working capital increased $948,000 to $6,106,000 at December 31, 2004 from $5,158,000 at December 31, 2003. The
Company's current ratio improved to 4.0 to 1 from 3.4 to 1. The increase resulted from the improvement in earnings for 2004.

Cash provided by operations for 2004 was $2,689,000 compared to $1,689,000 for the prior year. The increase resulted from increased net income before depreciation and amortization, reductions in accounts receivable and increases in accounts payable and accrued expenses, which were partially offset by increases in inventories. Cash provided by operations for 2003 included $500,000 of income from non-taxable proceeds received during February 2003 from an insurance policy held by the Company on a former key employee who passed away during January 2003.

Cash used by investing activities were $506,000 for 2004 compared to $173,000 for 2003 as a result of increased expenditures for equipment and intangible assets. Equipment purchases of $426,000 were primarily related to new manufacturing packaging equipment and the acquisition and implementation of a new enterprise resource planning ("ERP") system which became operational during the first quarter of 2005. Additional capital expenditures of approximately $150,000 will be required during early 2005 to complete the ERP initiative.

Net cash used by financing activities was $1,090,000 for 2004 compared to $961,000 used for 2003. During 2004, the Company repaid $916,000 of outstanding bank debt including unscheduled principal payments of $582,000 on its term loan. The unscheduled payments were made to reduce interest. During the second quarter of 2004, the Company purchased 86,000 shares of its common stock at fair value from a former employee for $101,480.

During August 2004, the Company renewed its $3,000,000 line-of-credit with its bank lender to September 2005. Borrowings under the line-of-credit are payable on demand and bear interest at the bank's base rate (5.25% at December 31, 2004) which may change from time to time. During 2004, there were no borrowings. Under the terms of the related agreement, the Company is permitted to borrow based on accounts receivable and inventories according to pre-established criteria. The bank has a first security interest on substantially all assets of the Company.

The Company believes that its sources of funds consisting of cash and cash equivalents and funds available from the revolving credit facility will be sufficient to meet its current and expected short and long term requirements. Although there can be no assurance that the Company's revolving credit facility will be renewed, management believes that, if needed, it would be able to find alternative sources of funds on commercially acceptable terms.

The following table sets forth a summary of the Company's cash commitments under contractual obligations as of December 31, 2004:

Contractual                           One Year     2 - 4     5 - 7    More Than
Obligations                 Total      or Less     Years     Years   Seven Years
-----------              ----------   --------   --------   --------   --------
Long-term debt           $1,093,424   $ 58,929   $200,391   $229,249   $604,855
Operating lease             111,797     35,195     76,602       --          --
Retirement benefit
 obligation, as amended     376,700     26,700     68,000    107,500    174,500
                         ----------   --------   --------   --------   --------
                         $1,581,921   $120,824   $344,993   $336,749   $779,355
                         ==========   ========   ========   ========   ========

The Company has no off-balance sheet arrangements other than a lease for office and warehouse space.

Critical Accounting Policies
----------------------------

The Company's financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing the financial statements, the Company is required to make estimation judgments. Such judgments are based upon historical experience and certain assumptions that are believed to be reasonable in the particular circumstances. Those judgments affect both balance sheet and income statement accounts and disclosures. The Company evaluates its assumptions on an ongoing basis by comparing actual results with its estimates. Actual results may differ from the original estimates. The following accounting policies are those that the Company believes to be most critical to the preparation of its financial statements.

Inventory Valuation--The Company's inventories are stated at the lower of cost or market. The Company provides allowances on inventories for any material that has become obsolete or may become unsaleable based on estimates of future demand and sale price in the market. Judgments with respect to saleability and usage of inventories, estimated market value, and recoverability upon sale are complex and subjective. Such assumptions are reviewed periodically and adjustments are made, as necessary, to reflect changed conditions.

Deferred Income Tax Assets--The Company has recorded deferred income tax assets for the estimated benefit of future tax deductions on inventories, property and equipment and retirement benefit obligation and other accruals and various tax credits. Based on the Company's projection of future taxable income and certain prudent tax planning strategies, management believes its deferred income tax assets will be realized and no valuation allowance is necessary. Should circumstances change and the Company determine that some or all of the deferred income tax assets would not be realized, a valuation allowance would be recorded resulting in a charge to operations in the period the determination is made.

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

New Accounting Pronouncements
-----------------------------

Two recently issued accounting pronouncements are likely to have at least some effect on the Company's financial statements in the future.

Statement of Financial Accounting Standards (FAS) No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventories and expensed when incurred. FAS No. 151 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect this standard to have a material effect on its financial statements upon adoption.

FAS No. 123R, "Share-Based Payment" requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on current fair value. The fair value of those awards will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite period will be recognized as compensation cost over that period. The Company is required to adopt FAS No. 123R on January 1, 2006. The Company has not yet evaluated the likely effects on its financial statements.

Item 7. Financial Statements
----------------------------
                                                                        PAGE

Report of UHY LLP, Independent Registered Public Accounting Firm         F-1

Report of PricewaterhouseCoopers LLP, Independent
 Registered Public Accounting Firm                                       F-2

Financial Statements (2003 and 2002 restated)

     Balance Sheets as of December 31, 2004 and 2003                     F-3

     Statements of Operations for the Years Ended
      December 31, 2004, 2003 and 2002                                   F-4

     Statements of Changes in Shareholders' Equity for
      the Years Ended December 31, 2004, 2003 and 2002                   F-5

     Statements of Cash Flows for the Years Ended
      December 31, 2004, 2003 and 2002                                   F-6

     Notes to Financial Statements                                   F-7 to F-18

REPORT OF UHY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors
CAS Medical Systems, Inc:


We have audited the accompanying balance sheet of CAS Medical Systems, Inc. (the Company) as of December 31, 2004 and the related statements of operations, changes in shareholders' equity, and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Standards Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ UHY LLP

New Haven, Connecticut
March 28, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of CAS Medical Systems, Inc.:


In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of CAS Medical Systems, Inc. at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company has restated its financial statements for the years ended December 31, 2003 and 2002 to properly account for a post-retirement plan it offers under Financial Accounting Standards Board Statement No. 106, "Accounting for Post-Retirement Benefits other than Pensions".



/S/ PRICEWATERHOUSECOOPERS LLP


Hartford, Connecticut
February 17, 2004, except for Note 2, as to which the date is March 28, 2005

                                                                             F-3
CAS MEDICAL SYSTEMS, INC.

Balance Sheets
As of December 31, 2004 and 2003

ASSETS                                                    2004          2003
                                                          ----          ----
                                                                     (RESTATED)
CURRENT ASSETS:
     Cash and cash equivalents                        $ 1,973,452   $   881,087
     Accounts receivable, net of allowance for
        doubtful accounts of approximately $94,000
        and $50,000 in 2004 and 2003, respectively      2,929,167     3,307,059
     Inventories                                        2,662,686     2,270,616
     Deferred income taxes                                250,342       347,155
     Other current assets                                 355,367       489,451
                                                      -----------   -----------

          Total current assets                          8,171,014     7,295,368

PROPERTY AND EQUIPMENT:
     Land and improvements                                535,000       535,000
     Buildings and improvements                         1,473,698     1,472,162
     Machinery and equipment                            2,908,376     2,504,313
                                                      -----------   -----------
                                                        4,917,074     4,511,475

     Accumulated depreciation                          (2,649,031)   (2,287,978)
                                                      -----------   -----------

     Property and equipment, net                        2,268,043     2,223,497

INTANGIBLE AND OTHER ASSETS, net                          167,990       209,210

DEFERRED INCOME TAXES                                     385,935       369,813
                                                      -----------   -----------
          Total assets                                $10,992,982   $10,097,888
                                                      ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                $    58,929   $   475,185
     Notes payable                                            --        219,619
     Accounts payable                                     734,939     1,007,617
     Income taxes                                         417,130           --
     Accrued expenses                                     854,410       434,963
                                                      -----------   -----------

          Total current liabilities                     2,065,408     2,137,384
                                                      -----------   -----------

LONG-TERM DEBT, less current portion                    1,034,495     1,534,523

RETIREMENT BENEFIT OBLIGATION                             736,988       534,899

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
     Series A cumulative convertible preferred
        stock, $.001 par value per share,
        1,000,000 shares authorized, no shares
        issued or outstanding                                --            --
     Common stock, $.004 par value per share,
        19,000,000 shares authorized, 9,959,173
        and 9,712,577 shares issued in 2004 and
        2003, respectively, including shares
        held in treasury                                   39,837        38,851
      Common stock held in treasury, at cost -
        86,000 shares                                    (101,480)          --
     Additional paid-in capital                         3,031,387     2,870,769
     Retained earnings                                  4,186,347     2,981,462
                                                      -----------   -----------
          Total shareholders' equity                    7,156,091     5,891,082
                                                      -----------   -----------
          Total liabilities and shareholders' equity  $10,992,982   $10,097,888
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

CAS MEDICAL SYSTEMS, INC.

Statements of Operations
For the Years Ended December 31, 2004, 2003 and 2002

                                                    2004          2003          2002
                                                    ----          ----          ----
                                                               (RESTATED)    (RESTATED)

REVENUES                                        $19,922,042   $16,849,478   $15,024,991

OPERATING EXPENSES:
     Cost of product sales                       10,832,946    10,308,023     9,124,288
     Research and development                     1,032,445       929,050     1,257,151
     Selling, general and administrative          6,349,088     5,620,233     5,384,378
                                                -----------   -----------   -----------

          Operating income (loss)                 1,707,563        (7,828)     (740,826)

OTHER INCOME AND EXPENSES:
     Proceeds from life insurance policy               --         500,000          --

     Interest expense                                72,432       132,168       246,445
                                                -----------   -----------   -----------

          Income (loss) before income taxes       1,635,131       360,004      (987,271)

INCOME TAXES (BENEFIT)                              430,246      (201,024)     (490,292)
                                                -----------   -----------   -----------

          Net income (loss)                     $ 1,204,885   $   561,028   $  (496,979)
                                                ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING:
     Basic                                        9,796,684     9,657,529     9,645,077
                                                ===========   ===========   ===========

     Diluted                                     11,128,643    10,459,389     9,645,077
                                                ===========   ===========   ===========

EARNINGS (LOSS) PER COMMON SHARE:
     Basic                                      $      0.12   $      0.06   $     (0.05)
                                                ===========   ===========   ===========

     Diluted                                    $      0.11   $      0.05   $     (0.05)
                                                ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

CAS MEDICAL SYSTEMS, INC.

Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2004, 2003(Restated) and 2002(Restated)

                                                         COMMON STOCK

                                                 ISSUED           HELD IN TREASURY       PAID-IN       RETAINED
                                           SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL       EARNINGS       TOTAL
                                           ------      ------     ------     ------      -------       --------       -----
BALANCE, December 31, 2001                9,645,077   $ 38,581                         $ 2,834,913   $ 2,917,413   $ 5,790,907

     Net loss                                                                                           (496,979)     (496,979)
                                         ----------   --------                         -----------   -----------   -----------

BALANCE, December 31, 2002                9,645,077     38,581                           2,834,913     2,420,434     5,293,928

     Net income                                                                                          561,028       561,028
     Common stock issued upon
        exercise of stock options            67,500        270                              35,856        36,126
                                         ----------   --------                         -----------   -----------   -----------

BALANCE, December 31, 2003                9,712,577     38,851                           2,870,769     2,981,462     5,891,082

    Net income                                                                                         1,204,885     1,204,885
     Common stock issued upon
        exercise of stock options           246,596        986                             146,651                     147,637
    Purchase of common stock for
        treasury, from former
         employee at fair value                                   86,000  ($ 101,480)                                 (101,480)
    Tax benefit from exercise of
         stock options                                                                      13,967                      13,967

                                         ----------   --------   -------   ---------   -----------   -----------   -----------
BALANCE, December 31, 2004                9,959,173   $ 39,837    86,000   ($101,480)  $ 3,031,387   $ 4,186,347   $ 7,156,091
                                         ==========   ========   =======   =========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

CAS MEDICAL SYSTEMS, INC.

Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002

                                                                           2004          2003          2002
                                                                           ----          ----          ----
                                                                                      (RESTATED)    (RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                 $ 1,204,885   $   561,028   $  (496,979)
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
           Depreciation and amortization                                   503,108       470,389       447,741
           Deferred income taxes (benefit)                                  80,691      (114,707)     (445,761)
           Provision for doubtful accounts                                  38,000        41,073        65,000
            Changes in operating assets and liabilities:
              Accounts receivable                                          339,892      (888,621)      281,370
              Inventories                                                 (392,070)      979,391       441,804
              Other current assets                                         134,084      (152,684)     (142,257)
              Accounts payable, income taxes and
                 accrued expenses                                          577,866       522,395      (202,041)
              Retirement benefit obligation                                202,089       270,489       264,410
                                                                       -----------   -----------   -----------

                Net cash provided by operating activities                2,688,545     1,688,753       213,287
                                                                       -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of intangible assets                                         (80,722)      (25,020)     (107,200)
                                                                                     -----------   -----------
     Expenditures for property and equipment                              (425,712)     (147,556)     (226,417)
                                                                       -----------   -----------   -----------
                Net cash used by investing activities                     (506,434)     (172,576)     (333,617)
                                                                       -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowing under notes payable                                            --         309,654       282,499
     Repayments under notes payable                                       (219,619)     (283,544)      (88,990)
     Repayments under long-term debt                                      (916,284)     (422,996)     (384,638)
     (Repayments) borrowings under line-of-credit, net                        --        (600,000)      300,000
     Purchase of common stock for treasury                                (101,480)         --            --
     Proceeds from issuance of common stock                                147,637        36,126          --
                                                                       -----------   -----------   -----------
               Net cash (used) provided by financing activities         (1,089,746)     (960,760)      108,871
                                                                       -----------   -----------   -----------

               Net increase (decrease) in cash and cash
                     equivalents                                         1,092,365       555,417       (11,459)

CASH AND CASH EQUIVALENTS, beginning of year                               881,087       325,670       337,129
                                                                       -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, end of year                                 $ 1,973,452   $   881,087   $   325,670
                                                                       ===========   ===========   ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
        Cash paid during the year for interest                         $    90,798   $   140,582   $   254,293
        Cash paid during the year for income taxes, net of refunds        (193,798)      109,466        (5,720)

   The accompanying notes are an integral part of these financial statements.

CAS MEDICAL SYSTEMS, INC.

Notes to Financial Statements

(1)  THE COMPANY

     CAS Medical Systems, Inc. (the "Company") operates in one business segment and is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use in the healthcare and medical industry. These products are sold by the Company through its own sales force, via distributors and pursuant to original equipment manufacturer agreements both internationally and in the United States. The Company's operations and manufacturing facilities are located in the United States. During 2004, 2003 and 2002, the Company had sales to one customer which, in the aggregate, accounted for approximately 18%, 18% and 20% of revenues, respectively. The Company generated revenues from international sales of approximately $4.5 million, $3.5 million and $2.6 million in 2004, 2003, and 2002, respectively. In the normal course of business the Company grants credit to customers and does not require collateral. Credit losses are provided for in the sales period based on experience and an evaluation of the likelihood of collection. Credit losses have been within management's expectations.

(2)  RESTATEMENT

     During the 2004 year-end closing, management determined that the Company had previously failed to apply the accounting standards of Financial Accounting Standards Board Statement No. 106, "Accounting for Post-Retirement Benefits Other than Pensions" to a post-retirement benefit plan (the "Plan"). The accompanying financial statements for the years ended December 31, 2003 and 2002 have been restated to correct this error. As further discussed in Item 8A of this filing, we have concluded that this failure constituted a material weakness in internal control.


     Statement No. 106 requires the Company to estimate the total cost of providing post-retirement benefits and recognize that cost over the employees' service period. Prior to retroactively applying Statement No. 106, the Company recognized the benefit cost using the cash basis of accounting. The benefits are funded through the purchase of medical insurance for each retiree each year. The Company continues to fund the Plan on a "pay-as-you-go" basis.

     The Plan became effective in January 2002 for qualifying employees who retire at age 65 or later and have provided ten continuous years of service to the Company. The Plan provides certain prescription drug and supplemental health benefits for Medicare qualified retirees of the Company.

     During February 2005, the Company initiated certain changes to the Plan to significantly reduce its future funding requirements. Effective September 1, 2005, participants under the Plan will be required to share the benefit costs, such contributions to be fifty percent of premiums. Other changes may also be made.

     In restating, benefit expenses of $270,000 and $264,000 have been recorded for 2003 and 2002, respectively. As a result, previously reported net income for 2003 of $737,000 or $0.07 per diluted common share has been restated to $561,000 or $0.05 per share. For 2002, a previously reported net loss of ($325,000) or ($0.03) per share has been restated to a net loss of ($497,000) or ($0.05) per share. Benefits paid in cash were $22,000 and $9,000 for 2003 and 2002, respectively.

     The balance sheet as of December 31, 2004 includes a benefit liability under the Plan of $737,000. The Company has restated its balance sheet as of December 31, 2003 to reflect the accrued benefit liability as of that date of $535,000.

     A reconciliation of net income (loss) and related per share amounts previously reported to the restated amounts follow:

                                                           2003         2002
                                                        ---------    ---------
     Net income (loss) as previously reported           $ 736,873    $(325,086)
     Benefit expense, net of income taxes                 175,845      171,893
                                                        ---------    ---------
     Net income (loss) as restated                      $ 561,028    $(496,979)
                                                        =========    =========


     Diluted earnings (loss) per share as
      previously reported                               $    0.07    $   (0.03)
     Benefit expense, net of income taxes                    0.02        (0.02)
                                                        ---------    ---------
     Diluted earnings (loss) per share as restated      $    0.05    $   (0.05)
                                                        =========    =========


     Components of net periodic benefit cost under the Plan follow:

                                              2004         2003         2002
                                           ---------    ---------    ---------
     Service cost                          $  88,865    $ 125,817    $ 111,861
     Interest cost                            46,918       53,151       48,090
     Amortization of prior service cost      113,060      113,060      113,060
     Unrecognized (gain)                     (20,010)          --           --
                                           ---------    ---------    ---------
     Net periodic benefit cost             $ 228,833    $ 292,028    $ 273,011
                                           =========    =========    =========


     Changes in the benefit obligation under the Plan and a reconciliation of its funded status as of the measurement date (December 31), to amounts shown in the Company's balance sheets follow:

                                              2004         2003         2002
                                           ---------    ---------    ---------
     Benefit obligation at beginning
       of year                             $ 797,177    $ 831,901    $      --
     Service cost                             88,865      125,817      111,861
     Interest cost                            46,918       53,151       48,090
     Plan amendments                                                   697,582
     Actuarial loss (gain)                   130,284     (192,153)     (17,031)
     Benefits paid                           (26,744)     (21,539)      (8,601)
                                           ---------    ---------    ---------
     Benefit obligation at end of year     1,036,500      797,177      831,901
     Unrecognized prior service costs       (358,402)    (471,462)    (584,522)
     Unrecognized net gain (loss)             58,890      209,184       17,031
                                           ---------    ---------    ---------
     Accrued post-retirement benefit costs $ 736,988    $ 534,899    $ 264,410
                                           =========    =========    =========


     Because the Plan's benefit formula grants credit only for service after age 55, the expected post-retirement benefit obligation for an employee is attributed from age 55 to age 65.

     Weighted average discount rate assumptions used under the Plan follow:

                                              2004         2003         2002
                                              ----         ----         ----
     Year-end benefit obligation             5.75%        6.00%        6.50%
     Net periodic benefit cost               6.00%        6.50%        7.00%

     Health care trend rate assumptions used to develop cost under the Plan at year-end follow:

                                              2004         2003         2002
                                              ----         ----         ----
     Initial trend rate                       8.0%         8.0%         8.0%
     Ultimate trend rate                      5.0%         5.0%         5.0%
     Years to ultimate trend rate                3            3            3


     Assumed health care trend rates effect the amounts reported for benefit costs and the benefit obligation. A one percentage point change in assumed health care cost trend rates has the following effects on reported amounts for 2004:

                                                         INCREASE     DECREASE
                                                         --------     --------
     Effect on total of service and interest
       cost components                                  $  21,435    $ (17,944)
     Effect on post-retirement benefit obligation         121,292     (103,450)


     The expected benefit payments for the Plan payable in cash for each of the next five years and in the aggregate for the next five years thereafter, as of December 31, 2004, as amended, follow:

     2005                                  $  26,700
     2006                                     19,500
     2007                                     20,500
     2008                                     28,000
     2009                                     30,000
     2010-2014                               252,000

     The Company has evaluated its post-retirement benefit arrangements in accordance with FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retirement benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company's post-retirement benefit costs do not reflect amounts associated with the subsidy because it is unable to conclude whether the benefits provided by the Plan are actuarially equivalent to Medicare Part D.


(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly sensitive to change in the near term are the inventory valuation allowances, capitalized software development costs, allowance for doubtful accounts and warranty accrual. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has deposits in a limited number of financial institutions with federally insured limits. Cash (including cash equivalents) at these institutions is normally in excess of the insured limits. However, the Company believes that the institutions are financially sound and there is only nominal risk of loss.

     INVENTORIES

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from two to five years for machinery and equipment, and twenty years for building and improvements. Maintenance and repairs are charged to expense when incurred.

     Depreciation expense on property and equipment was $381,166, $369,934, and $379,592 in 2004, 2003 and 2002, respectively.


     LONG-LIVED ASSETS

     Impairments of long-lived assets are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS No. 144 requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that its long-lived assets are fully recoverable. Accordingly, no impairment is reflected in the Company's reported results of operations for 2004, 2003 and 2002.

     INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of:

                                                           2004         2003
                                                        ---------    ---------
     Intangible assets and purchased technology         $ 185,083    $ 337,011
     Deferred finance charges                              26,484       26,484
     Capitalized software                                 139,870      132,220
                                                        ---------    ---------
                                                          351,437      495,715
     Accumulated amortization                            (183,447)    (286,505)
                                                        ---------    ---------
                                                        $ 167,990    $ 209,210
                                                        =========    =========

     Certain intangible assets and licensed technology acquired in connection with a product line acquisition in 1999 at a fair value of $225,000 are fully amortized and as such are no longer reflected in the 2004 balances depicted above. Certain intangible assets and licensed technology acquired in connection with an acquisition in 2000 are being amortized over five years on a straight line basis. Amortization expense of approximately $22,400 per year has been recorded for the four years ended December 31, 2004 for such purchased intangible. Costs associated with the development of new external use software products are expensed as incurred until technological feasibility has been established in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Technological feasibility is demonstrated by the completion of a detailed design plan. Capitalization ceases when the product is available for general release to customers. Between 2002 and 2004, the Company capitalized $139,220 of costs related to the development of new apnea monitor software, assigned such capitalized software a useful life of three years, and amortized $44,073 of such costs during the year ended December 31, 2004. During 2003, the Company refinanced its mortgage payable and incurred related finance charges in the amount of $26,484, which are being amortized over the life of the mortgage.

     Scheduled amortization expense of intangible assets as of December 31, 2004 over the next five years follows:

          2005                                93,466
          2006                                24,116
          2007                                13,098
          2008                                10,548
          2009                                 9,609
                                           ---------
                                           $ 150,837
                                           =========

     REVENUE AND ACCOUNTS RECEIVABLE RECOGNITION

     Revenues and accounts receivable from product sales are recognized when evidence of an arrangement exists, delivery has occurred based on shipping terms (which are generally FOB shipping point for sales within the United States and EX-Works for export sales), the selling price is fixed and determinable, and collectibility is reasonably assured. The Company follows the guidance of SAB 101, "Revenue Recognition in Financial Statements." Accounts receivable are charged to the allowance for doubtful accounts when deemed uncollectible.


     INCOME TAXES

     The Company recognizes deferred income tax assets and liabilities for future tax consequences resulting from differences between the book and tax basis of existing assets and liabilities. A valuation allowance is provided for that portion of deferred income tax assets which may not be realized.

     WARRANTY COSTS

     The Company warrants some of its products against defects and failures for up to three years and records the estimated cost of such warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experiences of product returns and the related estimated cost of labor and material to make the necessary repairs.

     A summary of the changes in the Company's warranty accrual follows:

                                                           2004         2003
                                                        ---------    ---------
     Beginning balance                                  $ 122,000    $  95,000
     Provisions                                           128,964      183,465
     Warranty costs incurred                             (128,964)    (156,465)
                                                        ---------    ---------
     Ending balance                                     $ 122,000    $ 122,000
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

                                              2004         2003         2002
                                           ---------    ---------    ---------
          Revenues                         $  37,087    $ 133,078    $ 840,592
          Research and development             7,043       20,919      133,859
                                           ---------    ---------    ---------
                                           $  44,130    $ 153,997    $ 974,451
                                           =========    =========    =========

     RESEARCH AND DEVELOPMENT COSTS

     The Company expenses all research and development costs as incurred. Research and development expense includes direct costs for salaries, employee benefits, materials, facility related expenses and depreciation.

     The Company has received various grants which support its research and development efforts. In accordance with the terms of these grants, the Company is being reimbursed for certain qualifying expenditures under the agreement. Funding provided to the Company is being recorded as a reduction in R&D expenses. The Company recognizes the reimbursement on an accrual basis as the qualifying costs are incurred.


     ADVERTISING COSTS

     Non-direct response advertising costs are expensed as incurred and include product promotion, samples, meetings and conventions, and print media. Advertising expense was $589,000 in 2004, $631,000 in 2003 and $505,000 in
     2002.

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

     A summary of the Company's basic and diluted earnings (loss) per share follows:

                                              2004         2003         2002
                                              ----         ----         ----
                                                        (RESTATED)   (RESTATED)

     Net income (loss)                     $1,204,885   $  561,028   $ (496,979)
                                           ==========   ==========   ==========

     Weighted average shares outstanding 9,796,684 9,657,529 9,645,077 Dilutive effect of outstanding
       warrants and options                 1,331,959      801,860          --
                                           ----------   ----------   ----------
     Total weighted average shares of
       dilutive securities outstanding     11,128,643   10,459,389    9,645,077
                                           ==========   ==========   ==========

     Earnings (loss) per share - basic      $    0.12    $    0.06    $   (0.05)
                                            =========    =========    =========

     Earnings (loss) per share - dilutive   $    0.11    $    0.05    $   (0.05)
                                            =========    =========    =========

     Options and warrants to purchase 292,045 and 1,257,800 shares of the Company's common stock outstanding at December 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, their inclusion would have been anti-dilutive.

                                                                            F-13
     RECLASSIFICATIONS

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

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations where, generally, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Pro-forma information using the fair value method to record stock-based compensation cost follows:

                                                           2004         2003         2002
                                                        ----------   ----------   ----------
                                                                     (RESTATED)   (RESTATED)

     Net income       As currently reported             $1,204,885   $  561,028   $ (496,979)
     (loss):          Compensation expense for stock
                      options based on fair value          147,428       97,224      118,652
                                                        ----------   ----------   ----------
                      Pro forma                         $1,057,457   $  463,804   $ (615,631)

     Earnings (loss)
        per share:    As reported - Basic                 $ 0.12       $ 0.06       $(0.05)
                      Pro forma - Basic                     0.11         0.05        (0.06)
                      As reported - Diluted                 0.11         0.05        (0.05)
                      Pro forma - Diluted                   0.10         0.04        (0.06)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002: risk-free interest rates of 4.6%, 4.3% and 5.5%; expected lives of 7 years; dividend yield of 0% and expected volatility of 136%, 127% and 118%, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of long-term debt approximates its fair value based on current market conditions and risks. The carrying amounts of the Company's other financial instruments approximate their fair value.

     NEW ACCOUNTING PRONOUNCEMENTS

     Two recently issued accounting pronouncements are likely to have at least some effect on the Company's financial statements in the future.

     Statement of Financial Accounting Standards (FAS) No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventories and expensed when incurred. FAS No. 151 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect this standard to have a material effect on its financial statements upon adoption.

     FAS No. 123R, "Share-Based Payment" requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on current fair value. The fair value of those awards will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite period will be recognized as compensation cost over the period. The Company is required to adopt FAS No. 123R on January 1, 2006. The Company has not yet evaluated the likely effects on its financial statements.

(4)  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Changes in the allowance for doubtful accounts follow:

                                              2004         2003         2002
                                           ---------    ---------    ---------
          Balance at beginning of year     $  50,000    $  55,562    $  55,375
          Provision                           38,000       41,073       65,000
          Accounts recovered (written off)     6,000      (46,635)     (64,813)
                                           ---------    ---------    ---------
          Balance at end of year           $  94,000    $  50,000    $  55,562
                                           =========    =========    =========


(5)  INVENTORIES

     Inventories consist of:

                                                      2004           2003
                                                  -----------    -----------
          Raw materials                           $ 1,727,578    $ 1,281,620
          Work in process                             144,628        434,055
          Finished goods                              790,480        554,941
                                                  -----------    -----------
                                                  $ 2,662,686    $ 2,270,616
                                                  ===========    ===========

(6)  FINANCING ARRANGEMENTS

     LINE-OF-CREDIT

     During August 2004, the Company renewed its $3,000,000 line-of-credit with its bank to September 2005. Borrowings under the line-of-credit are payable on demand and bear interest at the bank's base rate which may change from time to time (5.25% at December 31, 2004). During 2004, there were no borrowings. Under the terms of the related agreement, the Company is permitted to borrow based on accounts receivable and inventories according to pre-established criteria. Substantially all assets of the Company are required to be pledged as collateral for borrowings under the line-of-credit.

     NOTES PAYABLE

     The Company financed its directors and officers and property casualty insurance policies during 2003. The monthly installments were $12,275 and $22,850, respectively, including interest at 4.13% and 3.58%, respectively. The notes were repaid in full during August 2004.

     LONG-TERM DEBT

     Long-term debt consists of:                          2004          2003
                                                      -----------   -----------
     Mortgage payable to a bank in monthly
        installments of $9,750, including
        interest at 5.45% per annum as amended,
        collateralized by the Company's primary
        operating facility (matures January 2018)     $ 1,093,424   $ 1,149,234

     Note payable to a bank in monthly installments
        of approximately $37,700, including interest
        at 5.0% per annum as amended                          --        860,474
                                                      -----------   -----------
                                                        1,093,424     2,009,708

     Less current portion                                  58,929       475,185
                                                      -----------   -----------
                                                      $ 1,034,495   $ 1,534,523
                                                      ===========   ===========

     Scheduled maturities of principal of long-term debt follow:

          2005                                        $    58,929
          2006                                             62,222
          2007                                             65,699
          2008                                             72,370
          2009                                             70,247
          Thereafter                                      763,957
                                                      -----------
                                                      $ 1,093,424

(7)  ACCRUED EXPENSES

     Accrued expenses consist of:
                                                          2004          2003
                                                      -----------   -----------
              Payroll                                 $   163,732   $   227,193
              Professional fees                            58,775        23,700
              Warranty                                    122,000       122,000
              Bonuses                                     315,000           --
              Customer refunds                             83,364           --
              Other                                       111,539        62,070
                                                      -----------   -----------
                                                      $   854,410   $   434,963
                                                      ===========   ===========


(8)  STOCK OPTIONS AND WARRANTS

     In June 2004, the Company's stockholders approved the CAS Medical Systems, Inc. 2003 Equity Incentive Plan (the "Incentive Plan"). Under the Incentive Plan, 1,000,000 shares of common stock have been reserved for issuance. Awards that may be granted under the Incentive Plan include options, restricted stock, restricted stock units, and other stock-based awards. The purposes of the Incentive Plan are to make available to our key employees and directors, certain compensatory arrangements related to growth in the value of our stock so as to generate an increased incentive to contribute to the Company's financial success and prosperity; to enhance the Company's ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company's financial growth and profitability; and align in general the interests of our employees and directors with the interest of our stockholders. The Incentive Plan is administered by the Compensation Committee of the Board of Directors, which in turn determines the employees, officers and directors subject to receive awards and the terms and conditions of these awards.

     During 2004, under the Incentive Plan, options for 249,250 shares of common stock were granted to the

     Company's employees and 3,500 shares were cancelled, leaving 754,250 shares available for issuance.

     As of December 31, 2004, 394,700 options remain outstanding under the 1994 Employees Incentive Stock Option Plan (the "1994 Plan"). The 1994 Plan expired during 2003 and as such, there are no further options available for issuance.

     During 2004, 7,500 warrants were granted to each of the Company's three outside directors.

     In June 2004, the Company's stockholders approved the CAS Medical Systems, Inc. Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, 150,000 shares of common stock have been reserved for issuance. The Purchase Plan offers the Company's employees an opportunity to participate in a payroll-deduction based program designed to incentivize them to contribute to the Company's success and prosperity. The initial offering period began on July 1, 2004 and concluded on December 31, 2004. During January 2005, 18,321 shares of common stock were issued to plan participants related to the initial offering period; no shares were issued prior thereto.

     A summary of the Company's stock option plans and changes during the years follow:

                                          2004                  2003                  2002

                                             WEIGHTED              WEIGHTED              WEIGHTED
                                             AVERAGE               AVERAGE               AVERAGE
                                             EXERCISE              EXERCISE              EXERCISE
                                   SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                  -------------------   -------------------   -------------------
     Outstanding at
       beginning of year           693,800    $ 0.63     757,800    $ 0.62     946,400    $ 0.65
          Granted                  249,250      1.46      85,000      0.70     235,500      0.61
          Exercised               (246,600)     0.60     (67,500)     0.54         --
          Canceled                 (56,000)     0.63     (81,500)     0.74    (424,100)     0.69
                                  --------              --------              --------
     Outstanding at end
       of year                     640,450      0.96     693,800      0.63     757,800      0.62
                                  ========              ========              ========
     Exercisable at end
       of year                     364,700    $ 0.64     548,550    $ 0.61     482,300    $ 0.60
                                  ========              ========              ========

     Weighted average grant-date
       fair value of options
       granted during the year                $ 1.46                $ 0.70                $ 0.58

     Additional information about stock options outstanding and exercisable at December 31, 2004 follow:

                                   WEIGHTED
                                   AVERAGE      WEIGHTED               WEIGHTED
        RANGE OF                   REMAINING    AVERAGE                AVERAGE
        EXERCISE      NUMBER      CONTRACTUAL   EXERCISE    NUMBER     EXERCISE
         PRICES     OUTSTANDING  LIFE IN YEARS   PRICE    EXERCISABLE   PRICE

     $0.53 - $0.67    267,200         5.9        $ 0.58     267,200     $ 0.58
      0.70 -  0.03    127,500         6.7          0.79      97,500       0.81
      1.37 -  1.50    245,750         9.3          1.46         --         --
                      -------                               -------
     $0.53 - $1.50    640,450         7.4          0.96     364,700       0.64

     Warrants to purchase 1,486,500 shares of common stock at a weighted average exercise price of $0.53 per share are outstanding at December 31, 2004. These warrants have no specific expiration date and have an exercise price range of $0.31 to $1.44 per share. Also outstanding at December 31, 2004 is a warrant issued to the

     Company's President and Chief Executive Officer to purchase 100,000 shares of the Company's common stock at $1.00 per share. This warrant is exercisable solely in the event of a change of control of the Company as defined.


(9)  LIFE INSURANCE

     During 2004, the Company paid term-life insurance premiums of approximately $31,000 for life insurance policies on the lives of three officers of the Company. The face amount of insurance on one of the policies is $1,000,000 under which the Company is named as a beneficiary in the amount of $750,000. The remaining two policies have face amounts that are the equivalent of two times the officer's annual salary. The Company is not a beneficiary on either of these two policies.

     During 2003 and 2002, the Company paid term-life insurance premiums of approximately $26,240, and $45,600, respectively for life insurance policies on the lives of two officers of the Company. In January 2003, one of the officers died. During February 2003, the Company received proceeds of $500,000 pursuant to the policy.


(10) 401(K) PLAN

     The Company maintains a 401(k) benefit plan for its employees, which generally allows participants to make contributions via salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis. Such deductions are matched in part by discretionary contributions by the Company. The 2004, 2003 and 2002 expenses related to matching contributions by the Company were $75,578, $60,439, and $56,494, respectively.


(11) INCOME TAXES

     The provision (benefit) for income taxes consisted of:

                                        2004          2003          2002
                                     ---------     ---------     ---------
                                                   (RESTATED)    (RESTATED)
     Current:
          Federal                    $ 427,188     $  29,401     $ (50,374)
          State                        (77,632)     (115,719)        5,843
                                     ---------     ---------     ---------
                                       349,556       (86,318)      (44,531)

     Deferred:
          Federal                       66,656       (97,538)     (377,032)
          State                         14,034       (17,168)      (68,729)
                                     ---------     ---------     ---------

                                        80,690      (114,706)     (445,761)
                                     ---------     ---------     ---------
          Income taxes (benefit)     $ 430,246     $(201,024)    $(490,292)
                                     =========     =========     =========


     For 2004, the effective tax rate was lower than the federal statutory rate primarily as a result of utilizing R&D credits, alternative minimum tax credits and net operating loss carry forwards. For 2003, the effective tax rate was lower than the statutory rate primarily as a result of state tax benefits including the reversal of a tax accrual of approximately $150,000 due to the favorable outcome of a state tax audit; non-taxable proceeds of $500,000 from a life insurance policy; and R&D credits. During 2002, the effective tax rate of 55% was greater than the federal statutory rate due to state tax benefits and R&D tax credits.

     Deferred income tax assets and (liabilities) at December 31 relate to:


                                                       2004           2003
                                                    ----------     ----------
                                                                   (RESTATED)

     Inventories                                    $  252,225     $  265,278
     Warranty accrual                                   42,688         42,688
     Bad debt allowance                                 32,891         17,495
     Tax credits                                        40,284         87,205
     Property and equipment                             87,002         70,123
     Retirement benefit obligation                     257,872        187,161
     Prepaid expenses                                 (121,305)            --
     Other                                              44,620         47,018
                                                    ----------     ----------
                                                    $  636,277     $  716,968
                                                    ==========     ==========

(12) GRANT AWARDS

     The Company has been awarded various grants by the National Institutes of Neurological Disorders and Stroke of the NIH under its Small Business Innovative Research Program. Grants under this program are being used to support development of a new technology, Near-Infrared Spectroscopy ("NIRS") which can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of these grants, the Company is reimbursed for certain qualifying expenditures. The Company is pursuing additional NIH grants to support its NIRS research.

     The Company has received various grants under the NIH program including a phase II award received during May 2004 approximating $1,000,000 for continued development in the adult population. NIRS related awards included two $100,000 grants received during 2003 for development in the area of neonatal applications.

     During March 2004, the Company was awarded a $100,000 grant for developing a new generation of automated non-invasive blood pressure ("NIBP") monitors, which have incorporated advanced NIBP algorithms that compensate for arterial stiffness.

     During 2004, 2003 and 2002, approximately $521,000, $372,000 and $284,000, respectively, of qualifying research and development costs (R&D) were reimbursed under the grants. Such reimbursements are recorded as a reduction in R&D expenses. The Company recognizes these reimbursements on an accrual basis as the qualifying costs are incurred.


(13) COMMITMENTS AND CONTINGENCIES

     The Company is committed under an employment agreement with its Chief Executive Officer for payments aggregating approximately $262,500 per year, which expires on August 31, 2005.

     The Company's articles of incorporation provide that the Company will indemnify its directors to the full extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of being or having been a director of the Company. Given the nature of this indemnification, the Company is unable to make a reasonable estimate of the maximum potential amount that the Company could be required to pay. Historically, the Company has not made any significant payments related to the above indemnification. Currently, there are no known matters for which the Company may be required to provide indemnification. As such, no amount has been accrued in the accompanying financial statements. In December 2004 the Company entered into a non-cancelable operating lease for office and limited warehouse space adjacent to its owned facilities. Under this lease, the Company is committed to minimum annual rental payments of $37,000 in 2005, $38,000 in 2006 and $39,000 in 2007.

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

None.


Item 8A. Controls and Procedures
--------------------------------

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. During the Company's year-end audit, management, together with the Board of Directors, determined that its accounting with respect to a postretirement health benefit plan (the "Plan") was not in accordance with FASB Statement No. 106, "Accounting for Post-Retirement Benefits Other Than Pensions". Under No. 106, companies are required to estimate the total future cost of providing postretirement benefits ("OPEBs") and recognize that cost over the employees service period. During January 2002, the Company established the Plan for its qualifying employees who retire at age sixty-five or older and have provided ten continuous years of service to the Company. The Plan provides certain prescription drug and supplemental health benefits for Medicare qualified retirees of the Company. The benefits are funded through the purchase of medical insurance for each retiree each year. In restating, OPEB expenses of $270,000 and $264,000 have been recorded for the twelve months ended December 31, 2003 and 2002, respectively. For those years, benefits paid in cash were $22,000 and $9,000. As a result, previously reported net income for 2003 of $737,000 or $0.07 per diluted common share has been restated to $561,000 or $0.05 per share. For 2002, a previously reported net loss of ($325,000) or ($0.03) per share has been restated to a net loss of ($497,000) or ($0.05) per share. The balance sheet as of December 31, 2004 includes an OPEB liability under the Plan of $737,000. The Company has restated its balance sheet as of December 31, 2003 to reflect the accrued OPEB liability as of that date of $535,000. Based upon the foregoing facts, management has concluded that its disclosure controls and procedures contained a material weakness as of December 31, 2004 and were therefore not effective as of that date.

Subsequent to December 31, 2004 in conjunction with the preparation of the financial statements for that period, the Company has implemented process and control improvements to insure that its benefit plans are reviewed and properly accounted for. There have been no other changes in the Company's internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Item 8B. Other Information
--------------------------

None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant
----------------------------------------------------------

Reference is made to the sections entitled "Election of Directors", "Management", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 28, 2005, and to be filed with the Securities and Exchange Commission.

Item 10. Executive Compensation
-------------------------------

Reference is made to the sections entitled "Compensation of Executive Officers" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 28, 2005, and to be filed with the Securities and Exchange Commission.

Item 11. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

Reference is made to the section entitled "Stock Ownership" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 28, 2005, and to be filed with the Securities Exchange Commission.

The following table provides information regarding the Company's equity compensation plans as of December 31, 2004:

                                     Number of securities                           Number of securities
                                       to be issued upon       Weighted-average     remaining available
                                          exercise of         exercise price of     for future issuance
                                      outstanding options    outstanding options       under equity
     Plan Category                       and warrants           and warrants         compensation plans
     ---------------------------------------------------------------------------------------------------
     Equity compensation plans
       approved by security holders         640,450                 $ 0.96                  754,250

     Equity compensation plans
       not approved by security
       holders                            1,486,500                   0.53
                                          ---------                                         -------
     Total                                2,126,950                 $ 0.66                  754,250
                                          =========                                         =======

Securities available for issuance under equity compensation plans approved by security holders represent the 2003 Equity Incentive Plan approved during 2004. The equity compensation plans not approved by security holders consist of warrants granted to an officer and directors of the Company as compensation for services rendered. These warrants have no expiration date. See Note 7 to the Company's Financial Statements.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

The Company and Louis P. Scheps have entered into an employment agreement pursuant to which Mr. Scheps serves as President and Chief Executive Officer of the Company. The employment agreement, dated September 1, 2000, has been amended (as amended, the "Employment Agreement") to extend its term through August 31, 2005 and provides for a base salary of $262,500 per year. The Employment Agreement also provides that if a "Change of Control" (as defined below) occurs, and upon such Change of Control occurring, the Employment Agreement is not extended for a period of at least one year following the stated termination date of the Employment Agreement, Mr. Scheps shall be paid a lump sum of $262,500 on such stated termination date. "Change of Control" is defined in the Employment Agreement to mean (i) a sale of all or substantially all of the Company's assets, (ii) a merger involving the Company in which the Company is not the survivor and the Company's stockholders prior to the merger control less than fifty percent of the voting stock of the surviving entity, (iii) a sale by the Company's stockholders to an acquirer or acquirers acting in concert of more than a majority of the then outstanding stock of the Company owned by the Company's stockholders, or (iv) any event similar to any of the foregoing. During October 1998, Mr. Scheps was granted a warrant to purchase 100,000 shares of the Company common stock at an exercise price of $1.00 per share, the fair market value of the option at the date of the grant. This warrant is exercisable solely in the event of a Change of Control.

Item 13. Exhibits List
----------------------

(A)  3.1  Certificate of Incorporation of Registrant (1)

     3.2  Amended and Restated By-Laws of Registrant (3)

    10.1 Employment Agreement dated September 1, 1993 between the Company and Louis P. Scheps (2)

    10.2 Amendment Number One to Employment Agreement dated September 1, 1998 between the Company and Louis P. Scheps (2)

    10.3 Amendment Number Two to Employment Agreement dated September 1, 2000 between the Company and Louis P. Scheps (2)

    10.4 Amendment Number Three to Employment Agreement dated September 1, 2002 between the Company and Louis P. Scheps (2)

    10.5 Amendment Number Four to Employment Agreement dated September 1, 2003 between the Company and Louis P. Scheps (3)

    10.6 Amendment Number Five to Employment Agreement dated September 1, 2004 between the Company and Louis P. Scheps

    10.7  CAS Medical Systems, Inc. 2003 Equity Incentive Plan (4)

    10.8  Form of Option Agreement

    10.9  Stock Purchase Plan (4)

    23.1  Consent of UHY LLP, Independent Registered Public Accounting Firm

    23.2 Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

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

(3) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 2003.

(4) Incorporated by reference to the Company's Proxy Statement filed April 22, 2004.


Item 14. Principal Accountant Fees and Services
-----------------------------------------------

Reference is made to the proposal entitled "Ratification of Selection of Independent Auditors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 28, 2005, and to be filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAS MEDICAL SYSTEMS, INC.

(Registrant)


/s/ Louis P. Scheps                                   Date:  March 28, 2005
-----------------------
By: Louis P. Scheps
    Chairman of the Board, President and
    Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Lawrence Burstein                                 Date:  March 28, 2005
-----------------------
Lawrence Burstein, Director



/s/ Jerome Baron                                      Date:  March 28, 2005
-----------------------
Jerome Baron, Director



/s/ Saul Milles                                       Date:  March 28, 2005
-----------------------
Saul Milles, Director



/s/ Louis P. Scheps                                   Date:  March 28, 2005
-----------------------
Louis P. Scheps, Chairman of the Board,
President, Chief Executive Officer and Director



/s/ Jeffery A. Baird
-----------------------                               Date:  March 28, 2005
Jeffery A. Baird, Chief Financial Officer
(Chief Financial and Accounting Officer)