Form 10QSB
period 2005-03-31
CAS MEDICAL SYSTEMS INC
filed 2005-05-12
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

Commission File Number 0-13839

CAS MEDICAL SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	06-1123096
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

44 East Industrial Road, Branford, Connecticut 06405

(Address of principal executive offices)

(203) 488-6056

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.004 par value 9,891,494 shares as of May 1, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Form 10-QSB
March 31, 2005

INDEX

PART 1	Financial Information	Page No.

Item 1	Financial Statements

	Condensed Balance Sheets as of March 31, 2005
	and December 31, 2004	3

	Condensed Statements of Income for the Three
	Months Ended March 31, 2005 and 2004 (Restated)	5

	Condensed Statements of Cash Flow for the Three
	Months Ended March 31, 2005 and 2004 (Restated)	6

	Notes to Condensed Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3	Controls and Procedures	14

PART II	Other Information

Item 6	Exhibits	15

Signatures		16

Form 10-QSB
March 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Balance Sheets

	(Unaudited)
Assets	March 31,	December 31,
	2005	2004
Current Assets:
Cash and cash equivalents	$1,702,456	$1,973,452
Accounts receivable, net of allowance
for doubtful accounts	2,741,249	2,929,167
Inventories	2,831,526	2,662,686
Deferred income taxes	250,342	250,342
Other current assets	287,095	355,367

Total current assets	7,812,668	8,171,014

Property and Equipment:
Land and improvements	535,000	535,000
Building and improvements	1,473,698	1,473,698
Machinery and equipment	3,216,701	2,908,376

	5,225,399	4,917,074

Accumulated depreciation	(2,730,597)	(2,649,031)

Property and equipment, net	2,494,802	2,268,043

Intangible and other assets, net	199,316	167,990

Deferred income taxes	385,935	385,935

Total assets	$10,892,721	$10,992,982

Form 10-QSB
March 31, 2005

CAS Medical Systems, Inc.

Condensed Balance Sheets

	(Unaudited)
	March 31,	December 31,
Liabilities and Stockholders’ Equity	2005	2004

Current Liabilities:
Current portion of long-term debt	$59,735	$58,929
Accounts payable	861,284	734,939
Income taxes	40,505	417,130
Accrued expenses	605,939	854,410

Total current liabilities	1,567,463	2,065,408

Long-term debt, less current portion	1,019,255	1,034,495

Retirement benefit obligation	775,288	736,988

Commitments and Contingencies (Note 11)

Stockholders' Equity:
Common stock, $.004 par value per share,
19,000,000 shares authorized, 9,977,494 and
9,959,173 shares issued at March 31, 2005 and
December 31, 2004, respectively, including
shares held in treasury	39,910	39,837
Additional paid-in capital	3,054,031	3,031,387
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Retained earnings	4,538,254	4,186,347

Total stockholders' equity	7,530,715	7,156,091

Total liabilities and stockholders' equity	$10,892,721	$10,992,982

The accompanying notes are an integral part of these financial statements.

Form 10-QSB
March 31, 2005

CAS Medical Systems, Inc.

Condensed Statements of Income

(Unaudited)

Three Months Ended
March 31,

		2004
	2005	Restated

REVENUES	$4,948,511	$4,556,442

OPERATING EXPENSES:
Cost of product sales	2,703,191	2,509,911
Research and development	252,750	273,649
Selling, general and administrative	1,472,218	1,536,004

	4,428,159	4,319,564

Operating income	520,352	236,878

Interest expense	2,945	27,780

Income before income taxes	517,407	209,098

INCOME TAXES (BENEFIT)	165,500	(7,327)

Net income	$351,907	$216,425

Weighted average number of
common shares outstanding:
Basic	9,889,662	9,724,002

Diluted	11,435,494	11,012,856

Earnings per common share:
Basic	$0.04	$0.02

Diluted	$0.03	$0.02

The accompanying notes are an integral part of these financial statements.

Form 10-QSB
March 31, 2005

CAS Medical Systems, Inc.

Condensed Statements of Cash Flow

(Unaudited)

	Three Months Ended
		March 31,
	March 31,	2004
	2005	Restated

OPERATING ACTIVITIES:
Net income	$351,907	$216,425
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	105,938	113,064
Deferred income taxes	—	(17,678)
Changes in operating assets and liabilities:
Accounts receivable	187,918	375,911
Inventories	(168,840)	(271,779)
Other current assets	68,272	205,862
Retirement benefit obligation	38,300	50,522
Accounts payable and accrued expenses	(498,751)	98,718

Net cash provided by operating activities	84,744	771,045

INVESTING ACTIVITIES:
Purchase of property and equipment	(308,325)	(5,787)
Purchase of intangible and other assets	(55,699)	(28,894)

Net cash used by investing activities	(364,024)	(34,681)

FINANCING ACTIVITIES:
Repayments under notes payable	—	(103,048)
Repayments of long-term debt	(14,434)	(116,215)
Proceeds from issuance of common stock	22,718	8,399

Net cash provided (used) by financing activities	8,284	(210,864)

Change in cash and cash equivalents	(270,996)	525,500

CASH AND CASH EQUIVALENTS, beginning of period	1,973,452	881,087

CASH AND CASH EQUIVALENTS, end of period	$1,702,456	$1,406,587

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$15,148	$30,648
Cash paid (received) during the period for income taxes, net	542,125	$(176,637)

The accompanying notes are an integral part of these financial statements.

Form 10-QSB
March 31, 2005

CAS Medical Systems, Inc.
Notes to Condensed Financial Statements
(Unaudited)
March 31, 2005
(1)    The Company

CAS Medical Systems, Inc. (the "Company") operates in one business segment and is engaged in the business of developing, manufacturing and distributing diagnostic equipment and medical products for use in the healthcare and medical industry. These products are sold by the Company through its own sales force, via distributors and pursuant to original equipment manufacturer agreements both internationally and in the United States. The Company's operations and manufacturing facilities are located in the United States. During fiscal years 2004, 2003 and 2002, the Company had sales to one customer which, in the aggregate, accounted for approximately 18%, 18% and 20% of revenues, respectively. The Company generated revenues from international sales of approximately $4.5 million, $3.5 million and $2.6 million in fiscal years 2004, 2003, and 2002, respectively. In the normal course of business the Company grants credit to customers and does not require collateral. Credit losses are provided for in the sales period based on experience and an evaluation of the likelihood of collection. Credit losses have been within management’s expectations.

(2)    Basis of Presentation

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2004. The condensed balance sheet as of December 31, 2004 was derived from the audited financial statements for the year then ended.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company CAS as of March 31, 2005, and the results of its operations and its cash flows for the three months ended March 31, 2005 and 2004 (restated) have been included in the accompanying unaudited financial statements. The results of operations for interim periods are not necessarily indicative of the expected results for the full year 2005.

(3)    Restatement

During the 2004 year-end audit, management, together with the Audit Committee of the Board of Directors, determined that its accounting with respect to a postretirement benefit plan (the “Plan”) was not in accordance with Financial Accounting Standards Board Statement No. 106, “Accounting for Post-Retirement Benefits Other than Pensions”. Under Statement No. 106, companies are required to estimate the total future costs of providing postretirement benefits and recognize that cost over the employees service period. During January 2002, the Company established the Plan for its qualifying employees who reach age sixty-five and have provided ten years of service to the Company. The Plan provides certain prescription drug and supplemental health benefits for Medicare qualified retirees of the Company. The Company’s obligation under the Plan is to provide benefits under an insurance contract paid on behalf of the participants. As described in Note 6, the Company has modified the Plan during February 2005 to reduce its costs to the Company.

Statement No. 106 requires the Company to estimate the total cost of providing post-retirement benefits and recognize that cost over the employees’ service period. Prior to retroactively applying Statement No. 106, the Company recognized the benefit cost using the cash basis of accounting. The benefits are funded through the purchase of medical insurance for each retiree each year. The Company continues to fund the Plan on a “pay-as-you-go” basis.

The Company has evaluated its post-retirement benefit arrangements in accordance with FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to

Form 10-QSB
March 31, 2005

sponsors of retirement benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company’s post-retirement benefit costs do not reflect amounts associated with the subsidy because it is unable to conclude whether the benefits provided by the Plan are actuarially equivalent to Medicare Part D.

The accompanying statements of income and cash flows for the three month period ended March 31, 2004 have been restated to include additional benefit expense related to the Plan of $50,522 and for the related deferred income tax benefit of $17,678.

(4) Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2005	2004

Raw material	$2,114,568	$1,727,578
Work-in-process	8,835	144,628
Finished inventory	708,123	790,480
	$2,831,526	$2,662,686

(5)    Warranty Costs

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

A summary of the changes in the Company’s warranty accrual follows:

	Three Months Ended March 31,
	2005	2004

Beginning balance	$122,000	$122,000
Provisions	21,800	31,500
Warranty costs incurred	(21,800)	(31,500)
Ending balance	$122,000	$122,000

(6)    Post-Retirement Health Benefit Plan

Components of the net periodic benefit cost of the Company’s post-retirement health benefit plans were as follows:

	Three Months Ended March 31,
	2005	2004

Service cost	$16,636	$22,216
Interest cost	12,262	11,730
Prior service cost recognition	16,090	28,265
Gain recognition	(106)	(5,003)
Net periodic benefit cost	$44,882	$57,208

Form 10-QSB
March 31, 2005

In February 2005, the Company amended the plan to require participants to contribute fifty percent of health insurance premiums under the plan beginning September 1, 2005. The plan amendment reduced the accumulated postretirement benefit obligation by approximately $524,500 resulting in an unrecognized prior service gain of approximately $185,000. This gain is being recognized over the average remaining service life of the plan participants which is approximately 5.6 years. Refer to Note 2 to the financial statements presented in the 2004 annual report on Form 10-KSB for additional plan information.

Plan health insurance premiums paid by the Company were $7,898 and $6,195 for the three months ended March 31, 2005 and 2004, respectively.

(7)    Earnings per Common Share

The Company computes basic earnings per share by dividing net income by the weighted average number of shares of common stock outstanding during the period. No potentially dilutive securities are included in the denominator. Diluted earnings per share assumes the exercise or conversion of dilutive securities. Warrants to purchase 22,500 shares of the Company’s Common Stock outstanding at March 31, 2004 were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, their inclusion would have been anti-dilutive. There were no anti-dilutive securities for the three months ended March 31, 2005.

The following summarizes the Company's calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
		2004
	2005	Restated

Net income	$351,907	$216,425

Weighted average shares outstanding	9,889,662	9,724,002

Dilutive effect of warrants and options	1,545,832	1,288,854

Total weighted average shares and
dilutive securities	11,435,494	11,012,856

Earnings per share:
Basic	$0.04	$0.02

Diluted	$0.03	$0.02

(8)    Stock-Based Compensation

The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of the grant. The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related

Form 10-QSB
March 31, 2005

interpretations where, generally, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Had compensation cost for the stock option awards been determined to be consistent with SFAS No. 123, the Company’s net income and earnings per share would have been changed to the following pro forma amounts:

		Three Months Ended March 31,
			2004
		2005	Restated

Net income:	As reported	$351,907	$216,425
	Compensation expense for
	stock options based on fair value	68,704	1,686
	Pro forma	$283,203	$214,739

Earnings per share:
	As reported - Basic	$0.04	$0.02
	Pro forma - Basic	0.03	0.02
	As reported - Diluted	0.03	0.02
	Pro forma - Diluted	0.02	0.02

FAS No. 123R, “Share-Based Payment” requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on current fair value. The fair value of those awards will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite period will be recognized as compensation cost over the period. The Company is required to adopt FAS No. 123R on January 1, 2006. The Company has not yet evaluated the likely effects on its financial statements.

(9)    Financing Arrangements

The Company has a $3,000,000 line-of-credit with its bank which expires in September 2005. Borrowings under the line-of-credit are payable on demand and bear interest at the bank's base rate which may change from time to time (5.75% at March 31, 2005). At March 31, 2005 there were no borrowings under the line of credit. Under the terms of the loan agreement, the Company is permitted to borrow against accounts receivable and inventories according to pre-established criteria. Substantially all assets of the Company are required to be pledged as collateral for borrowings under the line-of-credit.

(10)    Grant Awards

The Company has been awarded various grants by the National Institute of Neurological Disorders and Stroke of the NIH under its Small Business Innovative Research Program. Grants under this program are being used to support development of a new technology, Near-Infrared Spectroscopy (“NIRS”) which can non-invasively measure the brain oxygenation level of a neonatal patient. In accordance with the terms of these grants, the Company is reimbursed for certain qualifying expenditures.

Form 10-QSB
March 31, 2005

Grants under the NIH program include a phase II award received during May 2004 approximating $1,000,000 for continued development in the adult population. During March 2004, the Company was awarded a $100,000 grant for developing a new generation of automated non-invasive blood pressure (“NIBP”) monitors, which have incorporated advanced NIBP algorithms that compensate for arterial stiffness.

During the three months ended March 31, 2005 and 2004, approximately $141,000 and $29,000, respectively, of such research and development costs were reimbursed under the grants. Funding provided to the Company is being recorded as a reduction in R&D expenses. The Company recognizes the reimbursement on an accrual basis as the qualifying costs are incurred.

The Company is pursuing additional NIH grants to support its NIRS research.

(11)    Commitments and Contingencies

The Company is committed under an employment agreement with its Chief Executive Officer for payments aggregating approximately $262,500 per year, which expires on August 31, 2005.

The Company’s certificatearticles of incorporation provides that the Company will indemnify its directors and officers to the full extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of being or having been a director or officer of the Company. Given the nature of this indemnification, the Company is unable to make a reasonable estimate of the maximum potential amount that the Company could be required to pay. Historically, the Company has not made any significant payments related to the above indemnification. Currently, there are no known matters for which the Company may be required to provide indemnification. As such, no amount has been accrued in the accompanying financial statements. In December 2004 the Company entered into a non-cancelable operating lease for office and limited warehouse space adjacent to its owned facilities. Under this lease, the Company is committed to minimum annual rental payments of $37,000 in 2005, $38,000 in 2006 and $39,000 in 2007.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties, generally our business partners or customers, in connection with any U.S. patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have no liabilities recorded for these agreements as of March 31, 2005.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not limited to, the following: foreign currency fluctuations, regulations and other economic and political factors which affect the Company’s ability to market its products internationally, new product introductions by the Company’s competitors, increased price competition, dependence upon significant customers, availability and cost of components for the Company’s products, marketplace acceptance for the Company’s new products, FDA and other governmental regulatory and enforcement actions, and changes to federal research and development grant programs presently utilized by the Company.

Form 10-QSB
March 31, 2005

Restatement

During the 2004 year-end audit, management, together with the Audit Committee of the Board of Directors, determined that its accounting with respect to a postretirement benefit plan (the “Plan”) was not in accordance with Financial Accounting Standards Board Statement No. 106, “Accounting for Post-Retirement Benefits Other than Pensions”. Under Statement No. 106, companies are required to estimate the total future costs of providing postretirement benefits and recognize that cost over the employees service period. During January 2002, the Company established the Plan for its qualifying employees who reach age sixty-five and have provided ten years of service to the Company. The Plan provides certain prescription drug and supplemental health benefits for Medicare qualified retirees of the Company. The Company’s obligation under the Plan is to provide benefits under an insurance contract paid on behalf of the participants. In February 2005, the Company amended the plan to require participants to contribute fifty percent of health insurance premiums under the plan beginning September 1, 2005.

Statement No. 106 requires the Company to estimate the total cost of providing post-retirement benefits and recognize that cost over the employees’ service period. Prior to retroactively applying Statement No. 106, the Company recognized the benefit cost using the cash basis of accounting. The benefits are funded through the purchase of medical insurance for each retiree each year. The Company continues to fund the Plan on a “pay-as-you-go” basis.

The Company has evaluated its post-retirement benefit arrangements in accordance with FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retirement benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company’s post-retirement benefit costs do not reflect amounts associated with the subsidy because it is unable to conclude whether the benefits provided by the Plan are actuarially equivalent to Medicare Part D.

The accompanying statements of income and cash flows for the three month period ended March 31, 2004 have been restated to include additional benefit expense related to the Plan of $50,522 and for the related deferred income tax benefit of $17,678.

The discussion which follows reflects, as applicable, restated amounts for the three months ended March 31, 2004.

Results of Operations

For the quarter ended March 31, 2005, the Company reported net income of approximately $352,000, or $0.03 per common share on a diluted basis compared to net income of $216,000 or $0.02 per common share on a diluted basis reported for the same period of 2004. Pre-tax income for the quarter ended March 31, 2005 increased $308,000 to $517,000 from $209,000 for the quarter ended March 31, 2004. Net income for the first quarter of 2004 was affected by $80,000 of income tax benefits, primarily from a refund pertaining to state research and development tax credits that lowered the effective tax rate for the quarter. Net income for the first quarter of 2004 was also negatively impacted by $53,000 of accrued severance costs paid throughout the second and third quarters of 2004.

The Company generated revenue of $4,949,000 for the first quarter ended March 31, 2005, an increase of $393,000 or 9% over sales of $4,556,000 for the first quarter of 2004. Overall sales were led by an 18% increase in blood pressure product sales generated primarily by a 30% increase in sales to original equipment manufacturers (“OEM”), an 11% increase in vital signs monitors sales and a 30% increase in sales of vital signs monitors into the veterinary market under a private label distribution agreement. Neonatal product sales increased by 38% primarily driven by strong demand for the Company’s Klear-Trace® ECG electrodes. Partially offsetting these increases was a 25% decline in sales of apnea monitors and accessories.

The cost of product sold as a percentage of revenues was 54.6% for the three month period ended March 31, 2005, compared to 55.1% for the same period of 2004. The reduction in the cost of product sold as a percentage of revenues is generally product mix related.

Form 10-QSB
March 31, 2005

Research and Development (“R&D”) expenses decreased $21,000 or 8%, to $253,000 for the three months ended March 31, 2005 compared to $274,000 for the first three months of 2004. Increases in reimbursements from the National Institutes of Health (“NIH”) under established grant programs of $112,000 compared to prior year were primarily responsible for the decrease in R&D expenses for this period which were partially offset by increased salaries and related fringe benefits and clinical expenses. The Company has ongoing grant programs with the NIH and anticipates continued reimbursements under these programs during the remainder of 2005.

Selling, general and administrative expenses (“S,G&A”) decreased $64,000, or approximately 4%, to $1,472,000 or 30% of revenues for the three months ended March 31, 2005, compared to $1,536,000 or 34% of revenues for the first three months of 2004. Increased field sales travel and entertainment expenses and increased legal expenses were offset by decreases in advertising, promotional materials and meetings and conventions costs. S,G&A expenses for the first quarter of 2005 include approximately $40,000 of outside accounting and actuarial fees related to the Company’s restatement of its prior years financial results.

Interest expense was $3,000 for the first quarter of 2005 compared to interest expense of $28,000 for the first quarter of 2004.

The provision for income taxes of $165,500 for the first quarter of 2005 reflects an expected effective rate of approximately 32% for 2005. The combined estimated federal and state effective tax rate is lower than the statutory rate as a result of anticipated R&D tax credits. The income tax benefit of $7,000 for the first quarter of 2004 reflects a provision for income taxes at an effective tax rate of 35% offset by an $80,000 income tax benefit resulting primarily from a refund pertaining to state research and development tax credits.

Financial Condition, Liquidity and Capital Resources

At March 31, 2005, the Company's cash and cash equivalents totaled $1,702,000 compared to $1,973,000 at December 31, 2004. Working capital increased by $139,000 to $6,245,000 at March 31, 2005, from $6,106,000 on December 31, 2004. The Company’s current ratio improved to 5.0 to 1 from 4.0 to 1.

Cash provided by operations for the three months ended March 31, 2005 was $85,000 compared to $771,000 for the first three months of the prior year. Payments of federal income taxes and employee bonuses and increases in inventory were primarily responsible for the decrease in cash provided by operations compared to the three months ended March 31, 2004.

Cash used by investing activities was $364,000 for the first quarter of 2005 compared to $35,000 for the first quarter of the prior year reflecting increased expenditures for equipment and intangible assets. Equipment purchases of $308,000 were primarily related to the acquisition and installation of the Company’s new enterprise resource planning system, leasehold improvements related to a three year facilities lease agreement effective December 2004 and manufacturing inspection equipment.

Cash provided by financing activities for the first quarter of 2005 was $8,000 compared to cash used of $211,000 for the first quarter of the prior year. During the first quarter of 2004, the Company repaid $219,000 of outstanding debt obligations.

The Company has a $3,000,000 line-of-credit with its bank which expires in September 2005. Borrowings under the line-of-credit are payable on demand and bear interest at the bank's base rate which may change from time to time (5.75% at March 31, 2005). At March 31, 2005, there were no borrowings under the line of credit. Under the terms of the loan agreement, the Company is permitted to borrow against accounts receivable and inventories according to pre-established criteria. Substantially all assets of the Company are required to be pledged as collateral for borrowings under the line-of-credit.

Form 10-QSB
March 31, 2005

The Company believes that its source of funds consisting of cash and cash equivalents and funds available from the revolving credit facility will be sufficient to meet its current and expected requirements over the next twelve months. Although there can be no assurance that the Company’s revolving credit facility will be renewed, management believes that, if needed, it would be able to find alternative sources of funds on commercially acceptable terms.

Critical Accounting Judgments and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The Company’s estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 3 to our financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2004. There were no significant changes in critical accounting estimates during the three months ended March 31, 2005.

ITEM 3 CONTROLS AND PROCEDURES

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

In response to a material weakness in the Company’s disclosure controls and procedures as of December 31, 2004, during the quarter ended March 31, 2005 the Company implemented internal control improvements to insure that its benefit plans are reviewed and properly accounted for. There have been no other changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2 and 32.1 to this report.

Form 10-QSB
March 31, 2005

PART II - OTHER INFORMATIION

ITEM 6 EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a) of Louis P. Scheps, President and Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) of Jeffery A. Baird, Chief Financial Officer
32.1	Certification of Periodic Financial Report of Louis P. Scheps, President and Chief Executive Officer and Jeffery A. Baird, Chief Financial Officer

Form 10-QSB
March 31, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAS MEDICAL SYSTEMS, INC. (Registrant)

Date: May 12, 2005	By:	/s/ Louis P. Scheps
Louis P. Scheps
Chairman of the Board, President and Chief Executive Officer

Date: May 12, 2005	By:	/s/ Jeffery A. Baird
Jeffery A. Baird
Chief Financial Officer