Form 10QSB
period 2005-06-30
CAS MEDICAL SYSTEMS INC
filed 2005-08-11
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.004 par value  9,937,119 shares as of August 1, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Form 10-QSB
June 30, 2005

INDEX

PART 1	Financial Information	Page No.

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2005
	and December 31, 2004	3

	Condensed Consolidated Statements of Income for the Three and Six
	Months Ended June 30, 2005 and 2004 (Restated)	5

	Condensed Consolidated Statements of Cash Flow for the Six
	Months Ended June 30, 2005 and 2004 (Restated)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3	Controls and Procedures	16

PART II	Other Information

Item 4	Submission of Matters to a Vote of Security Holders	16

Item 6	Exhibits	17

Signatures		18

Form 10-QSB
June 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

Assets	June 30,	December 31,
	2005	2004
Current Assets:
Cash and cash equivalents	$1,506,026	$1,973,452
Accounts receivable, net of allowance
for doubtful accounts	3,656,492	2,929,167
Inventories	4,871,938	2,662,686
Deferred income taxes	210,972	250,342
Other current assets	231,876	355,367

Total current assets	10,477,304	8,171,014

Property and Equipment:
Land and improvements	535,000	535,000
Building and improvements	1,477,398	1,473,698
Leasehold improvements	106,761	—
Machinery and equipment	3,480,122	2,908,376
	5,599,281	4,917,074

Accumulated depreciation and amortization	(2,840,074)	(2,649,031)
Property and equipment, net	2,759,207	2,268,043

Intangible and other assets, net	207,513	167,990

Deferred income taxes	384,954	385,935

Goodwill	3,093,586	—

Total assets	$16,922,564	$10,992,982

Form 10-QSB
June 30, 2005

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
Liabilities and Stockholders’ Equity	2005	2004

Current Liabilities:
Accounts payable	$1,543,873	$734,939
Income taxes	178,288	417,130
Accrual for business acquisition	427,093	—
Accrued expenses	789,020	854,410
Current portion of long-term debt	557,107	58,929
Total current liabilities	3,495,381	2,065,408

Long-term debt, less current portion	4,707,253	1,034,495

Retirement benefit obligation	777,559	736,988

Stockholders’ Equity:
Common stock, $.004 par value per share,
19,000,000 shares authorized, 10,017,494 and
9,959,173 shares issued at June 30, 2005 and
December 31, 2004, respectively, including
shares held in treasury	40,070	39,837
Additional paid-in capital	3,083,994	3,031,387
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Retained earnings	4,919,787	4,186,347
Total stockholders’ equity	7,942,371	7,156,091
Total liabilities and stockholders’ equity	$16,922,564	$10,992,982

The accompanying notes are an integral part of these financial statements.

Form 10-QSB
June 30, 2005

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2004		2004
	2005	Restated	2005	Restated

REVENUES:	$5,882,755	$4,882,875	$10,831,266	$9,439,317

OPERATING EXPENSES:
Cost of product sales	3,262,918	2,723,502	5,966,108	5,233,413
Research and development	282,574	246,866	535,304	520,515
Selling, general and administrative	1,726,754	1,490,801	3,198,993	3,026,805

Operating income	610,509	421,706	1,130,861	658,584

Interest expense	33,796	21,410	36,741	49,190
Income before income taxes	576,713	400,296	1,094,120	609,394

Income taxes	195,180	138,757	360,680	131,430
NET INCOME	$381,533	$261,539	$733,440	$477,964

Weighted average number of
common shares outstanding:
Basic	9,908,087	9,786,568	9,898,875	9,755,285

Diluted	11,567,912	11,065,039	11,512,587	11,048,745

Earnings per common share:
Basic	$0.04	$0.03	$0.07	$0.05

Diluted	$0.03	$0.02	$0.06	$0.04

The accompanying notes are an integral part of these financial statements

Form 10-QSB
June 30, 2005

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)
	Six Months Ended
		June 30,
	June 30,	2004
	2005	Restated
OPERATING ACTIVITIES:
Net income	$733,440	$477,964
Adjustments to reconcile net income to
net cash (used in) provided by operating activities:
Depreciation and amortization	239,919	242,531
Deferred income taxes	16,107	(4,355)
Changes in operating assets and liabilities:
Accounts receivable	(306,971)	784,041
Inventories	(788,856)	(606,574)
Other current assets	139,844	335,344
Retirement benefit obligation	40,571	101,044
Accrual for business acquisition	427,093	—
Accounts payable and accrued expenses	(555,840)	345,557

Net cash (used) provided by operating activities	(54,693)	1,675,552

INVESTING ACTIVITIES:
Purchase of property and equipment	(438,561)	(268,663)
Business acquisition, net of cash acquired of $250,060	(4,111,721)	—
Purchase of intangible assets	(84,473)	(59,477)

Net cash used by investing activities	(4,634,755)	(328,140)

FINANCING ACTIVITIES:
Repayments under notes payable	—	(207,398)
Repayments under long-term debt	(30,821)	(634,129)
Proceeds from long-term debt agreement	4,200,000	—
Purchase of stock held for treasury	—	(101,480)
Proceeds from issuance of common stock	52,843	123,730

Net cash provided by (used in) financing activities	4,222,022	(819,277)

Change in cash and cash equivalents	(467,426)	528,135

CASH AND CASH EQUIVALENTS, beginning of period	1,973,452	881,087

CASH AND CASH EQUIVALENTS, end of period	$1,506,026	$1,409,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$31,255	$55,840
Cash paid for income taxes	$678,191	$173,506

The accompanying notes are an integral part of these financial statements.

Form 10-QSB
June 30, 2005

CAS Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2005
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

As described in Note 4, on May 15, 2005 the Company acquired all of the outstanding capital stock of Statcorp, Inc. (“Statcorp”). Statcorp develops, assembles and sells blood pressure cuffs, liquid infusion devices, and blood transfusion filters used in the healthcare and medical industry. The results of operations of Statcorp are included in the accompanying financial statements from the acquisition date. All significant inter-company balances and transactions have been eliminated in consolidation.

(2)	Basis of Presentation

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-KSB for the year ended December 31, 2004. The condensed balance sheet as of December 31, 2004 was derived from the audited financial statements for the year then ended.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2005, and the results of its operations for the three and six months ended June 30, 2005 and 2004 (restated) and its cash flows for the six months ended June 30, 2005 and 2004 (restated) have been included in the accompanying unaudited financial statements. The results of operations for interim periods are not necessarily indicative of the expected results for the full year 2005.

Certain 2004 balances have been reclassified to conform to the current year’s presentation.

(3)	Restatement

During the 2004 year-end audit, management, together with the Audit Committee of the Board of Directors, determined that its accounting with respect to a postretirement benefit plan (the “Plan”) was not in accordance with Financial Accounting Standards Board Statement No. 106, “Accounting for Post-Retirement Benefits Other than Pensions”. Under Statement No. 106, companies are required to estimate the total future costs of providing postretirement benefits and recognize that cost over the employees service period. During January 2002, the Company established the Plan for its qualifying employees who reach age sixty-five and have provided ten years of service to the Company. The Plan provides certain prescription drug and supplemental health benefits for Medicare qualified retirees of the Company. The Company’s obligation under the Plan is to provide benefits under an insurance contract paid on behalf of the participants. As described in Note 9, the Company modified the Plan during February 2005 to reduce its costs to the Company.

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

Form 10-QSB
June 30, 2005

The accompanying statement of income for the three month period ended June 30, 2004 has been restated to include additional benefit expense related to the Plan of $50,522 and for the related deferred income tax benefit of $17,677. The accompanying statements of income and cash flows for the six month period ended June 30, 2004 have been restated to include additional benefit expense related to the Plan of $101,044 and for the related deferred income tax benefit of $35,355.

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

(4)	Acquisition

On May 15, 2005, the Company entered into a Stock Purchase Agreement (the “Agreement”) with respect to the purchase of 100% of the outstanding capital stock of Statcorp, Inc. (“Statcorp”) from its stockholders. Statcorp, based in Jacksonville, Florida, develops, assembles and sell blood pressure cuffs, liquid infusion devices, and blood transfusion filters for worldwide use in the medical industry. The acquisition enhances the Company’s position in the non-invasive blood pressure monitoring market by offering a complete, low cost, high performance accessories solution to its customers to complement its proprietary monitoring products and OEM technology. Statcorp also enjoys certain key OEM, private label, and distributor relationships which the Company may seek to expand to its other product lines.

The initial purchase price was $4,200,000 in cash, subject to a post-closing working capital adjustment. The purchase price is also subject to adjustment based upon certain post-closing revenues over the twelve-month period effective with the consummation of the Agreement. Under the Agreement, the purchase price may be increased in increments up to a maximum of $1,000,000 depending upon the level of such sales recorded during the twelve months ending May 15, 2006. If, however, Statcorp’s applicable revenues for this period fall below a certain base amount, the purchase price will be reduced in increments ranging from $175,000 to $700,000.

As of June 30, 2005, the Company had accrued a $404,583 contingent payment with respect to the working capital adjustment provided for under the Agreement. Such consideration was paid on July 6, 2005.

The preliminary allocation of the initial purchase price to the assets acquired and the liabilities assumed was based upon internal valuations and other information. Certain transaction costs of $184,281 were incurred to effect the transaction, of which $161,771 were paid in the three month period ended June 30, 2005.

The following table sets forth the components of the purchase price as of June 30, 2005:

Cash paid	$4,200,000
Working capital adjustment payable	404,593
Transaction costs	184,281
Total purchase price	$4,788,874

The following table provides the preliminary allocation of the purchase price to the estimated fair values of the acquired assets and assumed liabilities:

Cash	$250,060
Accounts receivable	420,354
Inventory	1,521,059
Other current assets	16,353

 Form 10-QSB
June 30, 2005

Property and equipment	243,646
Goodwill	3,093,586
Other intangibles	3,926
Accounts payable	(579,067)
Accrued expenses	(108,616)
Deferred income taxes	(56,455)
Capital lease obligations	(15,972)
$4,788,874

The results of operations of Statcorp are included in the Company’s consolidated income statement beginning on the acquisition date of May 15, 2005.

(5)	Pro Forma Disclosures Related to Acquisition

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of Statcorp, consummated on May 15, 2005, had occurred as of the beginning of the periods presented. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisition actually occurred on the first day of the periods presented or indicative of results that may occur in the future.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net Revenues ($000’s)	$6,841.3	$6,233.8	$13,623.8	$12,071.3
Net Income ($000’s)	$478.4	$331.5	$901.9	$577.0
Net Income per
Common share
- Basic	$0.05	$0.03	$0.09	$0.06
- Diluted	$0.04	$0.03	$0.08	$0.05

(6) Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2005	2004

Raw material	$3,595,252	$1,727,578
Work-in-process	41,185	144,628
Finished inventory	1,235,501	790,480
	$4,871,938	$2,662,686

(7)	Goodwill

Goodwill is the cost in excess of the fair value of net assets acquired. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. In connection with the acquisition of Statcorp the Company recorded goodwill of $3,093,586. The Company will evaluate the carrying value of goodwill for potential impairment at least annually.

Form 10-QSB
June 30, 2005

(8)	Warranty Costs

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

A summary of the changes in the Company’s warranty accrual follows:

	Six Months Ended June 30,
	2005	2004

Beginning balance	$122,000	$122,000
Provisions	38,000	59,000
Warranty costs incurred	(38,000)	(59,000)
Ending balance	$122,000	$122,000

(9)	Post-Retirement Health Benefit Plan

Components of the net periodic benefit cost of the Company’s post-retirement health benefit plans were as follows:

	Three Months Ended June 30		Six Months Ended June 30,

	2005	2004	2005	2004

Service cost	$9,980	$22,216	$26,616	$44,432
Interest cost	7,444	11,729	19,706	23,459
Prior service cost recognition	(8,258)	28,265	7,832	56,530
Gain recognition	(31)	(5,002)	(420)	(10,005)
Net periodic benefit cost	$8,852	$57,208	$53,734	$114,416

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

Plan health insurance premiums paid by the Company were approximately $16,000 and $12,500 for the six months ended June 30, 2005 and 2004, respectively. The Company expects that premium payments will approximate $26,000 in 2005.

(10)	Earnings per Common Share

The Company computes basic earnings per share by dividing net income by the weighted average number of shares of common stock outstanding during the period. No potentially dilutive securities are included in the denominator. Diluted earnings per share assumes the exercise or conversion of dilutive securities. Warrants to purchase 22,500 shares of the Company’s common stock outstanding at June 30, 2004 were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, their inclusion would have been anti-dilutive. Stock options to purchase 147,500

Form 10-QSB
June 30, 2005

shares of the Company’s common stock were similarly not included for the periods ended June 30, 2005.

The following summarizes the Company’s calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
		2004		2004
	2005	Restated	2005	Restated

Net income	$381,533	$261,539	$733,440	$477,964

Weighted average shares outstanding	9,908,087	9,786,568	9,898,875	9,755,285

Dilutive effect of warrants and options	1,659,825	1,278,471	1,613,712	1,293,460

Total weighted average shares of
dilutive securities outstanding	11,567,912	11,065,039	11,512,587	11,048,745

Earnings per share:
Basic	$0.04	$0.03	$0.07	$0.05

Diluted	$0.03	$0.02	$0.06	$0.04

(11)	Stock-Based Compensation

The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of the grant. The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations where, generally, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Had compensation cost for the stock option awards been determined to be consistent with SFAS No. 123, the Company’s net income and earnings per share would have been changed to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30		June 30
		2004		2004
	2005	Restated	2005	Restated
Net income:
As reported	$381,533	$261,539	$733,440	$477,964
Compensation expense for stock
options based on fair value	146,639	25,541	215,343	26,642
Pro forma	$234,894	$235,998	$518,097	$451,322

Form 10-QSB
June 30, 2005

Earnings per share:
As reported - Basic	$0.04	$0.03	$0.07	$0.05
Pro forma - Basic	$0.02	$0.02	$0.05	$0.05
As reported - Diluted	$0.03	$0.02	$0.06	$0.04
Pro forma - Diluted	$0.02	$0.02	$0.05	$0.04

SFAS No. 123R, “Share-Based Payment” requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company is required to adopt SFAS No. 123R on January 1, 2006. The Company has not yet evaluated the likely effects on its financial statements.

(12)	Financing Arrangements

On May 16, 2005, the Company consummated a $4,200,000 fixed rate loan agreement at 6% with its primary lender to finance the acquisition of Statcorp. The loan is payable beginning July 1, 2005 in eighty-four monthly installments of approximately $61,000. Under the terms of the loan agreement, the Company is required to meet certain financial covenants including, but not limited to, debt service coverage and debt to net worth ratios.

 The Company has a $3,000,000 line-of-credit with its bank which expires in September 2005. Borrowings under the line-of-credit are payable on demand and bear interest at the bank’s base rate which may change from time to time (6.0% at June 30, 2005). At June 30, 2005 there were no borrowings under the line of credit. Under the terms of the loan agreement, the Company is permitted to borrow against accounts receivable and inventories according to pre-established criteria. The Company expects to extend the maturity date of the line-of-credit agreement in the third quarter of 2005.

Substantially all assets of the Company are pledged as collateral under its financing arrangements.

(13)	Grant Awards

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

During the three months ended June 30, 2005 and 2004, approximately $141,000 and $115,000, respectively, of such research and development costs were reimbursed under the grants. During the six months ended June 30, 2005 and 2004, approximately $251,000 and $144,000, respectively, of such costs were reimbursed. Funding provided to the Company is being recorded as a reduction in R&D expenses. The Company recognizes the reimbursement on an accrual basis as the qualifying costs are incurred.

The Company is pursuing additional NIH grants to support its NIRS research.

Form 10-QSB
June 30, 2005

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

The accompanying statement of income for the three month period ended June 30, 2004 have been restated to include additional benefit expense related to the Plan of $50,522 and for the related deferred income tax benefit of $17,678. The accompanying statements of income and cash flows for the six month period ended June 30, 2004 have been restated to include additional benefit expense related to the Plan of $101,044 and for the related deferred income tax benefit of $35,355.

The discussion which follows reflects, as applicable, restated amounts for the three months and six months ended June 30, 2004.

Results of Operations

For the three months ended June 30, 2005, the Company reported net income of approximately $382,000, or

Form 10-QSB
June 30, 2005

$0.03 per common share on a diluted basis compared to net income of $262,000 or $0.02 per diluted share reported for the same period of 2004. For the six months ended June 30, 2005, the Company reported net income of approximately $733,000, or $0.06 per diluted share compared to net income of $478,000, or $0.04 per diluted share for the six months ended June 30, 2004.

The Company generated revenues of $5,883,000 for the three months ended June 30, 2005, an increase of $1,000,000, or 20%, over revenues of $4,883,000 for the three months ended June 30, 2004. Included in the results for the second quarter of 2005 are approximately forty five days of sales from Statcorp, acquired on May 15, 2005, which accounted for $822,000 of the increase in overall sales. Revenues were also led by a 16% increase in blood pressure product sales generated primarily by increases in sales to original equipment manufacturers (“OEM”) and vital signs monitor sales. Partially offsetting these increases were reductions in sales of apnea products. Apnea results continue to reflect soft market conditions.

The Company recorded revenues of $10,831,000 for the six months ended June 30, 2005, an increase of $1,392,000, or 15%, over the $9,439,000 recorded for the six months ended June 30, 2004. Sales of Statcorp products accounted for $822,000 of the increase in overall sales. Blood pressure product sales accounted for the balance of the increase and were led by increases in OEM sales and sales of vital signs monitors and accessories. Partially offsetting these increases was a decline in Apnea product sales.

The cost of product sold as a percentage of revenues was 55.4% for the three month period ended June 30, 2005, compared to 55.8% for the same period of 2004. Cost of product sold for the first six months of 2005 was 55.1% compared to 55.4% for the same period of the prior year. The reduction in the cost of product sold as a percentage of revenues for both periods is generally product mix related.

Research and Development (“R&D”) expenses increased $36,000 or 14%, to $283,000 for the three months ended June 30, 2005 compared to $247,000 for the three months ended June 30, 2004. The increase in R&D spending resulted primarily from salaries and related benefits, engineering project costs, facilities related costs resulting from the Company’s lease commitment to separately house certain of its R&D efforts, and a reduction in reimbursements from the National Institutes of Health (“NIH”) under established grant programs. R&D expenses increased $14,000, or 3%, to $535,000 for the six months ended June 30, 2005 compared to $521,000 for the six months ended June 30, 2004. Increases in salaries and related benefits, facilities costs, travel and entertainment and engineering project material costs were partially offset by an increase in NIH reimbursements. R&D expenses before reimbursements increased 18% to $787,000, or 7% of revenues for the six months ended compared to $665,000, or 7% of revenues for the first six months of the prior year. The Company has ongoing grant programs with the NIH and anticipates continued reimbursements under these programs during the remainder of 2005.

Selling, general and administrative expenses (“S,G&A”) increased $236,000, or approximately 16%, to $1,727,000 or 29.4% of revenues for the three months ended June 30, 2005, compared to $1,491,000 or 30.5% of revenues for the second quarter of 2004. S,G&A expenses of Statcorp accounted for $152,000 of the increase. S,G&A spending, excluding Statcorp expenses, increased $84,000, or 6%. Increased marketing expenses including meetings and convention costs were primarily responsible for the remainder of the increase in S,G&A expenses. S,G&A expenses increased $172,000, or approximately 5.7%, to $3,199,000 or 29.5% of revenues for the six months ended June 30, 2005 compared to $3,027,000 or 32.1% for the same period of the prior year. Statcorp expenses of $152,000 were primarily responsible for the increase in S,G&A expenses. Increases in domestic selling expenses including salaries, commissions and related fringe benefits and travel and entertainment expenses were primarily responsible for the balance of the increase in S,G&A expenses.

Interest expense increased to $34,000 for the second quarter of 2005 compared to $21,000 for the second quarter of 2004. $32,000 of the interest expense pertained to the Statcorp acquisition loan consummated on May 16, 2005. Interest expense decreased to $37,000 for the six months ended June 30, 2005 compared to $49,000 for the first six months of the prior year. Interest expense of $32,000 pertaining to the acquisition loan was primarily responsible for the overall interest expense recorded. Interest expense of $49,000 for the prior year was primarily related to certain outstanding bank term debt that the Company subsequently paid off in advance during the second and third quarters of 2004, and the Company’s mortgage on its main facility.

Form 10-QSB
June 30, 2005

The provision for income taxes of $195,000 and $361,000, respectively, for the three and six months ended June 30, 2005 reflects an expected effective rate of approximately 33% for 2005. The combined estimated federal and state effective tax rate is lower than the statutory rate as a result of anticipated R&D tax credits. The provision for income taxes for the first six months of 2004 reflects a provision for income taxes at an effective tax rate of 35% offset by an $80,000 income tax benefit resulting primarily from a refund pertaining to state R&D tax credits.

Financial Condition, Liquidity and Capital Resources

At June 30 2005, the Company’s cash and cash equivalents totaled $1,506,000 compared to $1,973,000 at December 31, 2004. Working capital increased by $876,000 to $6,982,000 at June 30, 2005, from $6,106,000 on December 31, 2004. The Company’s current ratio declined to 3.0 to 1 from 4.0 to 1.

Cash used in operations for the six months ended June 30, 2005 was $55,000 compared to cash provided by operations of $1,676,000 for the first six months of the prior year. Payments of federal income taxes and employee bonuses and increases in accounts receivable and inventories were primarily responsible for the decrease in cash provided by operations compared to the six months ended June 30, 2004.

Cash used by investing activities was $4,635,000 for the six months ended June 30, 2005 compared to $328,000 for the first six months of the prior year reflecting $197,000 of increased expenditures for equipment and intangible assets and $4,112,000 for the purchase of Statcorp. Equipment purchases of $439,000 were primarily related to the acquisition and installation of the Company’s new enterprise resource planning system and related hardware upgrades, leasehold improvements related to a three year facilities lease agreement effective December 2004 and manufacturing inspection equipment.

Cash provided by financing activities for the six months ended June 30, 2005 was $4,222,000 compared to cash used of $819,000 for the first six months of the prior year. During May 2005, the Company entered into a fixed rate multi-year obligation for $4,200,000 with its bank to fund the Statcorp acquisition. During the second quarter of 2004, the Company repaid $634,000 of outstanding debt obligations.

The Company has a $3,000,000 line-of-credit with its bank which expires in September 2005. Borrowings under the line-of-credit are payable on demand and bear interest at the bank’s base rate which may change from time to time (6.0% at June 30, 2005). At June 30, 2005, there were no borrowings under the line of credit. Under the terms of the loan agreement, the Company is permitted to borrow against accounts receivable and inventories according to pre-established criteria. Substantially all assets of the Company are required to be pledged as collateral for borrowings under the line-of-credit. The Company expects to extend the maturity date of the line-of-credit agreement in the third quarter of 2005.

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

Critical Accounting Judgments and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The Company’s estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals. The Company bases its estimates on historical experience and on

Form 10-QSB
June 30, 2005

various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 3 to our financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2004. There were no significant changes in critical accounting estimates during the six months ended June 30, 2005.

ITEM3	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2 and 32.1 to this report.

PART II- OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held on June 15, 2005, two proposals were voted upon by the Company’s stockholders. A brief description of each proposal voted upon at the annual meeting and the number of votes cast for, against and withheld, as well as the number of abstentions and broker non-votes to each proposal are set forth below.

1) Election of members of the Board of Directors, each for a term of one year

Nominee	For	Against

Louis P. Scheps	8,567,490	25,928
Lawrence S. Burstein	8,572,270	21,148
Jerome S. Baron	8,567,440	25,978
Saul S. Milles	8,567,586	25,832

Form 10-QSB
June 30, 2005

2) Ratification of the appointment of UHY LLP as auditor for the Company for the fiscal year ending December 31, 2005

For	Against	Abstain

8,561,275	16,915	15,228

There were no broker non-votes with respect to Proposals 1 and 2.

ITEM 6 EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a) of Louis P. Scheps, President and Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) of Jeffery A. Baird, Chief Financial Officer
32.1	Certification of Periodic Financial Report of Louis P. Scheps, President and Chief Executive Officer and Jeffery A. Baird, Chief Financial Officer

Form 10-QSB
June 30, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAS MEDICAL SYSTEMS, INC. (Registrant)

Date: August 11, 2005	By:	/s/ Louis P. Scheps
Louis P. Scheps
Chairman of the Board, President and Chief Executive Officer

Date: August 11, 2005	By:	/s/ Jeffery A. Baird
Jeffery A. Baird
Chief Financial Officer