Form 10QSB
period 2005-09-30
CAS MEDICAL SYSTEMS INC
filed 2005-11-14
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.004 par value 10,023,460 shares as of November 1, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INDEX

PART I	Financial Information	Page No.

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2005
	and December 31, 2004	3

	Condensed Consolidated Statements of Income for the Three and Nine
	Months Ended September 30, 2005 and 2004 (Restated)	5

	Condensed Consolidated Statements of Cash Flow for the Nine
	Months Ended September 30, 2005 and 2004 (Restated)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3	Controls and Procedures	16

PART II	Other Information

Item 5	Other Information	17

Item 6	Exhibits	18

Signatures		19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

Assets	September 30,	December 31,
	2005	2004
Current Assets:
Cash and cash equivalents	$1,089,673	$1,973,452
Accounts receivable, net of allowance
for doubtful accounts	4,001,343	2,929,167
Inventories	5,969,395	2,662,686
Deferred income taxes	194,866	250,342
Other current assets	267,883	355,367

Total current assets	11,523,160	8,171,014

Property and Equipment:
Land and improvements	535,000	535,000
Building and improvements	1,584,159	1,473,698
Machinery and equipment	3,612,122	2,908,376
	5,731,281	4,917,074

Accumulated depreciation and amortization	(2,962,462)	(2,649,031)

Property and equipment, net	2,768,819	2,268,043

Intangible and other assets, net	305,411	167,990

Deferred income taxes	417,167	385,935

Goodwill	3,093,586	—

Total assets	$18,108,143	$10,992,982

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
Liabilities and Stockholders’ Equity	2005	2004

Current Liabilities:
Accounts payable	$2,587,020	$734,939
Accrued expenses	957,821	854,410
Income taxes payable	237,162	417,130
Current portion of long-term debt	565,589	58,929

Total current liabilities	4,347,592	2,065,408

Long-term debt, less current portion	4,563,115	1,034,495

Retirement benefit obligation	779,829	736,988

Stockholders’ Equity:
Common stock, $.004 par value per share,
19,000,000 shares authorized, 10,048,860 and
9,959,173 shares issued at September 30, 2005 and
December 31, 2004, respectively, including
shares held in treasury	40,196	39,837
Additional paid-in capital	3,126,519	3,031,387
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Retained earnings	5,352,372	4,186,347

Total stockholders’ equity	8,417,607	7,156,091

Total liabilities and stockholders’ equity	$18,108,143	$10,992,982

The accompanying notes are an integral part of these financial statements.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2004		2004
	2005	Restated	2005	Restated

REVENUES:	$7,476,075	$5,035,463	$18,307,341	$14,474,780

OPERATING EXPENSES:
Cost of product sales	4,382,906	2,666,280	10,349,014	7,899,693
Research and development	364,939	209,479	900,243	729,994
Selling, general and administrative	2,017,819	1,558,791	5,216,812	4,585,596
	6,765,664	4,434,550	16,466,069	13,215,283

Operating income	710,411	600,913	1,841,272	1,259,497
Interest expense	63,517	13,314	100,258	62,504

Income before income taxes	646,894	587,599	1,741,014	1,196,993

Income taxes	214,309	203,752	574,989	335,182

NET INCOME	$432,585	$383,847	$1,166,025	$861,811

Weighted average number of
common shares outstanding:
Basic	9,952,587	9,829,573	9,916,779	9,729,429

Diluted	11,831,984	11,027,432	11,648,523	11,032,739

Earnings per common share:
Basic	$0.04	$0.04	$0.12	$0.09

Diluted	$0.04	$0.03	$0.10	$0.08

The accompanying notes are an integral part of these financial statements

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)
	Nine Months Ended
	September 30,
		2004
	2005	Restated
OPERATING ACTIVITIES:
Net income	$1,166,025	$861,811
Adjustments to reconcile net income to
net cash (used) provided by operating activities:
Depreciation and amortization	393,242	375,313
Provision for doubtful accounts	—	43,000
Deferred income taxes	(32,213)	(53,033)
Changes in operating assets and liabilities:
Accounts receivable	(1,271,822)	541,168
Inventories	(1,785,650)	(943,803)
Other current assets	103,836	359,338
Retirement benefit obligation	42,841	151,566
Accounts payable, accrued expenses and
income taxes payable	1,698,668	765,748

Net cash provided by operating activities	314,927	2,101,108

INVESTING ACTIVITIES:
Purchase of property and equipment	(570,561)	(398,783)
Business acquisition, net of cash acquired of $250,060	(4,538,814)	—
Purchase of intangible assets	(213,305)	(72,176)

Net cash used by investing activities	(5,322,680)	(470,959)

FINANCING ACTIVITIES:
Repayments under notes payable	—	(219,619)
Repayments under long-term debt	(171,517)	(902,046)
Proceeds from long-term debt agreement	4,200,000	—
Purchase of stock held for treasury	—	(101,480)
Proceeds from issuance of common stock	95,491	137,697

Net cash provided (used) by financing activities	4,123,974	(1,085,448)

Change in cash and cash equivalents	(883,779)	544,701

CASH AND CASH EQUIVALENTS, beginning of period	1,973,452	881,087

CASH AND CASH EQUIVALENTS, end of period	$1,089,673	$1,425,788

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$118,876	$75,177
Cash paid for income taxes	$833,858	($ 171,794)
The accompanying notes are an integral part of these financial statements.

CAS Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2005

(1)    The Company

CAS Medical Systems, Inc. (“CAS” or the “Company”) is a Delaware corporation that was organized in 1984. The Company designs, manufactures and markets medical products, specifically blood pressure measurement technology, vital signs measurement equipment, cardio-respiratory monitoring equipment and supplies for neonatal intensive care. These products are sold by the Company through its own sales force, via distributors and pursuant to original equipment manufacturer agreements both internationally and in the United States. The Company has several other products in various stages of development that it believes will add to and complement its current product lines.

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

In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been included in the accompanying financial statements. The results of operations for interim periods are not necessarily indicative of the expected results for the full year.

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

The accompanying statement of income for the three month period ended September 30, 2004 has been restated

to include additional benefit expense related to the Plan of $50,522 and for the related deferred income tax benefit of $17,677. The accompanying statements of income and cash flows for the nine month period ended September 30, 2004 have been restated to include additional benefit expense related to the Plan of $151,566 and for the related deferred income tax benefit of $53,033.

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

(4)    Acquisition

On May 15, 2005, the Company entered into a Stock Purchase Agreement (the “Agreement”) with respect to the purchase of 100% of the outstanding capital stock of Statcorp, Inc. (“Statcorp”) from its stockholders. Statcorp, based in Jacksonville, Florida, develops, assembles and sells blood pressure cuffs, liquid infusion devices, and blood transfusion filters for worldwide use in the medical industry. The acquisition enhances the Company’s position in the non-invasive blood pressure monitoring market by offering a complete, low cost, high performance accessories solution to its customers to complement its proprietary monitoring products and OEM technologies. Statcorp also enjoys certain key OEM, private label, and distributor relationships which the Company may seek to expand to its other product lines.

The initial purchase price was $4,200,000 in cash, subject to a post-closing working capital adjustment. The purchase price is also subject to adjustment based upon certain post-closing revenues over the twelve-month period effective with the consummation of the Agreement. Under the Agreement, the purchase price may be increased in increments up to a maximum of $1,000,000 depending upon the level of such sales recorded during the twelve months ending May 15, 2006. If, however, Statcorp’s applicable sales for this period fall below a certain base amount, the purchase price will be reduced in increments ranging from $175,000 to $700,000.

As of September 30, 2005, the Company had paid $404,583 with respect to the working capital adjustment provided for under the Agreement. Such consideration was paid on July 6, 2005.

The preliminary allocation of the initial purchase price to the assets acquired and the liabilities assumed was based upon internal valuations and other information. Certain transaction costs of $184,281 were incurred to effect the transaction.

The following table sets forth the components of the purchase price as of September 30, 2005:

Cash paid	$4,200,000
Working capital adjustment	404,593
Transaction costs	184,281
Total purchase price	$4,778,874

The following table provides the preliminary allocation of the purchase price to the estimated fair values of the acquired assets and assumed liabilities:

Cash	$250,060
Accounts receivable	420,354
Inventories	1,521,059
Other current assets	16,353
Property and equipment	243,646
Goodwill	3,093,586

Other intangible assets	3,926
Accounts payable	(579,067)
Accrued expenses	(108,616)
Deferred income taxes	(56,455)
Capital lease obligations	(15,972)
$4,778,874

The results of operations of Statcorp are included in the Company’s consolidated statement of income beginning on the acquisition date of May 15, 2005.

(5)    Pro Forma Disclosures Related to Acquisition

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of Statcorp had occurred as of the beginning of the periods presented. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisition actually occurred on the first day of the periods presented or indicative of results that may occur in the future.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Net Revenues ($000’s)	$7,476.1	$6,480.2	$21,099.9	$18,551.6
Net Income ($000’s)	$432.6	$462.4	$1,411.6	$1,098.5
Net Income per
Common share -
Basic	$0.04	$0.05	$0.14	$0.11
Diluted	$0.04	$0.04	$0.12	$0.10

(6)    Inventories

  Inventories consisted of the following:

	September 30,	December 31,
	2005	2004

Raw material	$4,453,749	$1,727,578
Work-in-process	70,152	144,628
Finished goods	1,445,494	790,480
	$5,969,395	$2,662,686

(7)    Goodwill

Goodwill is the cost in excess of the fair value of net assets acquired. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. In connection with the acquisition of Statcorp, the Company has recorded goodwill of $3,093,586. The Company will evaluate the carrying value of goodwill for potential impairment at least annually.

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

A summary of the changes in the Company’s warranty accrual follows:

	Nine Months Ended September 30,
	2005	2004

Beginning balance	$122,000	$122,000
Provisions	61,334	94,475
Warranty costs incurred	(61,334)	(94,475)
Ending balance	$122,000	$122,000

(9)    Post-Retirement Health Benefit Plan

Components of the net periodic benefit cost of the Company’s post-retirement health benefit plan was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

Service cost	$9,980	$22,217	$36,596	$66,648
Interest cost	7,444	11,729	27,150	35,189
Prior service cost recognition	(8,258)	28,265	(426)	84,795
Gain recognition	(314)	(5,003)	(734)	(15,008)
Net periodic benefit cost	$8,852	$57,208	$62,586	$171,624

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

Plan health insurance premiums paid by the Company were approximately $19,700 and $20,050 for the nine months ended September 30, 2005 and 2004, respectively. The Company expects that premium payments will approximate $26,300 in 2005.

(10)    Earnings per Common Share

The Company computes basic earnings per share by dividing net income by the weighted average number of shares of common stock outstanding during the period. No potentially dilutive securities are included in the denominator. Diluted earnings per share assumes the exercise or conversion of dilutive securities. Warrants to purchase 22,500 shares of the Company’s common stock outstanding at September 30, 2004 were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, their inclusion would have been anti-dilutive. Stock options to purchase 147,500 shares of the Company’s common stock were similarly not included for the periods ended September 30, 2005.

The following summarizes the Company’s calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
		2004		2004
	2005	Restated	2005	Restated

Net income	$432,585	$383,847	$1,166,025	$861,811

Weighted average shares outstanding, used to
calculate basic earnings per share	9,952,587	9,829,573	9,916,779	9,729,429

Dilutive effect of warrants and options	1,879,397	1,197,859	1,731,744	1,303,310

Total weighted average shares of dilutive
securities outstanding, used to calculate
diluted earnings per share	11,831,984	11,027,432	11,648,523	11,032,739

Earnings per share:
Basic	$0.04	$0.04	$0.12	$0.09

Diluted	$0.04	$0.03	$0.10	$0.08

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
		2004		2004
	2005	Restated	2005	Restated
Net income:
As reported	$432,585	$383,847	$1,166,025	$861,811
Compensation expense for stock
options based on fair value	137,823	25,541	353,165	52,182
Pro forma	$294,762	$358,306	$812,860	$809,629

Earnings per share:
As reported - Basic	$0.04	$0.04	$0.12	$0.09
Pro forma - Basic	$0.03	$0.04	$0.08	$0.08
As reported - Diluted	$0.04	$0.03	$0.10	$0.08
Pro forma - Diluted	$0.02	$0.03	$0.07	$0.07

SFAS No. 123R, “Share-Based Payment” requires that a public entity measure the cost of equity-based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company is required to adopt SFAS No. 123R on January 1, 2006. The Company has not yet evaluated the likely effects on its financial statements.

(12)    Financing Arrangements

On May 16, 2005, the Company consummated a $4,200,000 fixed rate loan agreement at 6% with its bank lender to finance the acquisition of Statcorp. The loan was payable beginning July 1, 2005 in eighty-four monthly installments of approximately $61,000. Under the terms of the loan agreement, the Company is required to meet certain financial covenants including, but not limited to, debt service coverage and debt to net worth ratios.

On August 29, 2005, the Company renewed its $3,000,000 line-of-credit with its bank lender. The maturity date of this agreement has been extended for two years and expires on September 1, 2007. Borrowings under the line-of-credit are payable on demand and bear interest at the bank’s base rate which may change from time to time (6.75% at September 30, 2005). At September 30, 2005 there were no borrowings under the line of credit. Under the terms of the loan agreement, the Company is permitted to borrow against accounts receivable and inventories according to pre-established criteria.

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

During the three months ended September 30, 2005 and 2004, approximately $210,000 and $160,000, respectively, of certain research and development costs were reimbursed under the grants. During the nine months ended September 30, 2005 and 2004, approximately $461,000 and $304,000, respectively, of such costs were reimbursed. Funding provided to the Company is being recorded as a reduction in R&D expenses. The Company recognizes the reimbursement on an accrual basis as the qualifying costs are incurred.

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

The accompanying statements of income for the three month period ended September 30, 2004 have been restated to include additional benefit expense related to the Plan of $50,522 and for the related deferred income tax benefit of $17,678. The accompanying statements of income and cash flows for the nine month period ended September 30, 2004 have been restated to include additional benefit expense related to the Plan of $151,566 and for the related deferred income tax benefit of $53,033.

The discussion that follows reflects, as applicable, restated amounts for the three months and nine months ended September 30, 2004.

Results of Operations

For the three months ended September 30, 2005, the Company reported net income of approximately $433,000, or $0.04 per common share on a diluted basis compared to net income of $384,000 or $0.03 per diluted share reported for the same period of 2004. For the nine months ended September 30, 2005, the Company reported net income of approximately $1,166,000, or $0.10 per diluted share compared to net income of $861,811, or $0.08 per diluted share for the nine months ended September 30, 2004.

The Company generated revenues of $7,476,000 for the three months ended September 30, 2005 an increase of $2,441,000, or 48%, over revenues of $5,035,000 for the three months ended September 30, 2004. Sales of Statcorp products accounted for $1,810,000 of the increase in revenues. Increases in blood pressure product sales of 14%, primarily from sales of vital signs monitors, accounted for the remainder of the increase in revenues.

The Company recorded revenues of $18,307,000 for the nine months ended September 30, 2005, an increase of $3,832,000, or 26%, over the $14,475,000 recorded for the nine months ended September 30, 2004. Sales of Statcorp products accounted for $2,632,000 of the increase in overall sales. Increases in blood pressure product sales of 16% and neonatal product sales of 14% accounted for the balance of the increase in revenues. Partially offsetting these increases was a decline in Apnea product sales.

The cost of product sold was $4,383,000 or 58.6% of revenues for the three month period ended September 30, 2005, compared to $2,666,000 or 53.0% for the same period of 2004. Cost of product sold for the first nine months of 2005 was $10,349,000 or 56.5% compared to $7,900,000 or 54.6% for the same period of the prior year. The increase in cost of products sold as a percentage of revenues for both periods is related to the lower average gross margins on products sold by Statcorp. Cost of products sold as a percentage of revenues for all other products combined were slightly lower for both periods reported.

Research and Development (“R&D”) expenses increased $156,000 to $365,000 for the three months ended September 30, 2005 compared to $209,000 for the three months ended September 30, 2004. R&D expenses increased $170,000, or 24%, to $900,000 for the nine months ended September 30, 2005 compared to $730,000 for the nine months ended September 30, 2004. The increase in R&D spending for both periods resulted primarily from engineering project spending, professional consulting fees and facilities related costs resulting from the Company’s lease commitment to separately house certain of its R&D efforts which were partially offset by increases in reimbursements from the National Institutes of Health (“NIH”) under established grant programs. R&D expenses before reimbursements increased 31.7% to $1,361,000 or 7.4% of revenues for the nine months ended compared to $1,034,000 or 7.1% of revenues for the first nine months of the prior year. The Company has ongoing grant programs with the NIH and anticipates continued reimbursements under these programs during the remainder of 2005.

Selling, general and administrative expenses (“S,G&A”) increased $459,000, to approximately $2,018,000 or 27.0% of revenues for the three months ended September 30, 2005, compared to $1,559,000 or 31.0% of revenues for the three months ended September 30, 2004. S,G&A expenses of Statcorp accounted for $288,000 of the increase. General and administrative (“G&A”) expenses accounted for $130,000 of the remainder of the $171,000 increase in S,G&A expenses. S,G&A expenses increased $631,000, to $5,217,000 or 28.5% of revenues for the nine months ended September 30, 2005 compared to $4,586,000 or 31.7% of revenues for the same period of the prior year. Statcorp expenses of $440,000 were primarily responsible for the increase in S,G&A expenses. Increases in marketing salaries and related fringe benefits and G&A expenses were primarily responsible for the balance of the increase in S,G&A expenses.

Interest expense increased to $64,000 for the third quarter of 2005 compared to $13,000 for the third quarter of 2004. Interest expense for the nine months ended September 30, 2005 was $100,000 compared to $63,000 for the nine months ended September 30, 2004. The increase in interest expense for both periods resulted from the Statcorp acquisition loan consummated on May 16, 2005. Interest expense for the prior year was primarily related to certain outstanding bank term debt that the Company subsequently paid off in advance during the second and third quarters of 2004, and the Company’s mortgage on its main facility.

The provision for income taxes of $214,000 and $575,000, respectively, for the three and nine months ended September 30, 2005 reflects an expected effective rate of approximately 33% for 2005. The combined estimated federal and state effective tax rate is lower than the statutory rate as a result of anticipated R&D tax credits. The provision for income taxes for the first nine months of 2004 reflects an effective tax rate of 35% offset by an $80,000 income tax benefit resulting primarily from a refund pertaining to state R&D tax credits.

Financial Condition, Liquidity and Capital Resources

At September 30, 2005, the Company’s cash and cash equivalents totaled $1,090,000 compared to $1,973,000 at December 31, 2004. Working capital increased by $1,070,000 to $7,176,000 at September 30, 2005, from $6,106,000 on December 31, 2004. The Company’s current ratio declined to 2.7 to 1 from 4.0 to 1 partially due to the rise in inventory and associated accounts payable and to the effects of consolidating Statcorp as of May 15, 2005 which had lower levels of working capital and related ratios.

Cash provided by operations for the nine months ended September 30, 2005 was $315,000 compared to $2,101,000 for the first nine months of the prior year. Increases in inventories and accounts receivable were primarily responsible for the decrease in cash provided by operations compared to the nine months ended September 30, 2004. Inventory increases partially resulted from delays in the launch of a new product for which components have been purchased. Also, management increased inventory purchases during the third quarter of 2005 in anticipation of significant orders for its vital signs monitors, a portion of which were planned to be shipped during early fourth quarter 2005. These orders primarily relate to the Company’s blanket purchasing agreement with the Veterans Administration. In addition, Statcorp increased inventory levels in anticipation of the Company’s transition of its blood pressure cuff product line to the Statcorp line. The Company expects to consume these materials in the fourth quarter of 2005. Additionally, Statcorp has increased its inventory levels in order to improve customer order fulfillment. Income before depreciation and amortization and increases in accounts payable and accrued expenses offset increases in inventory and accounts receivable and decreases in income taxes payable. During the first nine months of 2005, the Company paid $834,000 in income taxes compared to $172,000 of refunds received during the first nine months of 2004.

Cash used by investing activities was $5,323,000 for the nine months ended September 30, 2005 compared to $471,000 for the first nine months of the prior year reflecting $313,000 of increased expenditures for equipment and intangible assets and $4,539,000 for the purchase of Statcorp. Equipment purchases of $571,000 were primarily related to the acquisition and installation of the Company’s new enterprise resource planning system and related hardware upgrades, leasehold improvements related to a three year facilities lease agreement effective December 2004, and manufacturing inspection equipment.

Cash provided by financing activities for the nine months ended September 30, 2005 was $4,124,000 compared to cash used of $1,085,000 for the first nine months of the prior year. During May 2005, the Company entered into a fixed rate multi-year obligation for $4,200,000 with its bank to fund the Statcorp acquisition. During the first nine months of 2004, the Company repaid $1,122,000 of outstanding debt obligations.

On August 29, 2005, the Company renewed its $3,000,000 line-of-credit with its bank lender. The maturity date of this agreement has been extended for two years and expires on September 1, 2007. Borrowings under the line-of-credit are payable on demand and bear interest at the bank’s base rate which may change from time to time (6.75% at September 30, 2005). At September 30, 2005 there were no borrowings under the line of credit. Under the terms of the loan agreement, the Company is permitted to borrow against accounts receivable and inventories according to pre-established criteria.

Substantially all assets of the Company are pledged as collateral under its financing arrangements.

The Company believes that its source of funds consisting of cash generated from operating activities and funds available from the revolving credit facility will be sufficient to meet its current and expected requirements over the next twelve months. Management believes that, if needed, it would be able to find incremental sources of funds on commercially acceptable terms.

Critical Accounting Judgments and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based upon the un-audited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The Company’s estimates include those related to revenue recognition, the valuation of inventories, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 3 to our financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2004. There were no significant changes in critical accounting estimates during the nine months ended September 30, 2005.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2 and 32.1 to this report.

PART II - OTHER INFORMATION

ITEM 5 OTHER INFORMATION

Modification to Loan Agreement

On August 29, 2005, the Company entered into a Modification Agreement with NewAlliance Bank pursuant to which it renewed its $3,000,000 line-of-credit with NewAlliance Bank. The maturity date of the line of credit has been extended for two years and expires on September 1, 2007. Borrowings under the line-of-credit are payable on demand and bear interest at the bank’s base rate which may change from time to time (6.75% at September 30, 2005). At September 30, 2005 there were no borrowings under the line of credit. Under the terms of the loan agreement, the Company is permitted to borrow against accounts receivable and inventories according to pre-established criteria. Substantially all assets of the Company are pledged as collateral under this and the Company’s other debt financing arrangements. The foregoing description of the Modification Agreement does not purport to be complete and is qualified in its entirety by reference to the Modification Agreement, a copy of which is filed as Exhibit 10.2 hereto and incorporated herein by reference.

Amendment to Employment Agreement

On November 8, 2005, the Company entered into Amendment Number Six (the “Amendment”), dated as of September 1, 2005, to its Employment Agreement with Louis P. Scheps, its Chairman of the Board, President and Chief Executive Officer. Pursuant to the Amendment, Mr. Scheps shall be employed by the Company as President and Chief Executive Officer, and shall serve as a director of the Company if elected by the stockholders, through March 31, 2007. Mr. Scheps will then serve as a part-time employee in a senior executive role from April 1, 2007 through March 31, 2009 and will remain as a director of the Company if elected by the stockholders. Mr. Scheps will continue to serve as Chairman of the Board during the term of the employment agreement if elected as such by the Board of Directors. Pursuant to the Amendment, as of October 1, 2005, Mr. Scheps will be compensated at an annual salary of $275,000. Commencing April 1, 2007 through March 31, 2009 Mr. Scheps will be compensated at an annual salary of $100,000. From October 1, 2005 to October 1, 2007 the Company will maintain life insurance coverage for Mr. Scheps naming Mr. Scheps as the insured party in an amount not less than $250,000. Further, the Company will use commercially reasonable efforts to secure continuation of Mr. Scheps Company paid life insurance for the period October 1, 2007 to March 31, 2009 in amounts commensurate with existing coverage of $250,000.

The change of control provisions of the employment agreement were revised pursuant to the Amendment such that if a Change of Control (as defined) occurs and Mr. Scheps’ employment terminates for any reason after such Change of Control occurs, including termination by Mr. Scheps, Mr. Scheps will be paid a lump sum of $275,000 within ten (10) days of such termination. Notwithstanding the foregoing if the Change of Control occurs on or after April 1, 2007, Mr. Scheps will be entitled to $100,000, rather than $275,000, except that if an agreement of sale or merger agreement is executed while Mr. Scheps is being paid at the $275,000 rate but the Change of Control is not consummated until after April 1, 2007 then his payment under this provision will be equal to $275,000 rather than $100,000.

The Amendment defines “Change of Control” as (i) a sale of all or substantially all of the Company’s assets, (ii) a merger involving the Company in which the Company’s stockholders prior to the merger control less than fifty percent of the voting stock of the surviving entity, (iii) a sale by the Company’s stockholders to an acquirer or acquirers action in concert of more than a majority of the then outstanding stock of the Company owned by the Company’s stockholders, or (iv) any event similar to any of the foregoing.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

ITEM 6    EXHIBITS

10.1	Amendment Number Six to Employment Agreement between the Company and Louis P. Scheps
10.2	Modification Agreement to Line of Credit Loan Agreement dated August 29, 2005 between the Company and NewAlliance Bank
31.1	Certification pursuant to Rule 13a-14(a) of Louis P. Scheps, President and Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) of Jeffery A. Baird, Chief Financial Officer
32.1	Certification of Periodic Financial Report of Louis P. Scheps, President and Chief Executive Officer and Jeffery A. Baird, Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAS MEDICAL SYSTEMS, INC. (Registrant)

Date: November 14, 2005	By:	/s/ Louis P. Scheps
By: Louis P. Scheps
Chairman of the Board, President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Jeffery A. Baird
By: Jeffery A. Baird
Chief Financial Officer