Form 10KSB
period 2005-12-31
CAS MEDICAL SYSTEMS INC
filed 2006-03-23
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2005

Commission File Number 0-13839

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

Common Stock, $.004 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

The Registrant's revenues for the fiscal year ended December 31, 2005 were $26,884,421.

The aggregate market value of common equity held by non-affiliates of the Registrant as of March 1, 2006 based upon the last sale price of such stock on that date on the NASDAQ Capital Market was $108,545,624. The number of shares of the Registrant's Common Stock outstanding as of March 1, 2006 was 10,326,336.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 14, 2006 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Form 10-KSB.

Transitional Small Business Disclosure format (check one):   Yes ☐  No ☒

PART I

This report may contain information that includes or is based on forward-looking statements within the meaning of the federal securities laws that are subject to risks and uncertainties. These statements may be identified by the use of words such as "anticipates," "expects," "estimates," "projects," "intends" and "believes" and variations thereof and other terms of similar meaning. Factors that could cause the Company's actual results and financial condition to differ from the Company's expectations include, but are not limited to: price and product competition; rapid technological changes; dependence on new product development; failure to introduce new products effectively or on a timely basis; the mix of products sold; supply and prices of raw materials and products; customer demand for the Company’s products; regulatory actions; changes in reimbursement levels from third-party payors; product liability claims; changes in economic conditions that adversely affect the level of demand for the Company's products; changes in foreign exchange markets; changes in financial markets; and changes in the competitive environment. While the Company believes that the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

Item 1.     Description of Business

The Company

CAS Medical Systems, Inc. ("CAS" or the "Company") is a Delaware corporation organized in 1984. The Company designs, manufactures and markets medical products, specifically blood pressure measurement technology, blood pressure cuffs, vital signs measurement equipment, cardio-respiratory monitoring equipment and supplies for neonatal intensive care. The Company’s products are designed to improve the quality of patient care and provide exceptional value and performance. The Company has several products in various stages of development that it believes will add to and complement its current product lines.

On May 15, 2005, CAS completed the purchase of all of the outstanding capital stock of Statcorp, Inc. from its stockholders for cash. The cost of the acquisition was $4.8 million including a post-closing working capital adjustment and direct acquisition costs. An additional purchase adjustment may be required based upon post-closing revenues of Statcorp for the twelve month period following the closing date. Statcorp, a privately-owned company based in Jacksonville, Florida, develops, assembles and sells liquid infusion devices, blood pressure cuffs, and blood transfusion filters for worldwide use in the medical industry.

Principal Products and Services

Blood Pressure Measurement Technology

The Company has developed a proprietary non-invasive blood pressure technology, MAXNIBP®. The Company believes this technology is more accurate, reliable, and able to produce a measurement result faster than its competitors. These advantages strengthen the Company’s competitive position, especially in clinical situations where measurements can be difficult. The Company has entered into original equipment manufacturer (“OEM”) agreements to supply its MAXNIBP technology in the form of modules to various companies throughout the world. These modules are used in larger monitoring systems where non-invasive blood pressure is but one measurement parameter. The Company’s OEM agreements are typically multi-year arrangements.

Blood Pressure Cuffs

The Company offers a full line of disposable and reusable blood pressure cuffs. The product line includes cuffs and pressure infusers manufactured by Statcorp, Inc. which was purchased by CAS in 2005. The blood pressure cuffs can be used on patients from neonate through adult, as well as veterinary patients, and complement the Company’s MAXNIBP blood pressure measurement technology.

Vital Signs Monitoring Equipment

The Company offers two platforms of vital signs monitors incorporating various combinations of measurement parameters. The product lines include options for measurement of non-invasive blood pressure using the Company’s proprietary MAXNIBP technology, pulse oximetry, electro-cardiography, temperature, and capnography. CAS monitors are ideal for a range of clinical settings (both human and veterinary) including emergency medical service, medical/surgical units, out-patient care, and procedural sedation. The Company also offers a full line of disposable and reusable blood pressure cuffs to complement its monitors.

Cardio-Respiratory Monitoring Equipment

The CAS line of cardio-respiratory monitors is used to monitor apnea in home-based and hospital settings. The Company’s product line includes two of the industry’s best selling infant apnea monitoring products and has the broadest range of capabilities available. The AMI® and 511 monitors allow cardio-respiratory and pulse oximetry monitoring and recording for a range of patients. Proprietary CAS Express® software saves patient data from the monitors and generates reports for review by the clinician.

Supplies for Neonatal Intensive Care

The Company’s specialty neonatal supplies are a foundation of its business. CAS has a long record of producing high quality products designed specifically to meet the unique needs of neonatal intensive care. The varied product line includes Klear-Trace® ECG Electrodes, NeoGuard® skin temperature probes and adhesive reflectors, SoftCheck® neonatal blood pressure cuffs, BiliBottoms™ light permeable diapers for use during phototherapy, and the Premie Nestie® neonatal positioning device.

Sales and Marketing

The Company markets its products throughout North America, through hospital, alternate site, homecare, veterinarian and emergency medical distribution channels.

Sales in the United States are conducted by specialty distributors working under both exclusive and non-exclusive arrangements in conjunction with nine full time Company field managers. International sales are conducted through exclusive distributors in the European, Pacific Rim and Latin American regions and Canada working together with regional sales consultants and one employee located outside of the United States.

The Company also sells its non-invasive blood pressure technology, in the form of sub-assemblies to be joined to multi-parameter hospital monitors, to various firms operating on both a domestic and international basis. The Company is in the process of pursuing other OEM agreements.

	Financial Information Relating to Sales
	Year Ended December 31
	2005	2004
Domestic Sales	$21,891,805	$15,589,202
Export Sales	4,992,616	4,470,070
	$26,884,421	$20,059,272

Competition

The Company competes in the medical equipment market where there are many suppliers with greater financial and personnel resources that sell a broad line of both commodity products and monitoring equipment and have a dedicated selling capability. The Company's products primarily serve the hospital and emergency medical services markets. The Company’s equipment is compact, portable, lightweight and user-friendly. The monitors maintain a high, professional standard of accuracy and quality in demanding environments such as those encountered in hospital and transport situations. With respect to all of its products, the Company competes on the basis of price, features, product quality and promptness of delivery and overall quality of customer service.

Customers

During 2005 and 2004, the Company had sales to Medtronic, Inc. which accounted for approximately 14% and 18% of net sales, respectively.

Research and Development

During 2005 and 2004, the Company incurred expenses of approximately $2,150,000 and $1,554,000, respectively, on activities relating to research, the development of new products and the improvement of existing products. These amounts are before consideration of reimbursements received from the National Institutes of Health (“NIH”) further explained under Grant Awards below. Net research and development (“R&D”) expenses after reimbursements from the NIH approximated $1,631,000 for 2005 and $1,032,000 for 2004.

The Company’s 2005 development efforts were largely focused on the design and development of its patented Near-Infrared Spectroscopy (“NIRS”) technology. The NIRS technology has multiple potential applications and the company has selected its first target development to be a monitor that can non-invasively measure brain oxygenation levels in adults during cardiac bypass and other high risk surgeries. The Company has been actively researching the technology since 1999 and believes it can create a unique proprietary system. These development efforts culminated in the successful 510(k) clearance of the NIRS system during December 2005. Further development work is expected in 2006 to continue to refine the system with a market launch planned for the end of 2006.

Each year, there are over 500,000 cardiac and carotid surgeries performed in the United States. Following these procedures, approximately one in sixteen patients, or 6%, experience severe adverse cerebral outcomes. Additionally, 500,000 people in the United States undergo high risk surgery with similar risks. Approximately 17-23% of people undergoing cardiopulmonary bypass surgery suffer from cerebral venous oxygen de-saturation, resulting in compromised cognitive outcomes. Continuous oxygen delivery is critical for the brain, which is among the most susceptible organs to oxygen deprivation. After about ten seconds of brain ischemia, loss of consciousness will occur. After about 20 seconds, electrical activity in the brain will stop. In just a few minutes, a person experiencing brain ischemia will begin to sustain irreversible brain damage. If cerebral tissue oxygen de-saturation can be detected before it reaches a critical point, there is an opportunity for interventions to occur to minimize or prevent permanent damage. As a result, the Company believes that monitoring brain oxygenation via cerebral oximetry is a vital new tool for improving surgical outcomes as described above.

Additional development efforts focused on the design and development of the new Model 750C and 750E series cardio-respiratory monitors; along with continued support of the 740 series vital signs monitors, our proprietary non-invasive blood pressure technology and apnea monitor and neonatal product support.

The Company’s 2005 research efforts were again centered on the NIRS platform. Adult and neonatal clinical studies continued at various sites and following successful adult volunteer testing were expanded to include a cardiac outcome study and a general adult surgery outcome study. Clinical studies to date have shown significant promise and have led to the Company’s decision to continue to aggressively pursue the development of a commercial product in the emerging market of cerebral oximetry. The Company holds one U.S. patent, and has several patents pending on the technology and intends to actively seek additional patent protection.

The Company continues to develop and expand its patient monitoring capabilities by adding new complimentary physiological parameters. This will enable the Company to attempt to increase sales penetration into key markets for the Company’s products.

Grant Awards

The Company has in prior years been awarded various grants by the National Institute of Neurological Disorders and Stroke of the NIH under its Small Business Innovative Research Program. Grants under this program are being used to support its NIRS development. In accordance with the terms of these grants, the Company is being reimbursed for certain qualifying expenditures. Such grant awards are providing substantial support for the Company’s clinical efforts which are being undertaken at multiple adult and neonatal sites.

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

Reimbursements were approximately $531,000 for 2005 and $521,000 for 2004. Funding provided to the Company is being recorded as a reduction in R&D expenses. The Company is pursuing additional NIH grants to support its NIRS research.

Trademarks, Patents and Copyrights

Certificates of Registration have been issued to the Company by the United States Department of Commerce Patent and Trademark Office for the following marks: CAS®, Pedisphyg®, OscilloMate®, NeoGuard®, Tuff-Cuff®, Limboard®, Klear-Trace®, Premie Nestie®, MAXNIBP®, and the heart shaped mark for use as a thermal reflector and the Company's corporate logo. The Company continues to use the Safe-Cuff™, BiliBottoms™ and CAS Express™ common law trademarks. The Company also holds trademarks for the Event-Link® monitoring system, the Edentec Assurance® monitor, Edentrend® software and the AMI® and AMI® Plus monitors.

The Company holds various patents for its blood pressure measurement technology which it believes provide it with a competitive market advantage. In addition, it has patents with respect to apnea monitor technology. Although the Company holds such patents and has patents pending related to certain of its products, it does not believe that its business as a whole is significantly dependent upon patent protection with the exception of the Near Infra Red Spectroscophy (NIRS) cerebral oximetry technology.

The NIRS cerebral oximetry technology has one U.S. patent issued (US 6,456,862 B2). In addition, we currently have two patent applications pending in the United States, including one with a request for continuation examination application (“RCE”). We believe the design concepts covered in our current patent applications and provisional patent applications are important to providing a cerebral oximeter capable of absolute brain tissue oxygenation measurement.

Many other patents have previously been issued to third parties involving optical spectroscopy and the interaction of light with tissue, some of which relate to the use of optical spectroscopy and NIRS in the area of brain metabolism monitoring. We are not aware of any infringement by our products of the claims of any issued patents, and no charge of patent infringement has been asserted against us.

The Company also relies on trade secret, copyright and other laws and on confidentiality agreements to protect our technology.

The Company has copyright protection for the software used in its blood pressure and apnea monitors.

The Company will continue to actively seek patent, trademark and copyright protections as it deems advisable to protect the market for its products and its R&D efforts.

We believe that neither our patents nor our other legal rights will necessarily prevent third parties from developing or using a similar or a related technology to compete against our products.

Employees

As of December 31, 2005, the Company had 144 employees, of which 143 were full-time. The Company has no collective bargaining agreements and believes that relations with its employees are good.

Government Regulation

Medical products of the type currently being marketed and under development by the Company are subject to regulation under the Food, Drug and Cosmetic Act (the "FDC Act") and numerous acts and amendments such as the Quality System Regulations (“QSR”), often referred to as Good Manufacturing Practices (“GMP's”).

In addition, depending upon product type, the Company must also comply with those regulations governing the Conduct of Human Investigations, Pre-Market Approval Regulations and other requirements, as promulgated by the Food and Drug Administration (“FDA”). The FDA is authorized to inspect a device, its labeling and advertising, and the facilities in which it is manufactured in order to ensure that the device is not manufactured or labeled in a manner which could cause it to be injurious to health.

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

The FDA has the authority to, among other things, deny marketing approval until all regulatory protocols are deemed acceptable, halt the shipment of defective products, and seize defective products sold to customers. Adverse publicity from the FDA, if any, could have a negative impact upon sales. The FDA completed a factory audit of the Company in March 2005. There were no material non-conformities.

Manufacturing and Quality Assurance

The Company assembles its products at its facilities in Branford, Connecticut and Jacksonville, Florida. The various components for the products, which include plastic sheeting, plastic moldings, wire, semi-conductor circuits, electronic and pneumatic components and power supplies, are obtained from outside vendors. The Company does not have any long-term contracts with its suppliers and believes that needed components are available from alternative sources if needed. While the Company has not experienced any sustained interruption in production or the supply of components and does not anticipate any difficulties in obtaining the components necessary to manufacture its products, there can be no assurance that the Company will continue to receive its components as needed and would be able to readily find alternative sources.

Quality control procedures are performed by the Company at its facilities and occasionally at its suppliers' facilities to standards set forth in the FDA's "Quality System Regulations." These procedures include the inspection of components and full testing of finished goods. The Company has a controlled environment where the final assembly of single-patient-use products is conducted.

ISO 9001 and 13485

In September 1996, the quality system at CAS was first certified to ISO 9001/EN 46001 by the accredited body, BSI Inc. This certification recognizes CAS for its achievement in implementing and maintaining a world-class quality system and prepares CAS for the use of the "CE" mark. The CE mark is now required for medical devices to gain access to the European Union common market. The FDA, recognizing the value of a universally accepted quality system, has patterned its Quality System Regulations after ISO 9001 and ISO 13485. CAS maintains full compliance with the FDA Quality System Regulations. In 2003, CAS became certified to another universal Quality System Standard, ISO 13485, meeting a requirement for sales in Canada, and in preparation for the termination of the 1994 version of ISO 9001 which ended August 31, 2003. In December 2005, the Company’s Branford, Connecticut facility achieved certification to ISO13485:2003, a process oriented quality system update. The Jacksonville, Florida facility is working toward certification which is presently scheduled for May 2006.

Backlog

The Company’s backlog includes orders pursuant to long-term OEM agreements as well as orders for products shippable on a current basis. Total backlog, therefore, is not a meaningful indicator of future sales. As of December 31, 2005, approximately $2,596,000 of total backlog was scheduled for shipment within the first quarter of 2006 as compared to $1,364,000 for the first quarter of the prior year.

Item 2.     Description of Property

The Company’s corporate facilities in Branford, Connecticut are situated on approximately 4.6 acres and comprise 24,000 square feet of office, laboratory and manufacturing space designed and constructed for the Company in 1998 at a total cost of approximately $1.9 million. The Company relocated to this facility during November 1998 and is the sole occupant. During January 1999, the Company entered into a nineteen-year, $1,310,000 mortgage obligation. The payments are approximately $9,750 per month. The mortgage, as amended, is secured by a first mortgage lien on the property.

The Company is leasing approximately 5,700 square feet of office and limited warehouse space at an adjacent facility under a three-year agreement effective December 1, 2004. Minimum annual rental expense is approximately $38,000 excluding apportioned real estate taxes and certain utility costs.

The Company’s subsidiary, Statcorp, is leasing approximately 17,500 square feet of warehouse and office space under a five-year agreement effective April 1, 2004. Minimum annual rental expense is approximately $102,000 excluding apportioned real estate taxes and certain common area maintenance charges.

The Company believes that its premises are adequately insured.

Item 3.     Legal Proceedings

No material legal proceedings involving the Company are pending at this time.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

On December 15, 2005, the common stock of the Company began trading on the NASDAQ Capital Market, under the symbol “CASM.” Prior to that date during 2005 and 2004, the Company’s common stock was traded on the Over-the-Counter Bulletin Board under the symbol “CAMY.OB.” The following table shows the high and low bid quotations for the Company's common stock during each quarterly period for the last two years. Over-the-Counter Bulletin Board prices reflect inter-dealer prices and may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

Quarter Ended	High	Low

March 31, 2004	$1.62	$1.27
June 30, 2004	$1.67	$1.21
September 30, 2004	$1.51	$1.29
December 31, 2004	$2.95	$1.33

March 31, 2005	$2.72	$2.20
June 30, 2005	$4.15	$2.33
September 30, 2005	$5.60	$3.75
December 31, 2005	$9.10	$4.21

The following table sets forth the approximate number of holders of record of common stock of the Company on December 31, 2005.

Title of Class	Number of Shareholders
Common stock, $.004 par value	2,030

No cash dividends have been declared on the Company's common stock during 2004 or 2005.

The Company did not issue any shares of common stock during the fourth quarter of 2005 that were not registered under the Securities Act. In addition, the Company did not repurchase any of its common stock during the fourth quarter of 2005.

Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Acquisition

On May 15, 2005, the Company purchased all the outstanding capital stock of Statcorp, Inc. The cost of the acquisition was $4.8 million. Additional cash up to $1,000,000 may be paid depending on Statcorp’s sales level for the twelve month period ending May 15, 2006. If, however, Statcorp’s sales level for such period are below specified amounts, the purchase price paid will be reduced in increments ranging from $175,000 to $700,000.

Statcorp develops, assembles and sells blood pressure cuffs, liquid infusion devices, and blood transfusion filters for worldwide use in the medical industry. The acquisition enhances the Company’s position in the non-invasive blood pressure monitoring market by enabling it to offer a complete, low cost, high performance accessories solution to its customers to compliment its proprietary monitoring products and OEM technologies. Statcorp also enjoys certain key OEM, private label, and distributor relationships which the Company may seek to expand to its other product lines.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net income for 2005 was $1,815,000 or $0.15 per common share on a diluted basis compared to $1,205,000 or $0.11 per diluted common share for 2004. During the fourth quarter of 2005, the Company recorded a $401,000 credit from the curtailment of its retirement benefit plan. Pre-tax income for 2005 was affected by a significant increase in research and development (“R&D”) expenses of $599,000 primarily pertaining to the development of the Company’s Near-Infrared Spectroscopy (“NIRS”) monitoring device. Reductions in selling, general and administrative (“S,G&A”) expenses as a percentage of sales contributed to the increase in operating income to $2,723,000 for 2005 compared to operating income of $1,708,000 in 2004.

Revenues for 2005 increased 34% or $6,825,000 to $26,884,000 from $20,059,000 for 2004. The growth in revenues was led by sales of Statcorp products which accounted for $4,386,000 of the increase. Sales of blood pressure products increased 34% and accounted for 45% of the increase in revenues. Sales to domestic customers including the Department of Veterans Affairs (“VA”) under the Company’s multi-year contract and sales to the veterinary market under a private-label distribution arrangement were primarily responsible for the increase in blood pressure product sales. Increases in neonatal product sales and service revenues also contributed to the overall growth in revenue. Partially offsetting the increase were reductions in sales of Apnea monitors and accessories.

Cost of products sold as a percentage of net revenues increased to 56.1% for 2005 from 54.4% for the prior year. The increase in cost of products sold as a percentage of revenue is related to the lower average gross margins on products sold by Statcorp. Cost of products sold for 2005 includes a net credit of $243,000 which includes a $301,000 credit related to the curtailment gain on the retirement benefit plan and $57,000 of retirement benefit expenses. 2004 includes $151,000 of retirement benefit expenses. Cost of products sold for 2005 excluding Statcorp and net retirement benefit credits were unchanged from 2004. The Company is continuing to pursue product cost reductions through improvements in manufacturing processes and inventory control, capital expenditures to replace aged equipment, adoption of company-wide quality initiatives and increases in employee training.

R&D expenses increased $599,000 or 58% to $1,631,000 for 2005 from $1,032,000 for 2004. R&D expenses are reported net of reimbursements received from the National Institutes of Health (“NIH”) primarily pertaining to the Company’s development of its Near-Infrared Spectroscopy (“NIRS”) technology. Amounts reimbursed from the NIH, including accruals, for 2005 and 2004 were $531,000 and $521,000, respectively. R&D expenses for 2005 and 2004 before reimbursement approximated 8.0% and 7.8% of revenues, respectively. R&D expenses before reimbursement reflected an increase of 39% for 2005 as compared to the prior year. Increased expenditures for salaries and related benefits, engineering project materials, clinical expenses and outside services were responsible for the increases in spending.

Selling, General and Administrative (“S,G&A”) expenses increased $1,176,000 or 19% to $7,439,000 or 27% of revenues for 2005 from $6,263,000 or 31% of revenues for 2004. Sales, marketing and administrative expenses of Statcorp accounted for $781,000 of the increase in expenses. General and administrative expenses (“G&A”) accounted for $180,000 or 7.2% of the increase in S,G&A expenses due to increases in legal fees, shareholder and investor communication expenses including NASDAQ listing fees and post-transaction travel and entertainment expenses pertaining to the Statcorp acquisition, and were partially offset by reductions in bad debt expense, depreciation and amortization and bonuses. G&A expenses for 2005 included a reduction in retirement benefit expenses of $112,000 compared to expenses of $51,000 for 2004. Increases in marketing salaries and related fringe benefits were primarily responsible for the remainder of the increase in S,G&A expenses.

Net interest expense increased $95,000 or 132% to $167,000 for 2005 from $72,000 for the prior year. Interest expense associated with the Statcorp acquisition loan accounted for $157,000 of the overall interest expense. Mortgage related interest expense partially offset by interest income from excess cash balances primarily accounted for the remainder of the net interest expense.

Income tax expense for 2005 was $741,000 compared to income tax expense of $430,000 for 2004. The provision for income taxes for 2005 represents an effective tax rate of 29% which is lower than the statutory rate primarily as a result of R&D and other tax credits. The provision for income taxes for 2004 represents an effective tax rate of approximately 26% resulting primarily from R&D and other tax credits and realized net operating loss carry forwards.

Financial Condition, Liquidity and Capital Resources

The Company’s cash and cash equivalents were $1,893,000 at December 31, 2005 compared to $1,973,000 at December 31, 2004. Working capital decreased $556,000 to $5,550,000 at December 31, 2005 from $6,106,000 at December 31, 2004. The Company’s current ratio declined to 2.9 to 1 from 4.0 to 1 partially due to the rise in inventory and associated accounts payable and to the effects of consolidating Statcorp as of May 15, 2005 which had lower levels of working capital and related ratios.

Cash provided by operations for 2005 was $1,150,000 compared to $2,689,000 for the prior year. The decrease resulted primarily from an increase in inventory and the non-cash curtailment gain on the Company’s retirement benefit plan.

Cash used by investing activities was $5,480,000 for 2005 compared to $506,000 for 2004 reflecting $450,000 of increased expenditures for equipment and intangible assets and $4,524,000 (net of cash acquired of $250,000) for the purchase of Statcorp. Equipment purchases of $657,000 were primarily related to the acquisition and installation of the Company’s new enterprise resource planning system and related hardware upgrades, leasehold improvements related to a three year facilities lease agreement effective December 2004, and manufacturing equipment.

Net cash provided by financing activities was $4,249,000 for 2005 compared to $1,090,000 used for 2004. During May 2005, the Company entered into a fixed rate seven year obligation with its bank for $4,200,000 to finance a portion of the Statcorp acquisition. During 2005, the Company repaid $389,000 of long-term debt and notes payable compared to payments of $1,136,000 during 2004 which included $582,000 of unscheduled term loan payments. During the second quarter of 2004, the Company purchased 86,000 shares of its common stock at fair value from a former employee for $101,500.

During August 2005, the Company renewed its $3,000,000 line-of-credit with its bank lender which expired on August 31, 2005 to August 31, 2007. Borrowings under the line-of-credit are payable on demand and bear interest at the bank’s base rate (7.25% at December 31, 2005) which may change from time to time. During 2005, there were no borrowings under the line of credit. Under the terms of the related agreement, the Company is permitted to borrow based on accounts receivable and inventories according to pre-established criteria. The bank has a first security interest on substantially all assets of the Company.

During 2006, the Company intends to significantly increase its spending associated with the NIRS cerebral oximeter, scheduled for launch by the end of the year. Such spending includes additional R&D, on-going clinical studies, marketing expenses, manufacturing start-up costs and capital expenditures. The Company believes that its sources of funds consisting of cash and cash equivalents, cash flow from operations and funds available from the revolving credit facility will be sufficient to meet its current and expected short-term requirements. Management believes that, if needed, it would be able to find additional sources of funds on commercially acceptable terms which may be required to support the Company’s long-term initiatives.

The following table sets forth a summary of the Company’s cash commitments under contractual obligations as of December 31, 2005:

Contractual Obligations	Total	One Year or Less	2 - 4 Years	5 - 7 Years	More Than Seven Years
Long-term debt	$4,990,317	$574,115	$1,943,752	$1,953,720	$518,730
Notes payable	206,359	206,359	—	—	—
Operating leases	361,469	159,877	195,787	5,805	—
Retirement benefit obligation, as amended	8,151	8,151	—	—	—
	$5,566,296	$948,502	$2,139,539	$1,959,525	$518,730

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than operating leases for office and warehouse space.

Critical Accounting Policies

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

Deferred Income Tax Assets--The Company has recorded deferred income tax assets for the estimated benefit of future tax deductions on inventories, property and equipment, retirement benefit obligation and other accruals and various tax credits. Based on the Company’s projection of future taxable income and certain prudent tax planning strategies, management believes its deferred income tax assets will be realized and no valuation allowance is necessary. Should circumstances change and the Company determine that some or all of the deferred income tax assets would not be realized, a valuation allowance would be recorded resulting in a charge to operations in the period the determination is made.

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

Recent Accounting Pronouncements

 In December 2004, the FASB released its final revised standard, FAS No. 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

FAS No. 123R does not mandate an option-pricing model to be used in determining fair value, but does require that the model selected consider certain variables. Different models would result in different valuations. Regardless of the method selected, significant judgment is required for some of the valuation variables. The most significant of these is the volatility of our common stock and the estimated term over which our stock options will be outstanding. The valuation calculation is sensitive to even slight changes in these estimates.

The Company is required to adopt FAS No. 123R on January 1, 2006. Although there will be no impact to our overall cash flows, the adoption of FAS No. 123R will have a material impact on our results of operations.

Item 7.     Financial Statements

Page

Report of UHY LLP, Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004	F-3

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2005 and 2004	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004	F-5

Notes to Consolidated Financial Statements	F-6 to F-17

Report of UHY LLP, Independent Registered Public Accounting Firm

Shareholders and Board of Directors
CAS Medical Systems, Inc:

We have audited the accompanying consolidated balance sheets of CAS Medical Systems, Inc. (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Standards Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  UHY LLP

New Haven, Connecticut
March 6, 2006

CAS MEDICAL SYSTEMS, INC.
Consolidated Balance Sheets
As of December 31, 2005 and 2004

ASSETS	2005	2004

CURRENT ASSETS:
Cash and cash equivalents	$1,892,584	$1,973,452
Accounts receivable, less allowance of $75,000 in 2005 and $94,000 in 2004	3,218,963	2,929,167
Inventories	5,592,807	2,662,686
Deferred income taxes	318,262	250,342
Other current assets	494,182	355,367
Total current assets	11,516,798	8,171,014

PROPERTY AND EQUIPMENT:
Land and improvements	535,000	535,000
Buildings and improvements	1,584,159	1,473,698
Machinery and equipment	3,698,457	2,908,376
	5,817,616	4,917,074
Accumulated depreciation	(3,080,160)	(2,649,031)

Property and equipment, net	2,737,456	2,268,043

INTANGIBLE AND OTHER ASSETS, net	360,186	167,990

GOODWILL	3,079,021	—

DEFERRED INCOME TAXES	224,620	385,935

Total assets	$17,918,081	$10,992,982

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$574,115	$58,929
Notes payable	206,359	—
Accounts payable	2,167,396	734,939
Income taxes payable	18,999	417,130
Accrued expenses	1,068,035	854,410
Total current liabilities	4,034,904	2,065,408

LONG-TERM DEBT, less current portion	4,416,202	1,034,495

RETIREMENT BENEFIT OBLIGATION	349,567	736,988

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
Series A cumulative convertible preferred stock, $.001 par
value per share, 1,000,000 shares authorized, no shares
issued or outstanding	—	—
Common stock, $.004 par value per share, 19,000,000
shares authorized, 10,027,860 and 9,959,173 shares issued
as of December 31, 2005 and 2004, respectively,
including shares held in treasury	40,456	39,837
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	3,176,911	3,031,387
Retained earnings	6,001,521	4,186,347
Total shareholders' equity	9,117,408	7,156,091

Total liabilities and shareholders' equity	$17,918,081	$10,992,982

See accompanying notes.

CAS MEDICAL SYSTEMS, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2005 and 2004

	2005	2004

NET SALES	$26,884,421	$20,059,272

OPERATING EXPENSES:
Cost of product sales	15,092,322	11,055,912
Research and development	1,630,681	1,032,445
Selling, general and administrative	7,438,511	6,263,352
	24,161,514	18,351,709
Operating income	2,722,907	1,707,563

Interest expense	166,613	72,432

Income before income taxes	2,556,294	1,635,131

Income taxes	741,120	430,246

NET INCOME	$1,815,174	$1,204,885

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	9,941,670	9,796,684

Diluted	11,729,347	11,128,643

EARNINGS PER COMMON SHARE:
Basic	$0.18	$0.12

Diluted	$0.15	$0.11

See accompanying notes.

CAS MEDICAL SYSTEMS, INC.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2005 and 2004

	Common Stock
	Issued		Held in Treasury		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

BALANCE, December 31, 2003	9,712,577	$38,851	—	—	$2,870,769	$2,981,462	$5,891,082

Net income						1,204,885	1,204,885
Common stock issued upon
exercise of stock options	246,596	986			146,651		147,637
Purchase of common stock for
treasury, from former employee
at fair value			86,000	$(101,480)			(101,480)
Tax benefit from exercise of
stock options					13,967		13,967

BALANCE, December 31, 2004	9,959,173	39,837	86,000	(101,480)	3,031,387	4,186,347	7,156,091

Net income						1,815,174	1,815,174
Common stock issued upon
exercise of stock options	124,375	498			99,063		99,561
Common stock issued under
Stock purchase plan	30,312	121			46,461		46,582

BALANCE, December 31, 2005	10,113,860	$40,456	86,000	$(101,480)	$3,176,911	$6,001,521	$9,117,408

See accompanying notes.

CAS MEDICAL SYSTEMS, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004

	2005	2004
OPERATING ACTIVITIES:
Net income	$1,815,174	$1,204,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	542,073	503,108
Deferred income taxes	36,940	80,691
Provision for doubtful accounts	4,000	38,000
Curtailment gain on retirement benefit plan	(400,739)
Changes in operating assets and liabilities:
Accounts receivable	126,558	339,892
Inventories	(1,409,062)	(392,070)
Other current assets	(122,462)	134,084
Accounts payable, income taxes and accrued expenses	544,296	577,866
Retirement benefit obligation	13,318	202,089

Net cash provided by operating activities	1,150,096	2,688,545

INVESTING ACTIVITIES:
Purchase of intangible assets	(299,214)	(80,722)
Purchase of business, net of cash acquired of $250,060	(4,524,249)
Expenditures for property and equipment	(656,896)	(425,712)

Net cash used by investing activities	(5,480,359)	(506,434)

FINANCING ACTIVITIES:
Borrowing under short-term notes payable	292,267	—
Repayments of short-term notes payable	(85,908)	(219,619)
Proceeds from long-term debt	4,200,000	—
Repayments of long-term debt	(303,107)	(916,284)
Purchase of common stock for treasury	—	(101,480)
Proceeds from issuance of common stock	146,143	147,637

Net cash provided (used) by financing activities	4,249,395	(1,089,746)

Net change in cash and cash equivalents	(80,868)	1,092,365

Cash and cash equivalents, beginning of year	1,973,452	881,087
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,892,584	$1,973,452

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$148,656	$90,798
Cash paid (received) during the year for income taxes, net of refunds	$1,164,873	$(193,798)

See accompanying notes.

CAS MEDICAL SYSTEMS, INC.
Notes to Consolidated Financial Statements

(1)  THE COMPANY

CAS Medical Systems, Inc. (“CAS Medical”) and its wholly-owned subsidiary, Statcorp, Inc. (“Statcorp”) operate as one reportable business segment. Together, CAS Medical and Statcorp (the “Company”) develop, manufacture and distribute diagnostic equipment and medical products for use in the healthcare and medical industry. These products are sold by the Company through its own sales force, via distributors and pursuant to original equipment manufacturer agreements both internationally and in the United States. The Company's operations and manufacturing facilities are located in the United States. During 2005 and 2004, the Company had sales to one customer which accounted for approximately 14% and 18%, respectively, of net sales. The Company generated revenues from international sales of approximately $5.0 million in 2005 and $4.5 million in 2004. In the normal course of business the Company grants credit to customers and does not require collateral. Credit losses are provided for in the period the related sales are recognized based on experience and an evaluation of the likelihood of collection. Credit losses have been within management’s expectations.

(2)  ACQUISITION

On May 15, 2005, CAS Medical purchased all the outstanding capital stock of Statcorp, Inc. Statcorp develops, assembles and sells blood pressure cuffs, liquid infusion devices, and blood transfusion filters for worldwide use in the medical industry. The acquisition enhances CAS Medical’s position in the non-invasive blood pressure monitoring market by enabling it to offer a complete, low cost, high performance accessories solution to its customers to compliment its proprietary monitoring products and OEM technologies. Statcorp also enjoys certain key OEM, private label, and distributor relationships which CAS Medical may seek to expand to its other product lines.

In 2005, CAS Medical acquired Statcorp, Inc. for cash. Additional cash up to $1,000,000 may be paid depending on Statcorp’s sales level for the twelve month period ending May 15, 2006. If, however, Statcorp’s sales level for such period are below specified amounts the purchase price paid will be reduced in increments ranging from $175,000 to $700,000.

The cost of the Statcorp acquisition has been allocated to the assets acquired and the liabilities assumed based on an internal valuation of their estimated fair values as follows:

Cash	$250,060
Accounts receivable	420,354
Inventories	1,521,059
Other current assets	16,353
Property and equipment	243,646
Intangible assets, other than goodwill	3,926
Goodwill	3,079,021
Accounts payable	(579,067)
Accrued expenses	(46,053)
Income taxes	(62,563)
Deferred income taxes	(56,455)
Capital lease obligations	(15,972)
$4,774,309

None of the amount allocated to goodwill is expected to be deductible for tax purposes. The consolidated results of operations include Statcorp from its acquisition date. The final allocation of the cost of the Statcorp acquisition will be completed by May 16, 2006.

Unaudited pro forma results assuming the acquisition of Statcorp occurred as of the beginning of the periods presented follows:

	2005	2004

Net sales	$29,676,900	$25,774,700

Net income	$1,995,500	$1,315,500

Per share:
Basic	$0.20	$0.13
Diluted	$0.17	$0.12

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

Principles of Consolidation

The consolidated financial statements include the accounts of CAS Medical and its wholly-owned subsidiary. All intercompany accounts and transactions are eliminated in consolidation.

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from two to five years for machinery and equipment, and twenty years for building and improvements. Maintenance and repairs are charged to expense when incurred.

Depreciation expense on property and equipment was $431,129 in 2005 and $381,166 in 2004.

Long-lived assets

The Company reviews its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the carrying amounts of its long-lived assets are fully recoverable. Accordingly, no impairment loss has been reflected in the Company's reported results of operations for either 2005 or 2004.

Intangible and other assets

Intangible and other assets consist of:
	2005	2004

Patents, purchased technology and other	$356,018	$185,083
Deferred finance charges	26,484	26,484
Capitalized software	160,063	139,870
	542,565	351,437
Accumulated amortization	(182,379)	(183,447)
	$360,186	$167,990

Patents and purchased technology costs are amortized over their estimated useful lives. Deferred finance charges are amortized over the term of the related debt. Costs associated with the development of new external use software products are expensed as incurred until technological feasibility has been established in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Technological feasibility is demonstrated by the completion of a detailed design plan. Capitalization ceases when the product is available for general release to customers. Capitalized costs are amortized over their estimated useful lives. Amortization expense was $110,944 in 2005 and $121,942 in 2004.

Approximate amortization expense of intangible assets as of December 31, 2005 over the next five years follows:

2006	$60,000
2007	49,700
2008	32,800
2009	29,700
2010	15,200
$187,400

    Revenue and accounts receivable recognition

Revenues from sales and accounts receivable are recognized when evidence of an arrangement exists, delivery has occurred based on shipping terms (which are generally FOB shipping point for sales within the United States and EX-Works for export sales), the selling price is fixed and determinable, and collectibility is reasonably assured. Accounts receivable are charged to the allowance for doubtful accounts when deemed uncollectible.

Income taxes

The Company recognizes deferred income tax assets and liabilities for future tax consequences resulting from differences between the book and tax bases of existing assets and liabilities. A valuation allowance is provided for that portion of deferred income tax assets which may not be realized.

Warranty costs

The Company warrants some of its products against defects and failures for up to three years and records the estimated cost of such warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experiences of product returns and the related estimated cost of labor and material to make the necessary repairs.

A summary of the changes in the Company’s warranty accrual follows:

	2005	2004

Beginning balance	$122,000	$122,000
Provisions	91,234	128,964
Warranty costs incurred	(91,234)	(128,964)
Ending balance	$122,000	$122,000

Research and development costs

The Company expenses all research and development costs as incurred. Research and development expense includes, among other expenses, direct costs for salaries, employee benefits, professional services, materials and facility related expenses.

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

Advertising costs

Non-direct response advertising costs are expensed as incurred and include product promotion, samples, meetings and conventions, and print media. Advertising expense was $594,000 in 2005 and $589,000 in 2004.

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

A summary of the denominators used to compute basic and diluted earnings per share follow:

	2005	2004

Weighted average shares outstanding - used to compute basic earnings per share	9,941,670	9,796,684
Dilutive effect of outstanding warrants and options	1,787,677	1,331,959

Weighted average shares of dilutive securities outstanding - used to compute diluted earnings per share	11,729,347	11,128,643

Reclassifications
Certain prior year balances for net sales, cost of sales, and selling, general and administrative expenses have been reclassified to conform to the current year presentation. The reclassification relates to costs for outbound freight. Reimbursed outbound freight costs by customers are now included in net sales rather than as a reduction of expenses and outbound freight costs are now included in cost of sales rather than selling, general and administrative expenses.

Stock-based compensation
The Company grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of the grant. The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”.

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations where, generally, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Pro forma information using the fair value method to record stock-based compensation cost follows:

		2005	2004
Net income:
	As reported	$1,815,176	$1,204,885
	Compensation expense for stock options based on fair value	485,395	147,428
	Pro forma	$1,329,781	$1,057,457

Earnings per share:
	As reported - Basic	$0.18	$0.12
	Pro forma - Basic	0.13	0.11
	As reported - Diluted	0.15	0.11
	Pro forma - Diluted	0.11	0.10

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005 and 2004: risk-free interest rates of 4.4% and 4.6%; expected lives of 7 years; dividend yield of 0% and expected volatility of 130% and 136%, respectively.

Fair value of financial instruments

The carrying value of long-term debt approximates its fair value based on current market conditions and risks. The carrying amounts of the Company’s other financial instruments approximate their fair value.

New accounting pronouncements

FAS No. 123R, “Share-Based Payment” requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on current fair value. The fair value of those awards will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite period will be recognized as compensation cost over the period. The Company is required to adopt FAS No. 123R on January 1, 2006. Although there will be no impact on the Company’s cash flows, the adoption of FAS No. 123R will have significant impact on its operating results.

The Company does not believe that there are any other new accounting pronouncements that the Company is required to adopt that are likely to have at least some effect on the Company’s future financial statements.

(4)  ALLOWANCE FOR DOUBTFUL ACCOUNTS

   Changes in the allowance for doubtful accounts follow:

	2005	2004

Balance at beginning of year	$94,000	$50,000
Provision	4,000	38,000
Accounts recovered (written off)	(23,000)	6,000
Balance at end of year	$75,000	$94,000

(5)  INVENTORIES

Inventories consist of:

	2005	2004

Raw materials	$1,140,400	$1,727,578
Work in process	—	144,628
Finished goods	4,452,407	790,480
	$5,592,807	$2,662,686

(6)       FINANCING ARRANGEMENTS

Line-of-credit

During August 2005, the Company renewed its $3,000,000 line-of-credit with its bank to September 2007. Borrowings under the line-of-credit are payable on demand and bear interest at the bank's base rate which may change from time to time (7.25% at December 31, 2005). During 2005 there were no borrowings under the line-of-credit. Under the terms of the related agreement, the Company is permitted to borrow based on accounts receivable and inventories according to pre-established criteria. Substantially all assets of the Company are pledged as collateral for borrowings under the line-of-credit.

Notes payable

The Company financed the premiums for its directors and officers and property casualty insurance policies during 2005 with short-term borrowings of $292,267. The outstanding balance as of December 31, 2005 of $206,359 is due in monthly installments of $34,393 including interest at 5.22% to July 2006.

Long-term debt

Long-term debt consists of:	2005	2004

Mortgage payable to a bank in monthly installments of $9,750, including interest at 5.45%, as amended, to January 2018	$1,034,495	$1,093,424
Note payable to a bank in monthly installments of $61,533, including interest at 6.0% to May 2012	3,955,822	—
	4,990,317	1,093,424
Less current portion	574,115	58,929
	$4,416,202	$1,034,495

Scheduled principal maturities of long-term debt follow:

2006	$574,115
2007	609,615
2008	646,823
2009	687,314
2010	729,822
Thereafter	1,742,628
$4,990,317

Substantially all assets are pledged as collateral for long-term debt.

(7)       ACCRUED EXPENSES

Accrued expenses consist of:

	2005	2004

Payroll	$214,402	$163,732
Professional fees	218,808	58,775
Warranty	122,000	122,000
Bonuses	300,000	315,000
Customer refunds	53,514	83,364
Other	159,311	111,539
	$1,068,035	$854,410

(8)       STOCK OPTIONS AND WARRANTS AND STOCK PURCHASE PLAN

In June 2004, the Company’s stockholders approved the CAS Medical Systems, Inc. 2003 Equity Incentive Plan (the "Incentive Plan"). Under the Incentive Plan, 1,000,000 shares of common stock have been reserved for issuance. Awards that may be granted under the Incentive Plan include options, restricted stock, restricted stock units, and other stock-based awards. The purposes of the Incentive Plan are to make available to our key employees and directors, certain compensatory arrangements related to growth in the value of our stock so as to generate an increased incentive to contribute to the Company’s financial success and prosperity; to enhance the Company’s ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company’s financial growth and profitability; and align in general the interests of our employees and directors with the interests of our stockholders. The Incentive Plan is administered by the Compensation Committee of the Board of Directors, which in turn determines the employees, officers and directors subject to receive awards and the terms and conditions of these awards.

During 2005, under the Incentive Plan, options for 317,500 shares of common stock were granted to the Company’s employees and options to purchase 30,000 shares were cancelled, leaving 466,750 shares available for issuance.

As of December 31, 2005, 299,700 options remain outstanding under the 1994 Employees Incentive Stock Option Plan (the “1994 Plan”). The 1994 Plan expired during 2003 and, as such, there are no further options available for issuance under the 1994 Plan.

During 2005, non-qualified stock options to purchase 7,500 shares were granted to each of the Company’s three outside directors under the Incentive Plan.

A summary of the Company’s stock option plans and changes during the years follow:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	640,450	$0.96	693,800	$0.63
Granted	317,500	2.94	249,250	1.46
Exercised	(124,375)	0.80	(246,600)	0.60
Canceled	(30,000)	2.10	(56,000)	0.63
Outstanding at end of year	803,575	1.73	640,450	0.96

Exercisable at end of year	388,200	$0.85	364,700	$0.64

Weighted average grant-date fair value of options granted during the year		$2.94		1.46

Additional information about stock options outstanding and exercisable at December 31, 2005 follows:

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life in Years	Price	Exercisable	Price

$ 0.53 - $ 0.67	192,200	5.1	$0.60	192,200	0.60
0.70 - 0.93	107,500	6.0	0.78	107,500	0.84
1.37 - 2.30	331,375	8.6	1.81	88,500	1.47
2.50 - 4.65	172,500	9.5	3.41	—	—
$ 0.53 - $ 4.65	803,575	7.6	$1.58	388,200	0.85

Warrants to purchase 1,386,500 shares of common stock at a weighted average exercise price of $0.53 per share are outstanding at December 31, 2005. These warrants have no specific expiration date and have an exercise price range of $0.31 to $1.44 per share. Also outstanding at December 31, 2004 is a warrant issued to the Company’s President and Chief Executive Officer to purchase 100,000 shares of the Company’s common stock at $1.00 per share. This warrant is exercisable solely in the event of a change of control of the Company as defined.

In June 2004, the Company’s stockholders approved the CAS Medical Systems, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, 150,000 shares of common stock have been reserved for issuance. Under the Purchase Plan employees may purchase the Company’s common stock through payroll deductions. The initial offering period began on July 1, 2004. As of December 31, 2005, 30,312 shares of common stock have been issued to plan participants under the Purchase Plan and amounts had been withheld from employees’ compensation for an additional 13,501 shares for future issuance.

(9)       LIFE INSURANCE

During 2005 and 2004, the Company paid term-life insurance premiums of approximately $65,741 and $31,000 respectively, on policies on the lives of three officers of the Company. The face amount of insurance on one of the policies is $1,000,000 under which the Company is named as a beneficiary for $750,000. The remaining two policies have face amounts that are the equivalent of two times each officer’s annual salaries. The Company is not a beneficiary on either of these two policies.

(10)     BENEFIT PLANS

The Company maintains a 401(k) benefit plan for its employees, which generally allows participants to make contributions via salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis. Such deductions are matched in part by discretionary contributions by the Company. Matching contributions by the Company were $91,077 in 2005 and $75,578 in 2004.

The Company offers certain retirement benefits through a plan accounted for under Financial Accounting Standards Board Statement No. 106, “Accounting for Post-Retirement Benefits Other than Pensions” to a post-retirement benefit plan (the “Plan”). The benefits are funded through the purchase of medical insurance for each retiree each year. The Company continues to fund the Plan on a “pay-as-you-go” basis.

The Plan became effective in January 2002 for qualifying employees who retire at age 65 or later and have provided ten continuous years of service to the Company. The Plan provides certain prescription drug and supplemental health benefits for Medicare qualified retirees of the Company.

During February 2005, the Company initiated certain changes to the Plan to significantly reduce its future funding requirements. Effective September 1, 2005, participants under the Plan were required to share fifty percent of the premiums for benefit costs.

As of December 1, 2005, the Plan was also amended to allow only those participants retired and receiving benefits as of that date to remain eligible to receive future benefits under the Plan. In addition, the Company also advised those participants that it will no longer provide benefits after December 31, 2006. In connection therewith, the Company recognized a curtailment gain of $400,739 during the fourth quarter of 2005.

Components of net periodic benefit cost under the Plan follow:

	2005	2004

Service cost	$43,249	$88,865
Interest cost	32,148	46,918
Amortization of prior service cost	(22,258)	113,060
Amortization of unrecognized gain	(13,155)	(20,010)
Net periodic benefit (income) cost prior to curtailment	39,984	228,833
Recognized curtailment gain	(400,739)	—
Net periodic benefit (income) cost	$(360,755)	$228,833

Changes in the benefit obligation under the Plan and a reconciliation of its funded status as of the measurement date (December 31) to amounts shown in the Company’s balance sheets follow:

	2005	2004

Benefit obligation at beginning of year	$1,036,500	$797,177
Service cost	43,249	88,865
Interest cost	32,148	46,918
Plan curtailment gain	(400,739)	—
Plan amendment	(576,581)	—
Actuarial loss (gain)	(99,975)	130,284
Benefits paid	(26,666)	(26,744)
Benefit obligation at end of year	7,936	1,036,500
Unrecognized prior service costs	195,921	(358,402)
Unrecognized net gain	145,710	58,890
Accrued post-retirement benefit costs	$349,567	$736,988

The negative unrecognized prior service costs of $195,921 applicable to current retirees receiving benefits and the unrecognized net gain of $145,710 as of December 31, 2005 will be amortized to the date coverage expires (December 31, 2006). Benefit payments in 2006 are expected to approximate $8,000; no benefit payments will be made thereafter.

Because the Plan’s benefit formula grants credit only for service after age 55, the expected post-retirement benefit obligation for an employee is attributed from age 55 to age 65.

Weighted average discount rate assumptions used under the Plan follow:

	2005	2004

Year-end benefit obligation	5.50%	5.75%
Net periodic benefit cost	5.75%	6.00%

Health care trend rate assumptions used to develop cost under the Plan at year-end follow:

	2005	2004

Initial trend rate	8.00%	8.00%
Ultimate trend rate	5.00%	5.00%
Years to ultimate trend rate	3	3

Assumed health care trend rates effect the amounts reported for benefit costs and the benefit obligation. A one percentage point change in assumed health care cost trend rates has the following effects on reported amounts for 2005:

	Increase	Decrease

Effect on total of service and interest cost components	$11,687	$(9,802)

(11)     INCOME TAXES

The provision for income taxes consists of:

	2005	2004
Current:
Federal	$642,630	$427,188
State (benefit)	61,549	(77,632)
	704,179	349,556
Deferred:
Federal	86,599	66,656
State (benefit)	(49,658)	14,034
	36,941	80,690
Income taxes	$741,120	$430,246

A reconciliation of U.S. Federal income taxes computed at the statutory rate to income taxes shown in operations follows:

	2005	2004

Income taxes at the statutory rate	$869,140	$555,945
State income taxes, net of federal effect	4,895	(41,975)
R&D and other tax credits	(108,821)	(61,230)
Net operating loss carry forward realized	—	(61,985)
Other	(24,094)	39,491
Income taxes	$741,120	$430,246

Deferred income tax assets and (liabilities) at December 31 relate to:

	2005	2004

Inventories	$237,023	$252,225
Warranty accrual	42,688	42,688
Allowance for doubtful accounts	26,090	32,891
Tax credits	74,440	40,284
Property and equipment	79,281	87,002
Retirement benefit obligation	122,313	257,872
Other	108,360	44,620
	690,195	757,582
Prepaid expenses	(147,313)	(121,305)
	$542,882	$636,277

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

During 2005 and 2004, approximately $531,000 and $521,000, respectively, of qualifying research and development costs (“R&D”) were reimbursed under grants. Such reimbursements are recorded as a reduction in R&D expenses. The Company recognizes these reimbursements on an accrual basis as the qualifying costs are incurred.

(13)     COMMITMENTS AND CONTINGENCIES

The Company is committed under an employment agreement with its Chief Executive Officer, Louis P. Scheps, for payments aggregating approximately $275,000 per year, through March 31, 2007. Mr. Scheps will then serve as a part-time employee in a senior executive role from April 1, 2007 through March 31, 2009 at an annual salary of $100,000. From October 1, 2005 to October 1, 2007 the Company will maintain life insurance coverage for Mr. Scheps naming him as the insured party in an amount not less than $250,000. Further, the Company will use commercially reasonable efforts to secure continuation of Mr. Scheps’ Company paid life insurance for the period from October 1, 2007 to March 31, 2009 in amounts commensurate with existing coverage of $250,000.

The Company’s articles of incorporation provide that the Company will indemnify its directors to the full extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of being or having been a director of the Company. Given the nature of this indemnification, the Company is unable to make a reasonable estimate of the maximum potential amount that the Company could be required to pay. Historically, the Company has not made any significant payments related to the above indemnification. Currently, there are no known matters for which the Company may be required to provide indemnification. As such, no amount has been accrued in the accompanying financial statements.

The Company leases operating facilities and certain equipment under noncancellable operating leases. Rent expense under these leases was $139,767 in 2005. (Rent expense was insignificant in 2004.) Future annual minimum rental payments as of December 31, 2005 to the expiration of the leases follow: 2006- $159,877; 2007- $146,483; 2008- $41,564; 2009- $7,740 and 2010- $5,805.

Item 8.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.     Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005. Based upon the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2 and 32.1 to this report.

Item 8B.     Other Information

On February 24, 2006, the Compensation Committee of the Board of Directors approved a discretionary cash bonus resulting from the 2005 financial performance in the aggregate of $100,000 payable to the Company’s officers. As such Mr. Scheps received $50,000, Andrew E. Kersey, Chief Operating Officer, received $25,000 and Jeffery A. Baird, Chief Financial Officer, received $25,000.

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Reference is made to the sections entitled "Election of Directors", “Management”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 24, 2006, and to be filed with the Securities and Exchange Commission.

Item 10.     Executive Compensation

Reference is made to the sections entitled "Compensation of Executive Officers" and "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 24, 2006, and to be filed with the Securities and Exchange Commission.

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the section entitled "Stock Ownership" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 24, 2006, and to be filed with the Securities Exchange Commission.

The following table provides information regarding the Company’s equity compensation plans as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	803,575	$1.73	466,750

Equity compensation plans not approved by security holders	1,486,500	0.53
Total	2,290,075	$1.06	466,750

Securities remaining available for issuance under equity compensation plans approved by security holders represent the 2003 Equity Incentive Plan approved during 2004. The equity compensation plans not approved by security holders consist of warrants granted to an officer and directors of the Company as compensation for services rendered. These warrants have no expiration date. See Note 8 to the Company’s Financial Statements.

Item 12.     Certain Relationships and Related Transactions

The Company and Louis P. Scheps have entered into an employment agreement pursuant to which Mr. Scheps serves as President and Chief Executive Officer of the Company. The employment agreement, dated September 1, 2000, has been amended, most recently on November 8, 2005 (the “Amendment"). Pursuant to the Amendment, Mr. Scheps shall be employed by the Company as President and Chief Executive Officer, and shall serve as a director of the Company if elected by the stockholders, through March 31, 2007. Mr. Scheps will then serve as a part-time employee in a senior executive role from April 1, 2007 through March 31, 2009 and will remain as a director of the Company if elected by the stockholders. Mr. Scheps will continue to serve as Chairman of the Board during the term of the employment agreement if elected as such by the Board of Directors. Pursuant to the Amendment, as of October 1, 2005, Mr. Scheps is compensated at an annual salary of $275,000. Commencing April 1, 2007 through March 31, 2009 Mr. Scheps will be compensated at an annual salary of $100,000. From October 1, 2005 to October 1, 2007 the Company will maintain life insurance coverage for Mr. Scheps naming Mr. Scheps as the insured party in an amount not less than $250,000. Further, the Company will use commercially reasonable efforts to secure continuation of Mr. Scheps’ Company paid life insurance for the period October 1, 2007 to March 31, 2009 in amounts commensurate with existing coverage of $250,000.

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

Item 13.     Exhibits

2.1	Stock Purchase Agreement dated May 15, 2005 between CAS Medical Systems, Inc., Statcorp, Inc., and the Stockholders of Statcorp Inc. (1)
3.1	Certificate of Incorporation of Registrant (2)
3.2	Amended and Restated Bylaws of Registrant (3)
10.1	Employment Agreement dated September 1, 1993 between Louis P. Scheps and CAS Medical Systems, Inc. (4)
10.2	Amendment Number One to Employment Agreement between Louis P. Scheps and CAS Medical Systems, Inc. (4)
10.3	Amendment Number Two to Employment Agreement between Louis P. Scheps and CAS Medical Systems, Inc. (4)
10.4	Amendment Number Three to Employment Agreement between Louis P. Scheps and CAS Medical Systems, Inc. (4)
10.5	Amendment Number Four to Employment Agreement between Louis P. Scheps and CAS Medical Systems, Inc. (3)
10.6	Amendment Number Five to Employment Agreement between Louis P. Scheps and CAS Medical Systems, Inc. (5)
10.7	Amendment Number Six to Employment Agreement between Louis P. Scheps and CAS Medical Systems, Inc. (6)
10.8	1994 Employees’ Incentive Stock Option Plan (7)
10.9	CAS Medical Systems, Inc. Employee Stock Purchase Plan (8)
10.10	CAS Medical Systems, Inc. 2003 Equity Incentive Plan (9)
10.11	Form of Option Agreement (5)
10.12	Commercial Line of Credit Note and Loan Agreement with NewAlliance Bank (10)
10.13	Security Agreement with NewAlliance Bank (10)
10.14	Commercial Loan and Security Agreement between CAS Medical Systems, Inc., NewAlliance Bank and Statcorp Inc. (1)
10.15	Modification to Agreement between CAS Medical Systems, Inc. and NewAlliance Bank. (6)
21.1	Subsidiaries of the Registrant
23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm
31.1	Certification of CEO Pursuant to Rule 13a-14
31.2	Certification of CFO Pursuant to Rule 13a-14
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. 1350
______________________________________________________

(1)	Incorporated by reference to the Company’s Form 8-K/A filed July 29, 2005
(2)	Incorporated by reference to the Company’s Registration Statement, dated April 15, 1985, filed with the Securities and Exchange Commission
(3)	Incorporated by reference to the Company’s Form 10-KSB filed March 29, 2004
(4)	Incorporated by reference to the Company’s Form 10-KSB filed March 28, 2003
(5)	Incorporated by reference to the Company’s Form 10-KSB filed March 31, 2005
(6)	Incorporated by reference to the Company’s Form 10-QSB filed November 14, 2005
(7)	Incorporated by reference to the Company’s Form S-8 filed October 4, 2000
(8)	Incorporated by reference to the Company’s Form S-8 filed June 10, 2004
(9)	Incorporated by reference to the Company’s Form S-8 filed June 10, 2004
(10)	Incorporated by reference to the Company’s Form 10-QSB filed November 12, 2004

Item 14.     Principal Accountant Fees and Services

Reference is made to the proposal entitled “Ratification of Selection of Independent Auditors” in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 24, 2006, and to be filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Louis P. Scheps	Date: March 23, 2006
By: Louis P. Scheps Chairman of the Board, President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lawrence Burstein	Date: March 23, 2006
Lawrence Burstein, Director

/s/ Jerome Baron	Date: March 23, 2006
Jerome Baron, Director

/s/ Saul Milles	Date: March 23, 2006
Saul Milles, Director

/s/ Louis P. Scheps	Date: March 23, 2006
Louis P. Scheps, Chairman of the Board, President, Chief Executive Officer and Director

/s/ Jeffery A. Baird	Date: March 23, 2006
Jeffery A. Baird, Chief Financial Officer (Chief Financial and Accounting Officer)