Form 10QSB
period 2006-03-31
CAS MEDICAL SYSTEMS INC
filed 2006-05-10
CIK 764579

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 2006


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.004 par value 10,347,586 shares as of May 5, 2006.

Transitional Small Business Disclosure Format (check one):   Yes [ ] No [X]
================================================================================

                                      INDEX

PART 1       Financial Information                                     Page No.
------       ---------------------                                     --------

     Item 1  Financial Statements

             Condensed Consolidated Balance Sheets as of
             March 31, 2006 and December 31, 2005                          3

             Condensed Consolidated Statements of Income for
             the Three Months Ended March 31, 2006 and 2005                5

             Condensed Consolidated Statements of Cash Flow for
             the Three Months Ended March 31, 2006 and 2005                6

             Notes to Condensed Consolidated Financial Statements          7

     Item 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          11

     Item 3  Controls and Procedures                                      13


PART II      Other Information
-------      -----------------

     Item 6  Exhibits                                                     14

     Signatures                                                           15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CAS Medical Systems, Inc.

                      Condensed Consolidated Balance Sheets

                                   (Unaudited)

Assets
------                                               March 31,     December 31,
                                                       2006            2005
                                                   ------------    ------------
Current Assets:
     Cash and cash equivalents                     $  1,289,625    $  1,892,584
     Accounts receivable, net of allowance            3,895,766       3,218,963
     Inventories                                      5,518,908       5,592,807
     Deferred income taxes                              288,992         318,262
     Other current assets                               403,789         494,182
                                                   ------------    ------------

Total current assets                                 11,397,080      11,516,798

Property and Equipment:
     Land and improvements                              535,000         535,000
     Building and improvements                        1,609,294       1,584,159
     Machinery and equipment                          3,885,624       3,698,457
                                                   ------------    ------------
                                                      6,029,918       5,817,616

     Accumulated depreciation                        (3,192,240)     (3,080,160)
                                                   ------------    ------------
     Property and equipment, net                      2,837,678       2,737,456


Intangible and other assets, net                        326,281         360,186

Goodwill                                              3,079,021       3,079,021

Deferred income taxes                                   238,359         224,620
                                                   ------------    ------------

Total assets                                       $ 17,878,419    $ 17,918,081
                                                   ============    ============

                            CAS Medical Systems, Inc.

                      Condensed Consolidated Balance Sheets

                                   (Unaudited)


                                                     March 31,     December 31,
Liabilities and Stockholders' Equity                   2006            2005
------------------------------------               ------------    ------------

Current Liabilities:
      Current portion of long-term debt            $    582,682    $    574,115
      Notes payable                                     103,180         206,359
      Accounts payable                                2,166,538       2,167,396
      Income taxes payable                               20,284          18,999
      Accrued expenses                                  810,643       1,068,035
                                                   ------------    ------------
            Total current liabilities                 3,683,327       4,034,904

Long-term debt, less current portion                  4,266,536       4,416,202

Retirement benefit obligation                           262,185         349,567



Stockholders' Equity:
      Common stock, $.004 par value per share,
       19,000,000 shares authorized, 10,430,586
       and 10,113,860 shares issued at March 31,
       2006 and December 31, 2005, respectively,
       including shares held in treasury                 41,723          40,456
      Additional paid-in capital                      3,584,352       3,176,911
      Common stock held in treasury, at cost -
        86,000 shares                                  (101,480)       (101,480)
      Retained earnings                               6,141,776       6,001,521
                                                   ------------    ------------
      Total stockholders' equity                      9,666,371       9,117,408
                                                   ------------    ------------
Total liabilities and stockholders' equity         $ 17,878,419    $ 17,918,081
                                                   ============    ============


See accompanying notes.

                            CAS Medical Systems, Inc.

                   Condensed Consolidated Statements of Income

                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                           2006          2005
                                                       -----------   -----------
REVENUES                                               $ 7,556,685   $ 4,948,511

OPERATING EXPENSES:
      Cost of product sales                              4,604,237     2,703,191
      Research and development                             604,876       252,750
      Selling, general and administrative                2,013,482     1,472,218
                                                       -----------   -----------
                                                         7,222,595     4,428,159
                                                       -----------   -----------
      Operating income                                     334,090       520,352

      Interest expense                                      64,370         2,945
                                                       -----------   -----------
      Income before income taxes                           269,720       517,407


INCOME TAXES                                               129,465       165,500
                                                       -----------   -----------
      Net income                                       $   140,255   $   351,907
                                                       ===========   ===========

Weighted average number of common shares outstanding:

      Basic                                             10,248,942     9,889,662
                                                       ===========   ===========

      Diluted                                           12,139,621    11,435,494
                                                       ===========   ===========

Earnings per common share:

      Basic                                            $      0.01   $      0.04
                                                       ===========   ===========

      Diluted                                          $      0.01   $      0.03
                                                       ===========   ===========


See accompanying notes.

                            CAS Medical Systems, Inc.

                 Condensed Consolidated Statements of Cash Flow

                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31
                                                             2006           2005
                                                         -----------    -----------
OPERATING ACTIVITIES:
  Net income                                             $   140,255    $   351,907
  Adjustments to reconcile net income
  to net cash (used) provided by operating activities:

    Depreciation and amortization                            132,745        105,938
    Provision for doubtful accounts                           18,000           --
    Deferred income taxes                                     15,531           --
    Non-cash stock compensation charges                      133,672           --
    Changes in operating assets and liabilities:
      Accounts receivable                                   (694,803)       187,918
      Inventories                                             73,899       (168,840)
      Other current assets                                    90,393         68,272
      Retirement benefit obligation                          (87,382)        38,300
      Accounts payable and accrued expenses                 (256,965)      (498,751)
                                                         -----------    -----------

    Net cash (used) provided by operating activities        (434,655)        84,744

INVESTING ACTIVITIES:
  Purchase of property and equipment                        (212,302)      (308,325)
  Disposal (purchase) of intangible and other assets          13,240        (55,699)
                                                         -----------    -----------

  Net cash used by investing activities                     (199,062)      (364,024)

FINANCING ACTIVITIES:
  Repayments of notes payable                               (103,179)          --
  Repayments of long-term debt                              (141,099)       (14,434)
  Proceeds from issuance of common stock                     275,036         22,718
                                                         -----------    -----------

  Net cash provided by financing activities                   30,758          8,284
                                                         -----------    -----------

  Change in cash and cash equivalents                       (602,959)      (270,996)

CASH AND CASH EQUIVALENTS, beginning of period             1,892,584      1,973,452
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                 $ 1,289,625    $ 1,702,456
                                                         ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for interest, net          $    63,997    $    15,148
  Cash paid during the period for income taxes, net      $   112,650    $   542,125

See accompanying notes.

                            CAS Medical Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2006

(1) The Company

     CAS Medical Systems, Inc. ("CAS") and its wholly-owned subsidiary, Statcorp, Inc. ("Statcorp") operate as one reportable business segment. Together, CAS and Statcorp (collectively, the "Company") develop, manufacture and distribute diagnostic equipment and medical products for use in the healthcare and medical industry. These products - specifically blood pressure measurement technology, vital signs measurement equipment, cardio-respiratory monitoring equipment and supplies for neonatal intensive care - are sold by the Company through its own sales force, via distributors and pursuant to original equipment manufacturer agreements both internationally and in the United States. The Company has several other products in various stages of development that it believes will add to and complement its current product lines.

(2) Basis of Presentation

     The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2005. The condensed consolidated balance sheet as of December 31, 2005 was derived from the audited financial statements for the year then ended.

     In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been included in the accompanying financial statements. The results of operations for interim periods are not necessarily indicative of the expected results for the full year.

(3) Acquisition

     On May 15, 2005, CAS completed the purchase of all of the outstanding capital stock of Statcorp, Inc. from its stockholders for cash. The cost of the acquisition was $4.8 million including a post-closing working capital adjustment and direct acquisition costs. An additional purchase price adjustment may be required based upon post-closing revenues of Statcorp for the twelve month period following the closing date. Statcorp, a privately-owned company based in Jacksonville, Florida, develops, assembles and sells liquid infusion devices, blood pressure cuffs, and blood transfusion filters for worldwide use in the medical industry. For further information, please refer to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

     The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of Statcorp had occurred as of the beginning of the period presented. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisition actually occurred on the first day of the period presented or indicative of results that may occur in the future.

                                           Three Months Ended
                                             March 31, 2005
                                             --------------

     Net Revenues                             $  6,782,500
     Net Income                               $    449,300
     Per share:
               Basic                              $ 0.05
               Diluted                            $ 0.04


(4)  Inventories

     Inventories consisted of:

                                          March 31,       December 31,
                                            2006              2005
                                         -----------      -----------

     Raw material                        $ 4,050,886      $ 4,452,407
     Work-in-process                          51,084              --
     Finished goods                        1,416,938        1,140,400
                                          ----------      -----------
                                         $ 5,518,908      $ 5,592,807
                                         ===========      ===========


(5)  Warranty Costs

     The Company warranties its products for up to three years and considers such costs not material to its financial statements.


(6)  Post-Retirement Health Benefit Plan

     The Company's post-retirement health benefit plan (the "Plan") became effective January 2002 for qualifying employees who met certain age and length of service requirements. The Plan was modified during February 2005 to significantly reduce the Company's future funding requirements. Effective September 1, 2005, plan participants were required to share fifty percent of the premiums for benefit costs. As of December 1, 2005, the Plan was also amended to allow only those participants retired and receiving benefits as of that date to remain eligible to receive future benefits under the Plan. In addition, the Company also advised those participants that it would no longer provide benefits after December 31, 2006. In connection therewith, the Company recognized a curtailment gain of $400,739 during the fourth quarter of 2005.

     The accrued post-retirement benefit plan obligation of $349,567 at December 31, 2005 was comprised of (1) unrecognized prior service cost credits of $195,921 applicable to current retirees receiving benefits, (2) an unrecognized net gain of $145,710 and (3) benefit obligations of $7,936. The previously unrecognized amounts are being amortized to the date coverage expires of December 31, 2006, As such, the Company recognized income of $85,354 during the first quarter of 2006. An expense of $44,882 was recognized in the first quarter of 2005.

     Benefit payments in 2006 are expected to approximate $8,000. No further benefit payments will be made after that date.

     Components of the net periodic benefit (income) cost of the Company's post-retirement health benefit plan follows:

                                                    Three Months Ended
                                                         March 31,
                                                     2006        2005
                                                   --------    --------

Service cost                                       $   --      $ 16,636
Interest cost                                            54      12,262
Prior service cost                                  (48,980)     16,090
Amortization of gain                                (36,428)       (106)
                                                   --------    --------
Net periodic benefit (income) cost                 $(85,354)   $ 44,882
                                                   ========    ========


(7)  Earnings per Common Share

     A summary of the denominators used to compute basic and diluted earnings per share follow:

                                                 Three Months Ended March 31,
                                                      2006         2005
                                                   ----------   ----------
Weighted average shares outstanding -
     used to compute basic earnings per share      10,248,942    9,889,662

Dilutive effect of warrants and options             1,890,679    1,545,832
                                                   ----------   ----------

Weighted average shares of dilutive
    securities - used to compute
    diluted earnings per share                     12,139,621   11,435,494
                                                   ==========   ==========


(8)  Stock-Based Compensation

     Effective, January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (Revised 2004) - SHARE-BASED PAYMENT ("FAS 123R") using the modified-prospective method transition alternative. Under this method, compensation cost is recognized for all share-based equity payments granted, modified or settled after January 1, 2006, as well as for any unvested equity awards that were granted prior thereto. Compensation cost for unvested awards granted prior to January 1, 2006 is recognized using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under FAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

     Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations. No stock-based compensation cost was recognized in operations since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect of adopting FAS 123R was to increase compensation cost and reduce reported net income by $134,000.

     As of March 31, 2006, the unrecognized stock-based compensation cost related to non-vested stock awards as of December 31, 2005 was $467,000. Such amount will be recognized in operations over a weighted average period of 0.62 years.

     The following table summarizes the Company's stock option information as of, and for the three-month period ended March 31, 2006:

                                                                       Aggregate     Weighted-Average
                                        Option     Weighted-Average    Intrinsic     Contractual Life
                                        Shares      Exercise Price      Value(1)    Remaining in Years
                                       ----------------------------------------------------------------
Outstanding at December 31, 2005        803,575        $ 1.73
Granted at fair value                    10,000          9.49
Exercised                               (95,725)         2.04
Cancelled                               (20,000)         2.52
                                       --------
Outstanding at March 31, 2006           697,850          1.92            $ 6.52             7.61
Exercisable at March 31, 2006           369,975        $ 1.02            $ 7.42             6.41

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

     The exercise period for all outstanding stock options may not exceed ten years from the date of grant. Stock options granted to employees and non-employee directors vest ratably over two years from the grant date. The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

     The weighted-average grant date fair value of stock options granted during the three-month periods ended March 31, 2006 and 2005 was $8.83 and $2.15 per share, respectively. The total intrinsic value of stock options exercised during the three-month period ended March 31, 2006 was $1,343,351. No stock options were exercised during the three months ended March 31, 2005.

     The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      Three Months Ended
                                               March 31, 2006    March 31, 2005
                                               --------------    --------------
     Weighted-average expected stock-price
      volatility                                 32.0%              34.0%
     Weighted-average expected option life       7.0 years          7.0 years
     Average risk-free interest rate             4.325%             4.085%
     Average dividend yield                      0.0%               0.0%

     Pro-forma information regarding net income and earnings per share required under FAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION before the adoption of FAS 123R follows:

                                                              Three Months Ended
                                                                 March 31, 2005

Net income, as reported                                             $351,907
Stock-based compensation expense based upon fair value methods        68,704
                                                                    --------
Pro-form net income                                                 $283,203

Earnings per share:
Basic - as reported                                                  $ 0.04
Basic - pro forma                                                    $ 0.03
Diluted - as reported                                                $ 0.03
Diluted - pro forma                                                  $ 0.02


(9)  Income Taxes

     The provision for income taxes of $129,465 for the three months ended March 31, 2006 reflects an expected effective rate of approximately 48% for 2006. The combined estimated federal and state effective tax rate is greater than the statutory rate as a result of non-deductible stock compensation expense partially offset by anticipated state and federal R&D tax credits. The provision for income taxes of $165,500 for the first three months of 2005 reflected an effective tax rate of 32% resulting primarily from anticipated R&D tax credits.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements included in this report, including without limitation statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not limited to, the following: foreign currency fluctuations, regulations and other economic and political factors which affect the Company's ability to market its products internationally, new product introductions by the Company's competitors, increased price competition, dependence upon significant customers, availability and cost of components for the Company's products, marketplace acceptance for the Company's new products, FDA and other governmental regulatory and enforcement actions, changes to federal research and development grant programs presently utilized by the Company and other factors described in greater detail in the Company's most recent annual report on Form 10-KSB.


Results of Operations
---------------------

     For the three months ended March 31, 2006, the Company reported net income of $140,000, or $0.01 per common share on a diluted basis compared to net income of $352,000 or $0.03 per diluted share reported for the first three months of 2005. Net income for the three months ended March 31, 2006 was affected by $134,000 of non-deductible stock compensation expense. As of January 1, 2006, the Company adopted FASB No. 123R, "Share-Based Payment". This standard requires that all stock-based awards be recognized as expenses in the financial statements at the fair value of the award over their vesting term. Pre-tax income for the first three months of 2006 was also affected by a reduction in accrued retirement benefit costs of $87,000 related to changes to the Company's post-retirement health benefit plan (the "Plan") during 2005. Moreover, the Company's retirement benefit obligation pursuant to the Plan at March 31, 2006 of $262,000 will be amortized to income ratably over the remainder of 2006.

     The Company generated revenues of $7,557,000 for the three months ended March 31, 2006, an increase of $2,608,000 or 53%, over revenues of $4,949,000 for the three months ended March 31, 2005. Revenues from the sales of Statcorp products accounted for $1,740,000 of the increase in revenues. Increases in blood pressure product sales of 22%, primarily from sales of vital signs monitors, accounted for the remainder of the increase in revenues.

     The cost of product sold was $4,604,000 or 60.9% of revenues for the three month period ended March 31, 2006 compared to $2,703,000 or 54.6% for the same period of 2005. The increase in cost of products sold as a percentage of revenues is primarily related to the lower average gross margins on products sold by Statcorp. Increased international revenues as a percentage of total revenues and increased sales of private label monitors into the veterinary market also contributed to the higher overall cost of product sold as a percentage of revenue for the three months ended March 31, 2006 compared to the first three months of 2005.

     Research and Development ("R&D") expenses increased $352,000 to $605,000 for the three months ended March 31, 2006 compared to $253,000 for the three months ended March 31, 2005. The increase in R&D spending resulted primarily from increased salaries and related fringe benefits associated with additional headcount required to support the Company's Near-Infrared Spectroscopy ("NIRS") research efforts. Stock compensation expense, engineering project spending and reductions in reimbursements from the National Institutes of Health ("NIH") under established grant programs also contributed to the increase in R&D expense. The Company estimates that reimbursements from the NIH may significantly decrease for the remainder of 2006 as compared to 2005 based upon currently effective grant programs. The Company is continuing to pursue additional NIH grants to support its NIRS research.

     Selling, general and administrative expenses ("S,G&A") increased $541,000, to $2,013,000 or 26.6% of revenues for the three months ended March 31, 2006 compared to $1,472,000 or 29.8% of revenues for the three months ended March 31, 2005. S,G&A expenses of Statcorp accounted for $145,000 of the increase. Marketing expenses increased by $192,000 primarily due to increases in salaries and related benefits, recruitment fees, stock compensation expense and travel and entertainment. General and administrative ("G&A") expenses accounted for $145,000 of the remainder of the $204,000 increase in S,G&A expenses. Increased salaries and related benefits, stock compensation expense, legal fees, investor relations costs and provision for bad debt expenses were partially offset by credits from the curtailment of the Plan. Increased international advertising costs and international sales consulting expenses accounted for the remainder of the increase in S,G&A expenses.

     Interest expense increased to $64,000 for the first three months of 2006 compared to $3,000 for the first three months of 2005. The increase in interest expense resulted from the Statcorp acquisition loan consummated on May 16, 2005.

     The provision for income taxes of $129,000 for the three months ended March 31, 2006 reflects an expected effective rate of approximately 48% for 2006. The combined estimated federal and state effective tax rate is greater than the statutory rate as a result of non-deductible stock compensation expense partially offset by anticipated state and federal R&D tax credits. The provision for income taxes for the first three months of 2005 reflected an effective tax rate of 32% resulting primarily from anticipated R&D tax credits.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     At March 31, 2006, the Company's cash and cash equivalents totaled $1,290,000 compared to $1,893,000 at December 31, 2005. Working capital increased by $232,000 to $7,714,000 at March 31, 2006, from $7,482,000 on
December 31, 2005. The Company's current ratio increased nominally to 3.1 to 1 from 2.9 to 1.

     Cash used by operations for the three months ended March 31, 2006 was $435,000 compared to cash provided of $85,000 for the first three months of the prior year. Increases in accounts receivable and decreases in accounts payable, accrued expenses and the retirement benefit obligation were primarily responsible for the cash used by operations for the three months ended March 31, 2006. The increase in accounts receivable from December 31, 2005 to March 31, 2006 of $695,000 is primarily related to the timing of sales recorded during the quarter. A higher proportion of sales in the first quarter of 2006 were shipped toward the latter part of the quarter and not yet due for payment as of March 31, 2006 as compared to the last three months of 2005. Decreases in accrued expenses were primarily due to the payments of company-wide bonuses related to the Company's 2005 performance.

     Cash used by investing activities was $199,000 for the three months ended March 31, 2006 compared to $364,000 for the first three months of the prior year. Expenditures for property and equipment of $212,000 were varied in nature and included building improvements, manufacturing equipment and engineering equipment. Prior year expenditures of $308,000 were primarily related to the acquisition and installation of the Company's enterprise resource planning system and related hardware upgrades, leasehold improvements related to a three year facilities lease agreement effective December 2004, and manufacturing inspection equipment.

     Cash provided by financing activities for the three months ended March 31, 2006 was $31,000 compared to cash provided of $8,000 for the first three months of the prior year. Financing activities for the first three months of 2006 included $244,000 of repayments of notes payable and long-term debt offset by $275,000 of proceeds from the issuance of common stock primarily related to the exercise of stock options and non-employee warrants.

     During 2006, the Company intends to significantly increase its spending associated with the NIRS cerebral oximeter, scheduled for launch by the end of the year. Such spending includes additional R&D, on-going clinical studies, marketing expenses, manufacturing start-up costs and capital expenditures. The Company believes that its sources of funds consisting of cash and cash equivalents, cash flow from operations and funds available from the revolving credit facility will be sufficient to meet its current and expected short-term requirements. Management believes that, if needed, it would be able to find additional sources of funds on commercially acceptable terms which may be required to support the Company's long-term initiatives.

Critical Accounting Judgments and Estimates
-------------------------------------------

     The Company's discussion and analysis of financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The Company's estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 3 to our financial statements included in the Company's Form 10-KSB for the year ended December 31, 2005. There were no significant changes in critical accounting estimates during the three months ended March 31, 2006.


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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

     There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

     Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2 and 32.1 to this report.

                          PART II - OTHER INFORMATIION
                          ----------------------------


ITEM 6 EXHIBITS

     31.1 Certification pursuant to Rule 13a-14(a) of Louis P. Scheps, President and Chief Executive Officer

     31.2 Certification pursuant to Rule 13a-14(a) of Jeffery A. Baird, Chief Financial Officer

     32.1 Certification pursuant to 18 U.S.C. 1350 of Periodic Financial Report of Louis P. Scheps, President and Chief Executive Officer and Jeffery
           A. Baird, Chief Financial Officer

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAS MEDICAL SYSTEMS, INC.

(Registrant)


/s/ Louis P. Scheps                                         Date:  May 10, 2006
--------------------------
By:Louis P. Scheps
   Chairman of the Board, President and
   Chief Executive Officer



/s/ Jeffery A. Baird                                        Date:  May 10, 2006
--------------------------
By: Jeffery A. Baird
    Chief Financial Officer