Form 10QSB
period 2006-06-30
CAS MEDICAL SYSTEMS INC
filed 2006-08-11
CIK 764579

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


                  For the Quarterly Period Ended June 30, 2006


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.004 par value 10,468,857 shares as of August 8, 2006.

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]
================================================================================

                                      INDEX

PART 1       Financial Information                                      Page No.
------       ---------------------                                      --------

  Item 1     Financial Statements

             Condensed Consolidated Balance Sheets as of June 30, 2006
             and December 31, 2005                                           3

             Condensed Consolidated Statements of Income for the Three
             and Six Months Ended June 30, 2006 and 2005                     5

             Condensed Consolidated Statements of Cash Flow for the Six
             Months Ended June 30, 2006 and 2005                             6

             Notes to Condensed Consolidated Financial Statements            7

  Item 2     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      11

  Item 3     Controls and Procedures                                        14

PART II      Other Information
-------      -----------------

  Item 4     Submission of Matters to a Vote of Security Holders            15

  Item 6     Exhibits                                                       15

  Signatures                                                                16

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                            CAS Medical Systems, Inc.

                      Condensed Consolidated Balance Sheets
                      -------------------------------------

                                   (Unaudited)


Assets
------                                             June 30,      December 31,
                                                     2006            2005
                                                 ------------    ------------

Current Assets:
         Cash and cash equivalents               $  1,203,142    $  1,892,584
         Accounts receivable, net of allowance      4,093,533       3,218,963
         Inventories                                6,049,338       5,592,807
         Deferred income taxes                        248,963         318,262
         Other current assets                         475,654         494,182
                                                 ------------    ------------

Total current assets                               12,070,630      11,516,798
                                                 ------------    ------------

Property and Equipment:
         Land and improvements                        535,000         535,000
         Buildings and improvements                 1,611,181       1,584,159
         Machinery and equipment                    4,054,969       3,698,457
                                                 ------------    ------------
                                                    6,201,150       5,817,616

         Accumulated depreciation                  (3,297,516)     (3,080,160)
                                                 ------------    ------------

         Property and equipment, net                2,903,634       2,737,456
                                                 ------------    ------------


Intangible and other assets, net                      416,196         360,186

Goodwill                                            3,379,021       3,079,021

Deferred income taxes                                 257,148         224,620
                                                 ------------    ------------

Total assets                                     $ 19,026,629    $ 17,918,081
                                                 ============    ============

                            CAS Medical Systems, Inc.

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                   (Unaudited)

Liabilities And Stockholders' Equity
------------------------------------                 June 30,      December 31,
                                                       2006            2005
                                                   ------------    ------------

Current Liabilities:
     Current portion of long-term debt             $    591,554    $    574,115
     Notes payable                                      173,173         206,359
     Accounts payable                                 2,429,130       2,167,396
     Income taxes payable                               259,538          18,999
     Accrued expenses                                 1,156,888       1,068,035
                                                   ------------    ------------

           Total current liabilities                  4,610,283       4,034,904

Long-term debt, less current portion                  4,115,698       4,416,202

Retirement benefit obligation                           174,793         349,567


Stockholders' Equity:
     Common stock, $.004 par value per share,
       40,000,000 shares authorized, 10,464,336
       and 10,113,860 shares issued at June 30,
       2006 and December 31, 2005, respectively,
       including shares held in treasury                 41,858          40,456
     Additional paid-in capital                       3,692,860       3,176,911
     Common stock held in treasury, at cost -
       86,000 shares                                   (101,480)       (101,480)
     Retained earnings                                6,492,617       6,001,521
                                                   ------------    ------------

     Total stockholders' equity                      10,125,855       9,117,408
                                                   ------------    ------------

     Total liabilities and stockholders' equity    $ 19,026,629    $ 17,918,081
                                                   ============    ============


See accompanying notes.

                            CAS Medical Systems, Inc.

                   Condensed Consolidated Statements of Income
                   -------------------------------------------
                                   (Unaudited)

                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                            2006          2005          2006          2005
                                                        -----------   -----------   -----------   -----------
REVENUES:                                               $ 8,029,256   $ 5,882,755   $15,585,941   $10,831,266

Operating Expenses:
     Cost of product sales                                4,564,210     3,262,918     9,168,447     5,966,108
     Research and development                               628,255       282,574     1,233,131       535,304
     Selling, general and administrative                  2,181,600     1,726,754     4,195,082     3,198,993
                                                        -----------   -----------   -----------   -----------

     Operating income                                       655,191       610,509       989,281     1,130,861

     Interest expense                                        63,340        33,796       127,710        36,741
                                                        -----------   -----------   -----------   -----------

     Income before income taxes                             591,851       576,713       861,571     1,094,120

Income Taxes                                                241,010       195,180       370,475       360,680
                                                        -----------   -----------   -----------   -----------

     NET INCOME                                         $   350,841   $   381,533   $   491,096   $   733,440
                                                        ===========   ===========   ===========   ===========

Weighted average number of common shares outstanding:

     Basic                                               10,353,306     9,908,087    10,301,124     9,898,875
                                                        ===========   ===========   ===========   ===========

     Diluted                                             12,043,121    11,567,912    12,116,176    11,512,587
                                                        ===========   ===========   ===========   ===========

Earnings per common share:

     Basic                                              $      0.03   $      0.04   $      0.05   $      0.07
                                                        ===========   ===========   ===========   ===========
     Diluted                                            $      0.03   $      0.03   $      0.04   $      0.06
                                                        ===========   ===========   ===========   ===========


See accompanying notes.

                            CAS Medical Systems, Inc.

                 Condensed Consolidated Statements of Cash Flow
                 ----------------------------------------------
                                   (Unaudited)

                                                                         Six Months Ended
                                                                              June 30,
                                                                        2006           2005
                                                                    -----------    -----------
OPERATING ACTIVITIES:
     Net Income                                                     $   491,096    $   733,440
     Adjustments to reconcile net income
     to net cash used by operating activities:
         Depreciation and amortization                                  248,410        239,919
         Provision for doubtful accounts                                  9,546           --
         Deferred income taxes                                           36,771         16,107
         Non-cash stock compensation charges                            201,167           --
         Changes in operating assets and liabilities:
              Accounts receivable                                      (884,116)      (306,971)
              Inventories                                              (456,531)      (788,856)
              Other current assets                                       18,528        139,844
              Retirement benefit obligation                            (174,774)        40,571
              Accounts payable, income taxes and accrued expenses       291,126       (555,840)
                                                                    -----------    -----------
         Net cash used by operating activities                         (218,777)       (54,693)
                                                                    -----------    -----------

INVESTING ACTIVITIES:
      Purchase of property and equipment                               (383,534)      (438,561)
      Purchase of intangible assets                                     (87,064)       (84,473)
      Business acquisition, net of cash of $250,060                        --       (4,111,721)
                                                                    -----------    -----------
      Net cash used by investing activities                            (470,598)    (4,634,755)
                                                                    -----------    -----------

FINANCING ACTIVITIES:
     Repayments of notes payable                                       (220,974)          --
     Proceeds from notes payable                                        187,788           --
     Repayments of long-term debt                                      (283,065)       (30,821)
     Proceeds from long-term debt agreement                                --        4,200,000
     Proceeds from issuance of common stock                             316,184         52,843
                                                                    -----------    -----------
     Net cash (used by) provided by financing activities                    (67)     4,222,022
                                                                    -----------    -----------

     Change in cash and cash equivalents                               (689,442)      (467,426)

     Cash and Cash Equivalents, beginning of period                   1,892,584      1,973,452
                                                                    -----------    -----------

     Cash and Cash Equivalents, end of period                       $ 1,203,142    $ 1,506,026
                                                                    -----------    -----------

     Supplemental Disclosures of Cash Flow Information:

        Cash paid during the period for interest, net               $   108,380    $    31,255
        Cash paid during the period for income taxes, net           $   112,650    $   678,191

See accompanying notes.

                            CAS Medical Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2006

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

(2) Basis of Presentation

     The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2005. The condensed consolidated balance sheet as of December 31, 2005 was derived from the audited financial statements for the year then ended.

     In the opinion of the Company's management, all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been included in the accompanying financial statements. The results of operations for interim periods are not necessarily indicative of the expected results for the full year.

(3) Acquisition

     On May 15, 2005, CAS purchased of all of the outstanding capital stock of Statcorp, Inc. Statcorp develops, assembles and sells liquid infusion devices, blood pressure cuffs, and blood transfusion filters for worldwide use in the medical industry. During the quarter ended June 30, 2006, the Company recognized a purchase price adjustment of $300,000 based on Statcorp's achieved sales level for the 12 months following the acquisition. The adjustment has been accrued with a charge to goodwill and will be funded in the third quarter of 2006. For further information, please refer to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

                                     Three Months Ended        Six Months Ended
                                       June 30, 2005            June 30, 2005
                                     ------------------        ----------------

     Net Revenues                        $ 6,841,300             $13,623,800

     Net income                          $   478,400             $   901,900

     Per share:
          Basic                             $ 0.05                  $ 0.09
          Diluted                           $ 0.04                  $ 0.08


(4) Inventories

    Inventories consisted of:

                                        June 30, 2006         December 31, 2005
                                        -------------         -----------------

     Raw materials                       $ 4,514,281             $ 4,452,407
     Work-in-process                          73,879                     --
     Finished goods                        1,461,178               1,140,400
                                         -----------             -----------
                                         $ 6,049,338             $ 5,592,807
                                         ===========             ===========


(5) Warranty Costs

     The Company warranties its products for up to three years. To date, such costs have not been material to its financial statements.

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

     The accrued post-retirement benefit plan obligation of $349,567 at December 31, 2005 was comprised of (1) unrecognized prior service cost credits of $195,921 applicable to current retirees receiving benefits, (2) an unrecognized net gain of $145,710 and (3) benefit obligations of $7,936. The previously unrecognized amounts are being amortized to the date coverage expires of December 31, 2006, As such, the Company recognized income of $85,354 and $170,708, respectively, during the three and six months ended June 30, 2006. Expenses of $8,852 and $53,734, respectively, were recognized during the three and six months ended June 30, 2005.

     Benefit payments in 2006 are expected to approximate $8,000. No further benefit payments will be made after that date.

     Components of the net periodic benefit (income) cost of the Company's post-retirement health benefit plan follows:

                                                     Three Months Ended          Six Months Ended
                                                          June 30,                    June 30,
                                                      2006        2005           2006         2005
                                                   ---------    --------      ---------    ---------
     Service cost                                  $       0    $   9,980     $       0    $  26,616
     Interest cost                                        54        7,444           108       19,706
     Prior service cost                              (48,980)      (8,258)      (97,960)       7,832
     Amortization of gain                            (36,428)        (314)      (72,856)        (420)
                                                   ---------    ---------     ---------    ---------
     Net periodic benefit (income) cost            $ (85,354)   $   8,852     $(170,708)   $  53,734
                                                   =========    =========     =========    =========

(7) Earnings per Common Share

     A summary of the denominators used to compute basic and diluted earnings per share follow:

                                                     Three Months Ended          Six Months Ended
                                                           June 30,                   June 30,
                                                      2006         2005          2006         2005
                                                   ----------   ----------    ----------   ----------
     Weighted average shares outstanding -
       Used to compute basic earnings per share    10,353,306    9,908,087    10,301,124    9,898,875

     Dilutive effect of warrants and options        1,689,815    1,659,825     1,815,052    1,613,712
                                                   ----------   ----------    ----------   ----------

     Weighted average shares of dilutive
       securities - used to compute
       diluted earnings per share                  12,043,121   11,567,912    12,116,176   11,512,587
                                                   ==========   ==========    ==========   ==========

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

     Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations. No stock-based compensation cost was recognized in operations since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect of adopting FAS 123R was to increase compensation cost and reduce reported net income by $67,495 and $201,167 for the three and six-months ended June 30, 2006.

     As of June 30, 2006, the unrecognized stock-based compensation cost related to non-vested stock awards was $307,000. Such amount, reduced for forfeiture related estimates, will be recognized in operations over a weighted average period of 0.66 years.

     The following table summarizes the Company's stock option information as of, and for the six-month period ended June 30, 2006:

                                                                       Aggregate     Weighted-Average
                                        Option     Weighted-Average    Intrinsic     Contractual Life
                                        Shares      Exercise Price      Value(1)    Remaining in Years
                                      -----------------------------------------------------------------
Outstanding at December 31, 2005       803,575          $ 1.73
Granted at fair value                   10,000            9.49
Exercised                             (129,475)           1.05
Cancelled                              (40,000)           4.26
                                       -------
Outstanding at June 30, 2006           644,100            1.83           $ 3.63             7.30
                                       =======
Exercisable at June 30, 2006           510,350            1.43             4.02             6.87
                                       =======

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

     The weighted-average grant date fair value of stock options granted during the six-month periods ended June 30, 2006 and 2005 was $8.83 and $2.62 per share, respectively. The total intrinsic value of stock options exercised during the six-month periods ended June 30, 2006 and 2005 was $1,505,281 and $81,250, respectively.

     The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                        Six Months Ended
                                                 June 30, 2006    June 30, 2005
                                                 -------------    -------------

     Weighted-average expected stock-price
       volatility                                  32.0%            33.0%
     Weighted-average expected option life          7.0 years        7.0 years
     Average risk-free interest rate                4.325%           4.066%
     Average dividend yield                         0.0%             0.0%

     Pro-forma information regarding net income and earnings per share required under FAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION before the adoption of FAS 123R follows:

                                          Three Months Ended    Six Months Ended
                                            June 30, 2005         June 30, 2005
                                          ------------------    ----------------

     Net income, as reported                  $ 381,533             $ 733,440
       Stock based compensation expense
        based upon fair value methods           146,639               215,343
                                              ---------             ---------
       Pro forma net income                   $ 234,894             $ 518,097
                                              =========             =========

     Earnings per share
       As reported - Basic                      $ 0.04                $ 0.07
       Pro forma - Basic                          0.02                  0.05
       As reported - Diluted                      0.03                  0.06
       Pro forma - Diluted                        0.02                  0.05

(9) Income taxes

     The provision for income taxes of $370,475 for the six months ended June 30, 2006 reflects an expected effective rate of approximately 43% for 2006. The combined estimated federal and state effective tax rate is greater than the statutory rate as a result of non-deductible stock compensation expense partially offset by anticipated state and federal R&D tax credits. The 41% effective tax rate used for the three months ended June 30, 2006 reflects a year-to-date change in accounting estimate adjustment to account for the 48% effective tax rate used during the first three months of 2006. The provision for income taxes of $360,680 for the first six months of 2005 reflected an effective tax rate of 33% resulting primarily from anticipated R&D tax credits.

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

Results of Operations
---------------------

     For the three months ended June 30, 2006, the Company reported net income of $351,000, or $0.03 per diluted common share compared to net income of $382,000 or $0.03 per diluted common share reported for the three months ended June 30, 2005. Net income for the three months ended June 30, 2006 was affected by $67,000 of non-deductible stock compensation expense. As of January 1, 2006, the Company adopted FASB No. 123R, "Share-Based Payment". This standard requires that all stock-based awards be recognized as expenses in the financial statements at the fair value of the award over their vesting term. Pre-tax income for the three months ended June 30, 2006 was also affected by significant increases in research and development ("R&D") expenses of $345,000. Pre-tax income for the three months ended June 30, 2006 was favorably affected by a reduction in accrued retirement benefit costs of $87,000 related to changes to the Company's post-retirement health benefit plan (the "Plan") during 2005. Moreover, the Company's retirement benefit obligation pursuant to the Plan at June 30, 2006 of $175,000 will be amortized to income ratably over the remainder of 2006.

     The Company reported net income of $491,000 or $0.04 per common share on a diluted basis for the six months ended June 30, 2006 compared to $733,000 or $0.06 per diluted common share for the six months ended June 30, 2005. Net income for the six months ended June 30, 2006 was affected by $201,000 of non-deductible stock compensation expense. Further, R&D expenses increased $698,000 over the first six months of the prior year. Pre-tax income for the first six months of 2006 was favorably impacted by a reduction of $175,000 in accrued retirement benefit costs for the reasons stated above.

     The Company generated revenues of $8,029,000 for the three months ended June 30, 2006, an increase of $2,146,000 or 36%, over revenues of $5,883,000 for the three months ended June 30, 2005. Revenues from the sales of Statcorp products accounted for $1,183,000 of the increase in revenues (Statcorp was acquired May 15, 2005). Increases in blood pressure product sales of 24%, primarily from sales of original equipment ("OEM") modules and sales of private label monitors into the veterinary market, accounted for the remainder of the increase in revenues.

     The Company recorded revenues of $15,586,000 for the six months ended June 30, 2006, an increase of $4,755,000 or 44%, over revenues of $10,831,000 for the first six months of the prior year. Statcorp product sales accounted for $2,923,000 of the increase in revenues. Increases in blood pressure product sales of 23%, primarily from sales of vital signs monitors including private label veterinary monitors, accounted for the remainder of the increase in revenues.

     The cost of products sold was $4,564,000 or 56.8% of revenues for the three month period ended June 30, 2006 compared to $3,263,000 or 55.5% for the same period of 2005. The increase in cost of products sold as a percentage of revenues is primarily related to the full quarter effect of the Statcorp acquisition consummated during May 2005. The Company realizes lower average gross margins on products sold by Statcorp. Partially offsetting the effect of the Statcorp products were improvements in gross margins due to product mix.

     The cost of products sold was $9,168,000 or 58.8% of revenues for the first six months of 2006 compared to $5,966,000 or 55.1% for the first six months of 2005. The increase in cost of products sold as a percentage of revenues results from both the full six month effect of Statcorp as well as increases in cost of product sold as a percentage of revenues during the first quarter of 2006 resulting from product mix.

     R&D expenses increased $345,000 or 122% to $628,000 for the three months ended June 30, 2006 compared to $283,000 for the three months ended June 30, 2005. R&D expenses for the six months ended June 30, 2006 increased $698,000 or 130% to $1,233,000 from $535,000 for the six months ended June 30, 2005. The increase in R&D spending for both periods resulted primarily from increased salaries and related fringe benefits associated with additional headcount required to support the Company's Near-Infrared Spectroscopy ("NIRS") research efforts. Stock compensation expense, engineering project spending and reductions in reimbursements from the National Institutes of Health ("NIH") under established grant programs also contributed to the increase in R&D expense. NIH reimbursements for the six months ended June 30, 2006 were $21,000 compared to $251,000 for the six months ended June 30, 2005.

     The Company does not expect to receive reimbursements from the NIH for the remainder of 2006. However, it is continuing to pursue additional NIH grants to support its NIRS research.

     Selling, general and administrative expenses ("S, G&A") increased $455,000 or 26.3% to $2,182,000, representing 27.2% of revenues for the three months ended June 30, 2006 compared to $1,727,000 or 29.4% of revenues for the three months ended June 30, 2005. Marketing expenses accounted for approximately $192,000 of the overall increase in S,G&A primarily from increases in salaries and related benefits, travel and entertainment expenses, and marketing promotional costs. General and administrative ("G&A") expenses accounted for approximately $302,000 of the increase primarily from legal fees, stock compensation charges, accrued company incentive plan costs, investor relations costs and bad debt charges.

     S, G&A expenses increased $996,000 or 31.1% to $4,195,000, representing 26.9% of revenues for the six month period ended June 30, 2006 compared to $3,199,000 or 29.5% of revenues for the six month period ended June 30, 2005. Marketing expenses accounted for approximately $338,000 of the overall increase in S,G&A primarily from salaries and related benefits, marketing promotional expenditures, travel and entertainment expenses, and stock compensation charges Statcorp accounted for $224,000 of the increase primarily from the full six month effect of the acquisition compared to approximately one and one-half months of expenses attributable to the first six months of 2005. G&A expenses accounted for approximately $447,000 of the overall increase resulting from increases in salaries and related fringe benefits, accrued incentive plan costs, legal fees, stock compensation costs, investor relations costs and bad debt charges. Partially offsetting the increases in G&A costs were reductions in post-retirement health benefit costs related to the curtailment of the Company's Plan.

     Interest expense increased to $63,000 and $128,000, respectively, for the three and six months ended June 30, 2006 compared to $34,000 and $37,000, respectively for the three and six months ended June 30, 2005. The increase in interest expense resulted from the Statcorp acquisition loan consummated on May 16, 2005.

     The provision for income taxes of $370,000 for the six months ended June 30, 2006 reflects an expected effective rate of approximately 43% for the 2006 year. The combined estimated federal and state effective tax rate is greater than the statutory rate as a result of non-deductible stock compensation expense partially offset by anticipated state and federal R&D tax credits. The 41% effective tax rate used for the three months ended June 30, 2006 reflects a year-to-date change in accounting estimate adjustment to account for the 48% effective tax rate used during the first three months of 2006. The provision for income taxes of $361,000 for the first six months of 2005 reflected an effective tax rate of 33% resulting primarily from anticipated R&D tax credits.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     At June 30, 2006, the Company's cash and cash equivalents totaled $1,203,000 compared to $1,893,000 at December 31, 2005. Working capital decreased by $22,000 to $7,460,000 at June 30, 2006, from $7,482,000 on December
31, 2005. The Company's current ratio decreased to 2.6 to 1 from 2.85 to 1.

     Cash used by operations for the six months ended June 30, 2006 was $219,000 compared to cash used of $55,000 for the first six months of the prior year. In both periods, the Company continued to make investments in inventories and accounts receivable to support increased sales. Non-cash charges and credits to operations for stock compensation and retirement benefits substantially offset one another.

     Cash used by investing activities was $471,000 for the six months ended June 30, 2006 compared to $4,635,000 for the first six months of the prior year. Expenditures for property and equipment of $384,000 during the six months ended June 30, 2006 were varied in nature and included building improvements, manufacturing equipment and engineering equipment. Prior year expenditures reflected $523,000 of increased expenditures for equipment and intangible assets and $4,112,000 for the purchase of Statcorp. Equipment purchases of $439,000 for the six months ended June 30, 2005 were primarily related to the acquisition and installation of the Company's new enterprise resource planning system and related hardware upgrades, leasehold improvements related to a three year facilities lease agreement effective December 2004 and manufacturing inspection equipment.

     Cash used by financing activities for the six months ended June 30, 2006 was $100 compared to cash provided of $4,222,000 for the first six months of the prior year. Financing activities for the first six months of 2006 included $504,000 of repayments of notes payable and long-term debt offset by $188,000 of proceeds from notes payable to finance various insurance coverage and $316,000 of proceeds from the issuance of common stock primarily related to the exercise of stock options and non-employee warrants.

     During the latter half of 2006, the Company intends to significantly increase its spending associated with the NIRS cerebral oximeter, scheduled for launch by the end of the year. Such spending includes additional R&D, on-going clinical studies, marketing expenses, manufacturing start-up costs and capital expenditures. The Company believes that its sources of funds consisting of cash and cash equivalents, cash flow from operations and funds available from the revolving credit facility will be sufficient to meet its current and expected short-term requirements. Management believes that, if needed, it would be able to find additional sources of funds on commercially acceptable terms which may be required to support the Company's long-term initiatives.

Critical Accounting Judgments and Estimates
-------------------------------------------

     The Company's discussion and analysis of financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The Company's estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of critical accounting policies, see Note 3 to our financial statements included in the Company's Form 10-KSB for the year ended December 31, 2005. There were no significant changes in critical accounting estimates during the three months ended June 30, 2006.


ITEM 3 CONTROLS AND PROCEDURES
------------------------------

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

     There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

     Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2 and 32.1 to this report.

                          PART II - OTHER INFORMATIION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of stockholders held on June 14, 2006, three proposals were voted upon and approved by the Company's stockholders. A brief description of each proposal voted upon at the annual meeting and the number of votes cast for, against and withheld, as well as the number of abstentions and broker non-votes to each proposal are set forth below.


     1) Election of members of the Board of Directors, each for a term of one year

     Nominee                                For                    Against
     -------                                ---                    -------

     Louis P. Scheps                        9,182,537               10,437
     Lawrence S. Burstein                   9,180,284               12,690
     Jerome S. Baron                        9,183,665                9,309
     Saul S. Milles                         8,841,710              351,264



     2) Amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock

                    For                 Against                Abstain

                 9,038,839              146,226                 7,908


     3) Ratification of the appointment of UHY LLP as auditor for the Company for the fiscal year ending December 31, 2006

                    For                 Against                Abstain

                 9,179,284               4,290                  9,400


ITEM 6. EXHIBITS
----------------

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


CAS MEDICAL SYSTEMS, INC.
-------------------------
(Registrant)


/s/ Louis P. Scheps                                Date: August 11, 2006
------------------------------
By: Louis P. Scheps
    Chairman of the Board, President and
    Chief Executive Officer



/s/ Jeffery A. Baird                               Date: August 11, 2006
------------------------------
By: Jeffery A. Baird
    Chief Financial Officer