Form 10QSB
period 2006-09-30
CAS MEDICAL SYSTEMS INC
filed 2006-11-07
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.004 par value 10,484,557 shares as of November 1, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Form 10-QSB
September 30, 2006

INDEX

PART 1	Financial Information	Page No.

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2006
	and December 31, 2005	3

	Condensed Consolidated Statements of Income for the Three
	and Nine Months Ended September 30, 2006 and 2005	5

	Condensed Consolidated Statements of Cash Flow for the Nine
	Months Ended September 30, 2006 and 2005	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3	Controls and Procedures	15

PART II	Other Information

Item 6	Exhibits	16

Signatures		17

Form 10-QSB
September 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

Assets	September 30, 2006	December 31, 2005

Current Assets:
Cash and cash equivalents	$695,543	$1,892,584
Accounts receivable, less allowance of $85,000 in 2006 and $75,000 in 2005	5,322,546	3,218,963
Inventories	6,420,386	5,592,807
Deferred income taxes	254,562	318,262
Other current assets	375,016	494,182

Total current assets	13,068,053	11,516,798

Property and Equipment:
Land and improvements	535,000	535,000
Buildings and improvements	1,663,017	1,584,159
Machinery and equipment	4,257,522	3,698,457
	6,455,539	5,817,616

Accumulated depreciation and amortization	(3,404,554)	(3,080,160)

Property and equipment, net	3,050,985	2,737,456

Intangible and other assets, net	459,695	360,186

Goodwill	3,379,021	3,079,021

Deferred income taxes	254,520	224,620

Total assets	$20,212,274	$17,918,081

Form 10-QSB
September 30, 2006

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

Liabilities and Stockholders’ Equity	September 30, 2006	December 31, 2005
Current Liabilities:
Current portion of long-term debt	$600,561	$574,115
Notes payable	50,671	206,359
Accounts payable	2,724,426	2,167,396
Income taxes payable	331,256	18,999
Accrued expenses	1,410,553	1,068,035

Total current liabilities	5,117,467	4,034,904

Long-term debt, less current portion	3,962,555	4,416,202

Retirement benefit obligation	87,391	349,567

Stockholders’ Equity:
Series A cumulative convertible preferred stock, $.001 par value per share, 1,000,000 shares authorized, no shares issued or outstanding
Common stock, $.004 par value per share, 40,000,000 shares
authorized, 10,562,357 and 10,113,860 shares issued as of
September 30, 2006 and December 31, 2005, respectively, including
shares held in treasury	42,250	40,456
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	3,891,568	3,176,911
Retained earnings	7,212,523	6,001,521

Total stockholders’ equity	11,044,861	9,117,408

Total liabilities and stockholders’ equity	$20,212,274	$17,918,081

See accompanying notes.

Form 10-QSB
September 30, 2006

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

NET SALES:	$9,425,508	$7,476,075	$25,011,449	$18,307,341

OPERATING EXPENSES:
Cost of product sales	5,340,278	4,382,906	14,508,725	10,349,014
Research and development	653,221	364,939	1,886,352	900,243
Selling, general and administrative	2,262,016	2,017,819	6,457,098	5,216,812
	8,255,515	6,765,664	22,852,175	16,466,069

Operating income	1,169,993	710,411	2,159,274	1,841,272
Interest expense	59,562	63,517	187,272	100,258

Income before income taxes	1,110,431	646,894	1,972,002	1,741,014

Income taxes	390,525	214,309	761,000	574,989

NET INCOME	$719,906	$432,585	$1,211,002	$1,166,025

Earnings per common share:
Basic	$0.07	$0.04	$0.12	$0.12

Diluted	$0.06	$0.04	$0.10	$0.10

Weighted average number of common shares outstanding:

Basic	10,461,615	9,952,587	10,354,621	9,916,779

Diluted	12,094,349	11,831,984	12,166,806	11,648,523

See accompanying notes.

Form 10-QSB
September 30, 2006

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Nine Months Ended September 30,
OPERATING ACTIVITIES:	2006	2005
Net income	$1,211,002	$1,166,025
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	366,942	393,242
Provision for doubtful accounts	10,436	—
Deferred income taxes	33,800	(32,213)
Stock compensation	298,854	—
Changes in operating assets and liabilities:
Accounts receivable	(2,114,019)	(1,271,822)
Inventories	(827,579)	(1,785,650)
Other current assets	119,166	103,836
Retirement benefit obligation	(262,176)	42,841
Accounts payable, accrued expenses, and income taxes payable	1,211,805	1,698,668
Net cash provided by operating activities	48,231	314,927

INVESTING ACTIVITIES:
Purchases of property and equipment	(637,923)	(570,561)
Business acquisition, net of cash acquired of $250,060	(300,000)	(4,538,814)
Purchases of intangible assets	(142,057)	(213,305)
Net cash used by investing activities	(1,079,980)	(5,322,680)

FINANCING ACTIVITIES:
Repayments of notes payable	(401,155)	—
Proceeds from notes payable	245,467	—
Repayments of long-term debt	(427,201)	(171,517)
Proceeds from long-term debt agreement	—	4,200,000
Proceeds from issuance of common stock	417,597	95,491
Net cash (used) provided by financing activities	(165,292)	4,123,974

Change in cash and cash equivalents	(1,197,041)	(883,779)

Cash and cash equivalents, beginning of period	1,892,584	1,973,452

Cash and cash equivalents, end of period	$695,543	$1,089,673

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$186,530	$118,876
Cash paid for income taxes, net of refunds	$414,943	$833,858

See accompanying notes.

Form 10-QSB
September 30, 2006

CAS Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2006

(1)	The Company

CAS Medical Systems, Inc. (“CAS”) and its wholly-owned subsidiary, Statcorp, Inc. (“Statcorp”), operate as one reportable business segment. Together, CAS and Statcorp (collectively, the “Company”) develop, manufacture and distribute diagnostic equipment and medical products for use in the healthcare and medical industry. These products - specifically blood pressure measurement technology, vital signs measurement equipment, cardio-respiratory monitoring equipment and supplies for neonatal intensive care - are sold by the Company through its own sales force, via distributors and pursuant to original equipment manufacturer agreements both internationally and in the United States. The Company has several other products in various stages of development that it believes will add to and complement its current product lines.

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

In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been included in the accompanying financial statements. The results of operations for interim periods are not necessarily indicative of the expected results for the full year.

(3)	Acquisition

On May 15, 2005, CAS purchased of all of the outstanding capital stock of Statcorp, Inc. Statcorp develops, assembles and sells liquid infusion devices, blood pressure cuffs, and blood transfusion filters for worldwide use in the medical industry. During the quarter ended September 30, 2006, the Company paid a purchase price adjustment of $300,000 based on Statcorp’s achieved sales level for the 12 months following the acquisition. For further information, please refer to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Form 10-QSB
September 30, 2006

Nine Months Ended
September 30, 2005
Net sales	$21,099,900
Net income	$1,411,600
Net income per
common share:
Basic	$0.14
Diluted	$0.12

(4)	Inventories

  Inventories consisted of:

	September 30, 2006	December 31, 2005

Raw materials	$4,724,331	$4,452,407
Work-in-process	84,671	—
Finished goods	1,611,384	1,140,400
	$6,420,386	$5,592,807

(5)	Warranty Costs

The Company warranties its products for up to three years. To date, such costs have not been material to its financial statements.

(6)	Post-Retirement Health Benefit Plan

The Company’s post-retirement health benefit plan (the “Plan”) became effective January 2002 for qualifying employees who met certain age and length of service requirements. The Plan was modified during February 2005 to significantly reduce the Company’s future funding requirements. Effective September 1, 2005, plan participants were required to share fifty percent of the premiums for benefit costs. As of December 1, 2005, the Plan was also amended to allow only those participants retired and receiving benefits as of that date to remain eligible to receive future benefits under the Plan. In addition, the Company also advised those participants that it would no longer provide benefits after December 31, 2006. In connection therewith, the Company recognized a curtailment gain of $400,739 during the fourth quarter of 2005.

The accrued post-retirement benefit plan obligation of $349,567 at December 31, 2005 was comprised of (1) unrecognized prior service cost credits of $195,921 applicable to current retirees receiving benefits, (2) an unrecognized net gain of $145,710 and (3) benefit obligations of $7,936. The previously unrecognized amounts are being amortized to the date coverage expires on December 31, 2006. As such, the Company recognized income of $85,354 and $256,062 respectively, during the three and nine months ended September 30, 2006. Expenses of $8,852 and $62,586, respectively, were recognized during the three and nine-months ended September 30, 2005.

Benefit payments in 2006 are expected to approximate $8,000. No further benefit payments will be made after that date.

Form 10-QSB
September 30, 2006

Components of the net periodic benefit (income) cost of the Company’s post-retirement health benefit plan follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$0	$9,980	$0	$36,596
Interest cost	54	7,444	162	27,150
Prior service cost recognition	(48,980)	(8,258)	(146,940)	(426)
Gain recognition	(36,428)	(314)	(109,284)	(734)
Net periodic benefit (income) cost	$(85,354)	$8,852	$(256,062)	$62,586

(7)	Earnings per Common Share

A summary of the denominators used to compute basic and diluted earnings per share follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Weighted average shares outstanding used to compute basic earnings per share	10,461,615	9,952,587	10,354,621	9,916,779
Dilutive effect of warrants and options	1,632,734	1,879,397	1,812,185	1,731,744
Total weighted average shares of dilutive securities outstanding, used to calculate diluted earnings per share	12,094,349	11,831,984	12,166,806	11,648,523

(8)	Stock-Based Compensation

Effective, January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (Revised 2004) - Share-Based Payment (“FAS 123R”) using the modified-prospective method transition alternative. Under this method, compensation cost is recognized for all share-based equity payments granted, modified or settled after January 1, 2006, as well as for any unvested equity awards that were granted prior thereto. Compensation cost for unvested awards granted prior to January 1, 2006 is recognized using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under FAS 123, Accounting for Stock-Based Compensation.

Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based compensation cost was recognized in operations since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect of adopting FAS 123R was to increase compensation cost and reduce reported net income by $97,687 and $298,854 for the three and nine-months ended September 30, 2006.
As of September 30, 2006, the unrecognized stock-based compensation cost related to non-vested stock awards was $457,110. Such amount, reduced for forfeiture related estimates, will be recognized in operations over a weighted average period of 2.18 years.

Form 10-QSB
September 30, 2006

The following table summarizes the Company’s stock option information as of, and for the nine-month period ended September 30, 2006:

	Option Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Contractual Life Remaining in Years

Outstanding at December 31, 2005	803,575	$ 1.73
Granted at fair value	10,000	9.49
Exercised	(160,975)	1.05
Cancelled	(40,000)	4.26
Outstanding at September 30, 2006	612,600	1.84	$ 5.73	7.37
Exercisable at September 30, 2006	471,350	$ 1.44	$ 6.13	6.90

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

The weighted-average grant date fair value of stock options granted during the nine-month periods ended September 30, 2006 and 2005 was $8.83 and $2.62 per share, respectively. The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2006 and 2005 was $1,645,901 and $156,019, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	September 30, 2006	September 30, 2005

Weighted-average expected stock-price volatility	32.0%	33.0%
Weighted-average expected option life	7.0 years	7.0 years
Average risk-free interest rate	4.325%	4.066%
Average dividend yield	0.0%	0.0%

During May and June 2006, the Company issued an aggregate of 55,500 shares of restricted stock to employees under its 2003 Equity Incentive Plan. The restricted stock vests thirty-six months from date of grant. The weighted average value of the stock was $6.04 a share and the aggregate fair value of the stock issued was $332,100. Stock compensation expense of $26,155 has been recognized to September 30, 2006.

Form 10-QSB
September 30, 2006

Pro-forma information regarding net income and earnings per share required under FAS 123, Accounting for Stock-Based Compensation before the adoption of FAS 123R follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$ 432,585	$ 1,166,025
Stock based compensation expense
based upon fair value methods	137,823	353,165
Pro forma net income	$ 294,762	$ 812,860
Earnings per share
As reported - Basic	$ 0.04	$ 0.12
Pro forma - Basic	$ 0.03	$ 0.08
As reported - Diluted	$ 0.04	$ 0.10
Pro forma - Diluted	$ 0.02	$ 0.07

(9)	New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and disclosure for uncertain tax positions, as defined, and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have a significant impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. This statement simplifies and codifies fair value related guidance previously issued and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS 157 will significantly impact its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to apply the new guidance the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The Company does not believe that SAB 108 will significantly impact its financial statements.

(10)	Income taxes

The provision for income taxes of $761,000 for the nine-months ended September 30, 2006 results in an effective tax rate of 39%. This rate reflects the effects of state income taxes and non-deductible stock compensation expense partially offset by R&D tax credits. The 35% effective tax rate for the three months ended September 30, 2006 reflects a year-to-date change in accounting estimate. The provisions for income taxes for the three and nine months ended September 30, 2005 resulted in an effective tax rate of 33% due primarily to anticipated R&D tax credits.

(11)	Subsequent Event

On October 27, 2006, the Company amended its line-of-credit-agreement with its current lender to increase the maximum borrowings, subject to certain terms and conditions, from $3.0 million to $5.0 million. Borrowings under the line-of-credit are payable on demand and bear interest at the one-month London Interbank Offering Rate (“LIBOR”) plus 225 basis points (7.57% at October 30, 2006). The agreement expires on May 1, 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not limited to, the following: foreign currency fluctuations, regulations and other economic and political factors which affect the Company’s ability to market its products internationally, new product introductions by the Company’s competitors, increased price competition, dependence upon significant customers, availability and cost of components for the Company’s products, marketplace acceptance for the Company’s new products, FDA and other governmental regulatory and enforcement actions, changes to federal research and development grant programs presently utilized by the Company and other factors described in greater detail in the Company’s most recent annual report on Form 10-KSB.

Form 10-QSB
September 30, 2006

Results of Operations

For the three months ended September 30, 2006, the Company reported net income of $720,000, or $0.06 per diluted common share compared to net income of $433,000 or $0.04 per diluted common share reported for the three months ended September 30, 2005. Net income for the three months ended September 30, 2006 was affected by $98,000 of non-deductible stock compensation expense. As of January 1, 2006, the Company adopted FASB No. 123R, “Share-Based Payment”. This standard requires that all stock-based awards be recognized as expenses in the financial statements at the fair value of the award over their vesting term. Pre-tax income for the three months ended September 30, 2006 was also affected by significant increases in research and development (“R&D”) expenses of $288,000 over the three months ended September 30, 2005. Pre-tax income for the three months ended September 30, 2006 was favorably affected by a reduction in accrued retirement benefit costs of $87,000 related to changes to the Company’s post-retirement health benefit plan (the “Plan”) during 2005. Moreover, the Company’s retirement benefit obligation pursuant to the Plan at September 30, 2006 of $87,000 will be amortized to income ratably over the remainder of 2006.

The Company reported net income of $1,211,000 or $0.10 per common share on a diluted basis for the nine months ended September 30, 2006 compared to $1,166,000 or $0.10 per diluted common share for the nine months ended September 30, 2005. Net income for the nine months ended September 30, 2006 was affected by $299,000 of non-deductible stock compensation expense. Further, R&D expenses increased $986,000 or 110% over the first nine months of the prior year. Pre-tax income for the first nine months of 2006 was favorably impacted by a reduction of $262,000 in accrued retirement benefit costs for the reasons stated above.

The Company generated revenues of $9,426,000 for the three months ended September 30, 2006, an increase of $1,950,000 or 26%, over revenues of $7,476,000 for the three months ended September 30, 2005. Increases in blood pressure product sales of 36%, primarily from sales of vital signs monitors and accessories, original equipment (“OEM”) modules and sales of blood pressure cuffs, accounted for the increase in revenues. Decreases in sales of apnea monitors and accessories and neonatal products slightly offset the increase in blood pressure product sales.

The Company recorded revenues of $25,011,000 for the nine months ended September 30, 2006, an increase of $6,704,000 or 37%, over revenues of $18,307,000 for the first nine months of the prior year. Statcorp product sales accounted for $3,274,000 of the increase in revenues. The Company acquired Statcorp during May 2005. Increases in blood pressure product sales of 49%, primarily from sales of vital signs monitors including private label veterinary monitors, OEM modules and blood pressure cuffs (including Statcorp), accounted for the increase in revenues. Slightly offsetting these increases were decreases in sales of apnea and neonatal products.

The cost of products sold was $5,340,000 or 56.7% of revenues for the three month period ended September 30, 2006 compared to $4,383,000 or 58.6% for the same period of 2005. The decrease in cost of products sold as a percentage of revenues is primarily related to product mix and increased production throughput from increased sales volumes.

The cost of products sold was $14,509,000 or 58.0% of revenues for the first nine months of 2006 compared to $10,349,000 or 56.5% for the first nine months of 2005. Cost of products sold as a percentage of revenues increased as a result of several factors. The full nine month effect during 2006 from the acquisition of Statcorp during May 2005 acts to increase cost of sales as a percentage of revenues due to the lower average gross margins realized on the sales of products sold by Statcorp. Offsetting the effect of Statcorp product sales were improvements in gross margins due to product mix primarily from the increased sales of the Company’s vital signs monitors.

R&D expenses increased $288,000 or 79% to $653,000 for the three months ended September 30, 2006 compared to $365,000 for the three months ended September 30, 2005. R&D expenses for the nine months ended September 30, 2006 increased $986,000 or 110% to $1,886,000 from $900,000 for the nine months ended September 30, 2005. The increase in R&D spending for both periods resulted primarily from increased salaries and related fringe benefits associated with additional headcount required to support the Company’s Near-Infrared Spectroscopy (“NIRS”) research efforts. Further, reductions in reimbursements from the National Institutes of Health (“NIH”) under

Form 10-QSB
September 30, 2006

established grant programs also contributed to the increase in R&D expense. NIH reimbursements for the nine months ended September 30, 2006 were $21,000 compared to $461,000 for the nine months ended September 30, 2005. Non-cash stock compensation expense contributed $34,000 and $99,000, respectively to the increase in R&D expenses for the three months and nine months ended September 30, 2006 compared to the same periods of the prior year.

The Company does not expect to receive reimbursements from the NIH for the remainder of 2006. However, it is continuing to pursue additional NIH grants to support its NIRS research.

Selling, general and administrative expenses (“S,G&A”) increased $244,000 or 12% to $2,262,000, representing 24.0% of revenues for the three months ended September 30, 2006 compared to $2,018,000 or 27.0% of revenues for the three months ended September 30, 2005. Marketing expenses associated with the NIRS effort, commissions earned and payable against higher sales volume, and accrued employee bonuses were primarily responsible for the increased S,G&A expenses.

S,G&A expenses increased $1,240,000 or 24% to $6,457,000, representing 25.8% of revenues for the nine month period ended September 30, 2006 compared to $5,217,000 or 28.5% of revenues for the nine month period ended September 30, 2005. Marketing expenses associated in part with the NIRS effort accounted for approximately $471,000 of the overall increase in S,G&A primarily from salaries and related benefits, travel and entertainment expenses, stock compensation charges and outside professional services. General and administrative (“G&A”) expenses accounted for approximately $590,000 of the overall increase in S,G&A expenses primarily resulting from increases in legal costs, investor relations costs, bad debt expenses, salaries and related fringe benefits and non-cash stock compensation charges. Partially offsetting these increased costs were decreases in insurance expenses and retirement benefit expenses associated with the curtailment of the Company’s retirement benefit plan.

Interest expense increased to $60,000 and $187,000, respectively, for the three and nine months ended September 30, 2006 compared to $64,000 and $100,000, respectively for the three and nine months ended September 30, 2005. The increase in interest expense resulted primarily from the Statcorp acquisition loan consummated on May 16, 2005.

The provision for income taxes of $761,000 for the nine-months ended September 30, 2006 results in an effective tax rate of 39%. This rate reflects the effects of state income taxes and non-deductible stock compensation expense partially offset by R&D tax credits. The 35% effective tax rate for the three months ended September 30, 2006 reflects a year-to-date change in accounting estimate. The provisions for income taxes for the three and nine months ended September 30, 2005 resulted in an effective tax rate of 33% due primarily to R&D tax credits.

Financial Condition, Liquidity and Capital Resources

At September 30, 2006, the Company's cash and cash equivalents totaled $696,000 compared to $1,893,000 at December 31, 2005. Working capital increased by $469,000 to $7,951,000 at September 30, 2006, from $7,482,000 on December 31, 2005. The Company’s current ratio decreased to 2.55 to 1 from 2.85 to 1.

Cash provided by operations for the nine months ended September 30, 2006 was $48,000 compared to cash provided of $315,000 for the first nine months of the prior year. In both periods, the Company continued to make investments in inventories and accounts receivable to support increased sales. Non-cash charges and credits to operations for stock compensation and retirement benefits substantially offset one another. Net cash provided by operations during the first nine months of 2005 were supported by greater increases in accounts payable and accrued expenses ($487,000) versus the first nine months of 2006.

Cash used by investing activities was $1,080,000 for the nine months ended September 30, 2006 compared to $5,323,000 for the first nine months of the prior year. Expenditures for property and equipment of $638,000 during the nine months ended September 30, 2006 were varied in nature and included building improvements, manufacturing equipment and engineering equipment. Prior year expenditures reflected $784,000 of spending for equipment and intangible assets and $4,539,000 for the purchase of Statcorp. Equipment purchases of $571,000 for

Form 10-QSB
September 30, 2006

the nine months ended September 30, 2005 were primarily related to the acquisition and installation of the Company’s new enterprise resource planning system and related hardware upgrades, leasehold improvements related to a three year facilities lease agreement effective December 2004 and manufacturing inspection equipment. During July 2006, the Company paid a purchase price adjustment of $300,000 to the former Statcorp shareholders based upon Statcorp’s achieved sales levels for the twelve months following the date of acquisition.

Cash used by financing activities for the nine months ended September 30, 2006 was $165,000 compared to cash provided of $4,124,000 for the first nine months of the prior year. Financing activities for the first nine months of 2006 included $828,000 of repayments of notes payable and long-term debt offset by $245,000 of proceeds from notes payable to finance various insurance coverage and $418,000 of proceeds from the issuance of common stock primarily related to the exercise of stock options and non-employee warrants.

For the remainder of 2006 and for 2007, the Company intends to increase its spending associated with the NIRS cerebral oximeter, scheduled for launch by the end of this year. Such spending includes additional R&D, on-going clinical studies, marketing expenses, manufacturing start-up costs and capital expenditures. The Company believes that its sources of funds consisting of cash and cash equivalents, cash flow from operations and funds available from the revolving credit facility will be sufficient to meet its current and expected short-term requirements. The Company may also pursue other debt or equity financing alternatives to meet its capital needs. On October 27, 2006, the Company amended its revolving credit facility with its current lender to expand the borrowing limits, subject to certain terms and conditions, from $3.0 million to $5.0 million. The revolving credit facility expires on May 1, 2008. Management believes that, if needed, it would be able to find additional sources of funds on commercially acceptable terms which may be required to support the Company’s long-term initiatives.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the condensed financial statements. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them. The Company’s critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation, post-retirement health benefit, and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional information about the Company’s critical accounting policies and estimates, see Note 3 to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2005. There were no significant changes in critical accounting policies and estimates during the three months ended September 30, 2006.

New accounting pronouncements and the Company’s assessment of their impact on the financial statements are disclosed in Note 9 to the notes to condensed consolidated financial statements.

ITEM 3.   CONTROLS AND PROCEDURES

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30,

Form 10-QSB
September 30, 2006

2006. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2 and 32.1 to this report.

Form 10-QSB
September 30, 2006

PART II - OTHER INFORMATIION

ITEM 6.   EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a) of Louis P. Scheps, President and Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) of Jeffery A. Baird, Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. 1350 of Periodic Financial Report of Louis P. Scheps, President and Chief Executive Officer and Jeffery A. Baird, Chief Financial Officer

Form 10-QSB
September 30, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAS MEDICAL SYSTEMS, INC. (Registrant)

Date: November 7, 2006	By:	/s/ Louis P. Scheps
Louis P. Scheps
Chairman of the Board, President and Chief Executive Officer

Date: November 7, 2006	By:	/s/ Jeffery A. Baird
Jeffery A. Baird
Chief Financial Officer