Form 10KSB
period 2006-12-31
CAS MEDICAL SYSTEMS INC
filed 2007-03-19
CIK 764579

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 _______________

                                   FORM 10-KSB
                                 _______________

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the Fiscal Year ended December 31, 2006

                         Commission File Number 0-13839


                            CAS MEDICAL SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


            Delaware                                             06-1123096
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
incorporation or of organization)                            Identification No.)


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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The Registrant's revenues for the fiscal year ended December 31, 2006 were $35,202,011.

The aggregate market value of common equity held by non-affiliates of the Registrant as of March 1, 2007 based upon the last sale price of such stock on that date on the NASDAQ Global Market was $70,367,844. The number of shares of the Registrant's Common Stock outstanding as of March 1, 2007 was 10,670,959.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 13, 2007 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Form 10-KSB.

Transitional Small Business Disclosure format (check one): Yes [_] No [X]
================================================================================

INDEX                                                                       Page
-----                                                                       ----

PART I

Item 1     Description of Business                                             3
Item 2     Description of Property                                             8
Item 3     Legal Proceedings                                                   8
Item 4     Submission of Matters to a Vote of Security Holders                 8



PART II

Item 5     Market for Common Equity, Related Stockholder Matters and
             Small Business Issuer Purchases of Equity Securities              9
Item 6     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         9
Item 7     Financial Statements                                               14

           Report of UHY LLP, Independent Registered Public Accounting
             Firm                                                            F-1

           Consolidated Balance Sheets as of December 31, 2006 and 2005 F-2 Consolidated Statements of Operations for the Years Ended
             December 31, 2006 and 2005                                      F-3
           Consolidated Statements of Changes in Shareholders' Equity
             for the Years Ended December 31, 2006 and 2005                  F-4
           Consolidated Statements of Cash Flows for the Years Ended
             December 31, 2006 and 2005                                      F-5
           Notes to Consolidated Financial Statements                F-6 to F-18

Item 8     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         15
Item 8A    Controls and Procedures                                            15
Item 8B    Other Information                                                  15



PART III

Item 9     Directors, Executive Officers, Promoters, Control Persons,
             and Corporate Governance; Compliance with Section 16(a) of
             the Exchange Act                                                 16
Item 10    Executive Compensation                                             16
Item 11    Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                       16
Item 12    Certain Relationships and Related Transactions, and Director
             Independence                                                     17
Item 13    Exhibits                                                           17
Item 14    Principal Accountant Fees and Services                             18

Signatures                                                                    19

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

Item 1.    Description of Business
----------------------------------

The Company
-----------

CAS Medical Systems, Inc. ("CASMED" or the "Company") is a Delaware corporation organized in 1984. The Company designs, manufactures and markets innovative medical technologies and products for non-invasive vital signs monitoring. The Company's products include blood pressure measurement technology, blood pressure cuffs, vital signs measurement equipment, cardio-respiratory monitoring equipment and supplies for neonatal intensive care. The products are designed to improve the quality of patient care and provide exceptional value and performance.

On May 15, 2005, CASMED completed the purchase of all of the outstanding capital stock of Statcorp, Inc. from its stockholders for cash. The cost of the acquisition was $5.1 million including a post-closing working capital adjustment, a purchase price adjustment based upon Statcorp's sales level for the 12 months following the acquisition and direct acquisition costs. Statcorp, a privately-owned company based in Jacksonville, Florida, develops, assembles and sells blood pressure cuffs, IV rapid infusor cuffs, and blood transfusion filters for use in the medical industry worldwide.

The Company currently designs, markets, services and manufacturers all finished product out of its Branford and Jacksonville facilities. The Company has several products in various stages of development that it believes will add to and complement its current product lines.

Principal Products and Services
-------------------------------

Blood Pressure Measurement Technology
-------------------------------------

The Company has developed a proprietary non-invasive blood pressure measurement technology, MAXNIBP(R). The Company believes this technology is more accurate, reliable, and able to produce a measurement result faster than its competitors. These advantages strengthen the Company's competitive position, especially in clinical situations where measurements can be difficult. The Company has entered into original equipment manufacturer ("OEM") agreements to supply its MAXNIBP technology in the form of modules to various companies throughout the world. These modules are used in larger monitoring systems where non-invasive blood pressure is but one measurement parameter. The Company's OEM agreements are typically multi-year arrangements.

Blood Pressure Cuffs
--------------------

The Company offers a complete line of disposable and reusable blood pressure cuffs that can be used on any manufacturer's monitoring equipment. The product line includes cuffs and pressure infusors manufactured by Statcorp, Inc. which was purchased by CASMED in 2005. The blood pressure cuffs, including UltraCheck(R) and Tuff-

Cuff(R) Reusable Cuffs, and SoftCheck(R) and Safe-Cuff(TM) Disposable Cuffs, can be used on patients from neonate through adult, as well as on veterinary patients, and complement the Company's MAXNIBP blood pressure measurement technology. The Company's Unifusor(R) line of infusor cuffs are used to rapidly infuse intra-venous fluids into a patient. The Company has various private label versions of both the blood pressure and infusor cuffs available for OEM partners.

Vital Signs Monitoring Equipment
--------------------------------

The Company offers two platforms of vital signs monitors incorporating various combinations of industry-leading measurement parameters. The product lines include options for measurement of non-invasive blood pressure using the Company's proprietary MAXNIBP technology, pulse oximetry, electro-cardiography, temperature, and capnography. CASMED monitors are ideal for a range of clinical settings (both human and veterinary) including emergency medical service, medical/surgical units, out-patient care, and procedural sedation. The Company's vital signs monitors have been awarded a multi-year, sole-source purchasing agreement by the U.S. Department of Veterans Affairs.

Cardio-Respiratory Monitoring Equipment
---------------------------------------

The CASMED line of cardio-respiratory monitors is used to monitor apnea in home-based and hospital settings. The Company's product line includes two of the industry's best selling infant apnea monitoring products and has the broadest range of capabilities available to the market. The AMI(R) and 511 monitors allow cardio-respiratory and pulse oximetry monitoring and recording for a range of patients. Proprietary CAS EXPRESS(R) software saves patient data from the monitors and generates reports for review by the clinician.

Supplies for Neonatal Intensive Care
------------------------------------

The Company's specialty neonatal supplies are a foundation of its business. CASMED has a long record of producing high quality products designed specifically to meet the unique needs of neonatal intensive care. The varied product line includes Klear-Trace(R) ECG Electrodes, NeoGuard(R) skin temperature probes and adhesive reflectors, SoftCheck(R) neonatal blood pressure cuffs, BiliBottoms(TM) light permeable diapers for use during phototherapy, and the Premie Nestie(R) neonatal positioning device.

Sales and Marketing
-------------------

The Company markets its products globally, through hospital, alternate site, homecare, veterinary and emergency medical distribution channels.

Sales in the United States are conducted by specialty distributors working under both exclusive and non-exclusive arrangements, in conjunction with nine full time Company field managers. International sales are conducted through exclusive distributors in the European, African, Middle Eastern, Pacific Rim and Latin American regions and Canada, working together with regional sales consultants and two employees located outside of the United States.

The Company also sells its non-invasive blood pressure technology, in the form of sub-assemblies to be joined to multi-parameter monitors, to various firms operating on both a domestic and international basis. The Company is in the process of pursuing other OEM agreements.

                           Financial Information Relating to Sales
                                   Year Ended December 31
                               ------------------------------
                                   2006              2005
                               ------------      ------------
Domestic Sales                 $ 27,518,584      $ 21,891,805
Export Sales                      7,683,427         4,992,616
                               ------------      ------------
                               $ 35,202,011      $ 26,884,421
                               ============      ============

                                                                          Page 5
Competition
-----------

The Company competes in the medical equipment market where there are many suppliers with greater financial and personnel resources that sell a broad line of both commodity products and monitoring equipment and have a dedicated selling capability. The Company's products primarily serve the hospital and emergency medical services markets. The Company's equipment is compact, portable, lightweight and user-friendly. The monitors are all built in the USA and contain best-in-class technology. The monitors maintain a high, professional standard of accuracy and quality in demanding environments such as those encountered in hospital and transport situations. With respect to all of its products, the Company competes on the basis of price, features, product quality and promptness of delivery and overall quality of customer service.

Research and Development
------------------------

During 2006 and 2005, the Company incurred expenses of approximately $2,782,000 and $2,162,000, respectively, on activities related to the research and development of new products, and improvement of existing products. These amounts are before consideration of reimbursements received from the National Institutes of Health ("NIH") further explained under Grant Awards below. Net research and development ("R&D") expenses after reimbursements from the NIH approximated $2,762,000 for 2006 and $1,631,000 for 2005.

The majority of the Company's 2006 development efforts were directed toward the design and development of its patented Near-Infrared Spectroscopy ("NIRS") technology. The Company has been actively researching this technology since 1999. The Company's NIRS technology has multiple potential product applications including the Company's initial targeted development project - a monitor that can non-invasively and directly measure brain oxygenation levels. This monitor, the FORE-SIGHT(TM) Cerebral Oximeter, has been the primary focus of development efforts during 2006, culminating in market introduction at the end of 2006, and expected product availability in the first half of 2007.

The initial target procedures for the FORE-SIGHT product include high risk cardiovascular surgeries, of which there are about 700,000 performed each year in the U.S. This is a key market entry point for the product due to the recognized need for cerebral protection during these procedures and the large volume of clinical data available to support the need for a device that can directly monitor oxygen saturation levels in the brain during these procedures. Independent, published clinical studies have shown that approximately one in sixteen patients, or 6%, undergoing cardiopulmonary bypass surgery, may experience severe adverse cerebral outcomes and that approximately 17% - 23% of patients undergoing cardiopulmonary bypass surgery suffer from cerebral venous oxygen desaturation, resulting in compromised cognitive outcomes.

Future applications for the FORE-SIGHT Cerebral Oximeter include use of the device in a broad range of general surgical procedures, as well as post-operative and critical care settings in which cerebral protection is an important goal. The FORE-SIGHT Cerebral Oximeter provides new information that allows clinicians to monitor and respond to instances of brain tissue oxygen deprivation before damage to the brain occurs, thereby resulting in the potential for improved clinical response times and better clinical outcomes.

During 2006, the Company received 510(k) clearance from the FDA to expand the patient population for use of the FORE-SIGHT Cerebral Oximeter to include infants and children over forty kilograms. The Company was awarded two additional patents in 2006 related to the FORE-SIGHT NIRS platform and now holds a total of three U.S. patents on the technology, with several patents pending. The Company intends to continue to actively seek further patent protection.

Additional development efforts have focused on the continued support of, and enhancements to, the Model 740 & 750 monitors; the Company's proprietary non-invasive blood pressure technology; and the Company's apnea and neonatal products. The Company continues to develop and expand its patient monitoring capabilities by adding new complementary physiological parameters. The Company believes that this forward-thinking development strategy will enable the Company to pursue sales opportunities in key markets.

The Company's 2006 research efforts centered on enhancements to the NIRS platform. In support of research and product development efforts, adult and neonatal clinical studies were conducted at various institutions throughout the U.S. Results from these clinical studies were presented at major medical meetings.

Grant Awards
------------

The Company has, in prior years, been awarded various grants by the National Institute of Neurological Disorders and Stroke of the NIH under its Small Business Innovative Research Program. Grants under this program are being used to support the Company's NIRS development. In accordance with the terms of these grants, the Company is reimbursed for certain qualifying expenditures. Such grant awards provide substantial support for the Company's clinical efforts currently being undertaken at multiple adult and neonatal sites.

Reimbursements were approximately $20,000 for 2006 and $531,000 for 2005. Funding provided to the Company is being recorded as a reduction in R&D expenses. The Company has additional NIH grants pending as of December 31, 2006 to support its NIRS research.

Trademarks, Patents and Copyrights
----------------------------------

Certificates of Registration have been issued to the Company by the United States Department of Commerce Patent and Trademark Office for the following marks: CAS(R), Pedisphyg(R), OscilloMate(R), NeoGuard(R), Tuff-Cuff(R), Limboard(R), Klear-Trace(R), Premie Nestie(R), MAXNIBP(R), UltraCheck(R), SoftCheck(R), Unifusor(R), SWANK(R), Woods Pump(R), the heart shaped mark for use as a thermal reflector and the Company's corporate logo. The Company continues to use the CASMED(TM), FORE-SIGHT(TM), For What's Vital(TM), For Every Life and Breath Situation(TM), Safe-Cuff(TM), BiliBottoms(TM) and CAS Express(TM) common law trademarks. The Company also holds trademarks for the Event-Link(R) monitoring system, the Edentec Assurance(R) monitor, Edentrend(R) software and the AMI(R) and AMI(R) Plus monitors.

The Company holds various patents for its blood pressure measurement technology which it believes provide it with a competitive market advantage. In addition, it has patents with respect to apnea monitor technology. Although the Company holds such patents and has patents pending related to certain of its products, it does not believe that its business as a whole is significantly dependent upon patent protection with the exception of the Near Infra Red Spectroscopy (NIRS) cerebral oximetry technology.

The FORE-SIGHT NIRS cerebral oximetry technology has three U.S. patents issued (US 6,456,862 B2, US 7,047,054 and US 7,072,701). In addition, the Company currently has several patents pending with US and foreign patent offices. The Company believes the design concepts covered in its current patent applications and provisional patent applications are important to providing a cerebral oximeter capable of absolute brain tissue oxygen saturation measurements.

Other patents have previously been issued to third parties involving optical spectroscopy and the interaction of light with tissue, some of which relate to the use of optical spectroscopy and NIRS in the area of brain metabolism monitoring. The Company is not aware of any infringement by its products of the claims of any issued patents, and no charge of patent infringement has been asserted against the Company.

The Company also relies on trade secret, copyright and other laws and on confidentiality agreements to protect its technology.

The Company has copyright protection for the software used in its blood pressure, apnea and cerebral oximeter monitors.

The Company will continue to actively seek patent, trademark and copyright protections as it deems advisable to protect the market for its products and its R&D efforts.

We believe that neither our patents nor our other legal rights will necessarily prevent third parties from developing or using a similar or a related technology to compete against our products.

Employees
---------

As of December 31, 2006, the Company had 152 employees, of which 151 were full-time. The Company has no collective bargaining agreements and believes that relations with its employees are good.

Government Regulation
---------------------

Medical products of the type currently being marketed and under development by the Company are subject to regulation under the Food, Drug and Cosmetic Act (the "FDC Act") and numerous acts and amendments such as the Quality System Regulations ("QSR"), often referred to as Good Manufacturing Practices ("GMP's").

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

The FDA has the authority to, among other things, deny marketing approval until all regulatory protocols are deemed acceptable, halt the shipment of defective products, and seize defective products sold to customers. Adverse publicity from the FDA, if any, could have a negative impact upon sales. The FDA last completed a factory audit of the Company in March 2005. There were no material non-conformities.

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

ISO 9001 and 13485
------------------

In September 1996, the quality system at CASMED was first certified to ISO 9001/EN 46001 by the accredited body, BSI Inc. This certification recognizes CASMED for its achievement in implementing and maintaining a world-class quality system and prepares CASMED for the use of the "CE" mark. The CE mark is now required for medical devices to gain access to the European Union common market. The FDA, recognizing the value of a universally accepted quality system, has patterned its Quality System Regulations after ISO 9001 and ISO 13485.

CASMED maintains full compliance with the FDA Quality System Regulations. In 2003, CASMED became certified to another universal Quality System Standard, ISO 13485, meeting a requirement for sales in Canada, and in preparation for the termination of the 1994 version of ISO 9001 which ended August 31, 2003. In December 2005, the Company's Branford, Connecticut facility achieved certification to ISO13485:2003, a process oriented quality system update. The Jacksonville, Florida facility was awarded its certification during May 2006.

Customers
---------

During 2006 and 2005, the Company had sales to Medtronic, Inc. which accounted for approximately 11% and 14% of net sales, respectively.

Backlog
-------

The Company's backlog includes orders pursuant to long-term OEM agreements as well as orders for products shippable on a current basis. Total backlog, therefore, is not a meaningful indicator of future sales.


Item 2.    Description of Property
----------------------------------

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

The Company is leasing approximately 8,300 square feet of office and limited warehouse space at an adjacent facility under a three-year agreement effective June 1, 2006. Minimum annual rental expense is approximately $73,000 excluding apportioned real estate taxes and certain utility costs.

The Company's subsidiary, Statcorp, is leasing approximately 17,500 square feet of warehouse and office space under a five-year agreement effective April 1, 2004. Minimum annual rental expense is approximately $102,000 excluding apportioned real estate taxes and certain common area maintenance charges.

On January 31, 2007, the Company entered into a lease agreement for approximately 13,000 square feet of office and warehouse space at a facility adjacent to its corporate facilities in Connecticut. The lease is effective June 1, 2007 and expires May 31, 2012. Minimum annual rental expense is approximately $114,000 excluding apportioned real estate taxes and certain common area maintenance charges.

The Company believes that its premises are adequately insured.


Item 3.    Legal Proceedings
----------------------------

No material legal proceedings involving the Company are pending at this time.


Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

None.

                                                                          Page 9
                                     PART II
                                     -------

Item 5.    Market for Common Equity, Related Stockholder Matters and Small
--------------------------------------------------------------------------
Business Issuer Purchases of Equity Securities
----------------------------------------------

Effective December 2005, the common stock of the Company began trading on the NASDAQ Capital Market, under the symbol "CASM." Prior to that date during 2005, the Company's common stock was traded on the Over-the-Counter Bulletin Board under the symbol "CAMY.OB." Effective December 2006, the common stock of the Company began trading on the NASDAQ Global Market while continuing to utilize the CASM symbol.

The following table shows the high and low bid quotations for the Company's common stock during each quarterly period for the last two years.
Over-the-Counter Bulletin Board prices reflect inter-dealer prices and may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

        Quarter Ended            High            Low
        -------------          --------       --------
        March 31, 2005         $   2.72       $   2.20
        June 30, 2005          $   4.15       $   2.33
        September 30, 2005     $   5.60       $   3.75
        December 31, 2005      $   9.10       $   4.21

        March 31, 2006         $  15.01       $   7.30
        June 30, 2006          $   9.17       $   5.37
        September 30, 2006     $   7.67       $   5.21
        December 31, 2006      $   9.89       $   6.36


The following table sets forth the approximate number of holders of record of common stock of the Company on December 31, 2006.

        Title of Class                                 Number of Shareholders
        --------------                                 ----------------------
        Common stock, $.004 par value                          2,434

No cash dividends have been declared on the Company's common stock during 2005 or 2006.

The Company did not issue any shares of common stock during the fourth quarter of 2006 that were not registered under the Securities Act. In addition, the Company did not repurchase any of its common stock during the fourth quarter of 2006.


Item 6.    Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------

Acquisition
-----------

On May 15, 2005, the Company purchased all the outstanding capital stock of Statcorp, Inc., a privately-owned company based in Jacksonville, Florida from its stockholders for cash. The cost of the acquisition was $5.1 million including a post-closing working capital adjustment and a purchase price adjustment based upon Statcorp's achieved sales level for the 12 months following the acquisition.

Statcorp develops, assembles and sells blood pressure cuffs, liquid infusion devices, and blood transfusion filters for worldwide use in the medical industry. The acquisition enhances the Company's position in the non-invasive blood pressure monitoring market by enabling it to offer a complete, low cost, high performance accessories solution to its customers to complement its proprietary monitoring products and OEM technologies. Statcorp also enjoys certain key OEM, private label, and distributor relationships which the Company may seek to expand to its other product lines.

                                                                         Page 10
Results of Operations
---------------------

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
---------------------------------------------------------------------

Net income for 2006 was $1,747,000 or $0.14 per common share on a diluted basis compared to $1,815,000 or $0.15 per diluted common share for 2005. Net income for 2006 was affected by $390,000 of stock compensation expense of which $343,000 was non-deductible for income tax purposes. As of January 1, 2006, the Company adopted FASB No. 123R, "Share-Based Payment". This standard requires that all stock-based awards be recognized as expenses in the financial statements at the fair value of the award over their vesting term. Diluted earnings per share were reduced by $0.03 as a result. The Company's effective tax rate for 2006 approximates 36% primarily as a result of non-deductible charges.

Revenues for 2006 increased 31% or $8,318,000 to $35,202,000 from $26,884,000 for 2005. Statcorp product sales accounted for $3,665,000 or 44% of the increase. Statcorp was acquired by the Company during May 2005. Increases in blood pressure product sales of 40%, primarily from sales of vital signs monitors and accessories to domestic accounts including the Department of Veterans Affairs ("VA"), a private label veterinarian distribution partner and international customers, accounted for 48% of the overall increase in revenues. Sales of original equipment manufacturer ("OEM") modules also increased, accounting for 5% of the overall growth in revenues.

Cost of products sold as a percentage of net revenues increased to 59.1% of net revenues for 2006 compared to 56.2% of net revenues for 2005. The increase for 2006 was related to the increased percentage of Statcorp revenues as a percentage of overall revenues compared to 2005 as well as increased cost of sales as a percentage of revenues on Statcorp product shipments.

R&D expenses increased $1,131,000 or 69% to $2,762,000 for 2006 from $1,631,000 for 2005. R&D expenses are reported net of reimbursements received from the National Institutes of Health ("NIH") primarily pertaining to the Company's development of its Near-Infrared Spectroscopy ("NIRS") technology. Amounts reimbursed from the NIH, including accruals, for 2006 and 2005 were $21,000 and $531,000, respectively. R&D expenses for both 2006 and 2005 before NIH reimbursement approximated 8.0% of revenues. R&D expenses before reimbursement reflected an increase of 29% for 2006 over 2005. Increased spending for salaries and related benefits, engineering project materials, facilities rental expense, clinical expenses and professional services were responsible.

Selling, General and Administrative ("S,G&A") expenses increased $1,220,000 or 16% to $8,659,000 or 25% of revenues for 2006 from $7,439,000 or 27% of revenues for 2005. Non-cash stock compensation expense accounted for $224,000 of the increase. During 2006, the Company expanded its sales and marketing personnel worldwide to support its increased sales activities and the launch of the Company's "Foresight"(TM) cerebral oximeter. Increases in marketing expenses were also driven by increased travel and entertainment, sales promotion and advertising, and meetings and convention expenses. General and administrative ("G&A") expenses increased primarily as a result of additional shareholder and investor communication expenses and legal and accounting fees.

Net interest expense increased $81,000 to $248,000 for 2006 from $167,000 for 2005. Interest expense associated with the Statcorp acquisition loan accounted for $224,000 of the overall net interest expense. Mortgage related interest expense partially offset by interest income from excess cash balances primarily accounted for the remainder of the net interest expense.

Income tax expense for 2006 was $983,000 compared to income tax expense of $741,000 for 2005. The provision for income taxes for 2005 represents an effective tax rate of 36% which is greater than the statutory rate primarily as a result of non-deductible stock compensation expense and state income taxes partially offset by R&D and other tax credits. The provision for income taxes for 2005 represents an effective tax rate of approximately 29% resulting primarily from R&D and other tax credits.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
---------------------------------------------------------------------

Net income for 2005 was $1,815,000 or $0.15 per common share on a diluted basis compared to $1,205,000 or $0.11 per diluted common share for 2004. During the fourth quarter of 2005, the Company recorded a $401,000 credit from the curtailment of its retirement benefit plan. Pre-tax income for 2005 was affected by a significant increase in research and development ("R&D") expenses of $599,000 primarily pertaining to the development of the Company's Near-Infrared Spectroscopy ("NIRS") monitoring device. Reductions in selling, general and administrative ("S,G&A") expenses as a percentage of sales contributed to the increase in operating income to $2,723,000 for 2005 compared to operating income of $1,708,000 in 2004.

Revenues for 2005 increased 34% or $6,825,000 to $26,884,000 from $20,059,000 for 2004. The growth in revenues was led by sales of Statcorp products which accounted for $4,386,000 of the increase. Sales of blood pressure products increased 34% and accounted for 45% of the increase in revenues. Sales to domestic customers including the Department of Veterans Affairs ("VA") under the Company's multi-year contract and sales to the veterinary market under a private-label distribution arrangement were primarily responsible for the increase in blood pressure product sales. Increases in neonatal product sales and service revenues also contributed to the overall growth in revenue. Partially offsetting the increase were reductions in sales of Apnea monitors and accessories.

Cost of products sold as a percentage of net revenues increased to 56.1% for 2005 from 54.4% for the prior year. The increase in cost of products sold as a percentage of revenue was related to the lower average gross margins on products sold by Statcorp. Cost of products sold for 2005 includes a net credit of $243,000 which includes a $301,000 credit related to the curtailment gain on the retirement benefit plan and $57,000 of retirement benefit expenses. 2004 includes $151,000 of retirement benefit expenses. Cost of products sold for 2005 excluding Statcorp and net retirement benefit credits were unchanged from 2004. The Company continued to pursue product cost reductions through improvements in manufacturing processes and inventory control, capital expenditures to replace aged equipment, adoption of company-wide quality initiatives and increases in employee training.

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

Selling, General and Administrative ("S,G&A") expenses increased $1,176,000 or 19% to $7,439,000 or 27% of revenues for 2005 from $6,263,000 or 31% of revenues for 2004. Sales, marketing and administrative expenses of Statcorp accounted for $781,000 of the increase in expenses. General and administrative expenses ("G&A") accounted for $180,000 or 7.2% of the increase in S,G&A expenses due to increases in legal fees, shareholder and investor communication expenses including NASDAQ listing fees and post-transaction travel and entertainment expenses pertaining to the Statcorp acquisition, and were partially offset by reductions in bad debt expense, depreciation and amortization and bonuses. G&A expenses for 2005 included a reduction in retirement benefit expenses of $112,000 compared to expenses of $51,000 for 2004. Increases in marketing salaries and related fringe benefits were primarily responsible for the remainder of the increase in S,G&A expenses.

Net interest expense increased $95,000 or 132% to $167,000 for 2005 from $72,000 for the prior year. Interest expense associated with the Statcorp acquisition loan accounted for $157,000 of the overall interest expense. Mortgage related interest expense partially offset by interest income from excess cash balances primarily accounted for the remainder of the net interest expense.

Income tax expense for 2005 was $741,000 compared to income tax expense of $430,000 for 2004. The provision for income taxes for 2005 represented an effective tax rate of 29% which was lower than the statutory rate primarily as a result of R&D and other tax credits. The provision for income taxes for 2004 represented an effective tax rate of approximately 26% resulting primarily from R&D and other tax credits and realized net operating loss carry forwards.

                                                                         Page 12
                                                                         -------
Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Company's cash and cash equivalents were $1,335,000 at December 31, 2006 compared to $1,893,000 at December 31, 2005. Working capital increased $1,614,000 to $9,096,000 at December 31, 2006 from $7,482,000 at December 31,
2005. The Company's current ratio declined slightly to 2.81 to 1 from 2.85 to 1.

Cash provided by operations for 2006 was $282,000 compared to $1,150,000 for the prior year primarily as a result of increases in accounts receivable partially offset by increases in accounts payable and accrued expenses.

Cash used for investing activities was $1,500,000 for 2006 compared to $5,480,000 for 2005. During 2006, the Company incurred $1,042,000 of capital expenditures compared to $657,000 for 2005. Equipment purchases for 2006 were varied in nature and included manufacturing equipment, leasehold improvements commensurate with the expansion of the Company's adjacent leased space, engineering equipment and enhancements to the Company's IT infrastructure. Cash used for investing activities in 2005 included $4,524,000 for the purchase of Statcorp.

Net cash provided by financing activities was $659,000 for 2006 compared to $4,249,000 provided for 2005. During 2006, the Company repaid $1,023,000 of long-term debt and notes payable compared to payments of $389,000 during 2005. Proceeds from financing insurance policies were $312,000 in 2006 and $292,000 in 2005. During 2005, the Company also borrowed $4,200,000 to partially finance the acquisition of Statcorp. The Company received $505,000 of proceeds during 2006 from the issuance of common stock resulting from the exercise of employee stock options and director stock options and warrants compared to $146,000 during 2005. The Company also received income tax benefits of $866,000 in 2006 from the exercise of the warrants.

During October 2006, the Company amended its line-of-credit agreement with its bank lender to increase the maximum borrowings, subject to certain terms and conditions, from $3.0 million to $5.0 million. Borrowings under the line-of-credit are payable on demand and bear interest at the one-month London Interbank Offering Rate ("LIBOR") plus 225 basis points (7.60% at December 31,
2006) which may change from time to time. The agreement expires on May 1, 2008. Under the terms of the related agreement, the Company is permitted to borrow based on accounts receivable and inventories according to pre-established criteria. The bank has a first security interest on substantially all assets of the Company for funds borrowed. There were no outstanding borrowings as of December 31, 2006 and as of March 16, 2007.

As a result of the exercise of warrants during 2006 by certain outside directors to purchase the Company's common stock, the Company has recorded a reduction in its current federal and state income taxes payable in the amount of $866,000. Further, at December 31, 2006, the Company had recoverable income taxes of $390,000 which consisted of estimated tax deposits in excess of current income taxes provided.

During 2007, the Company intends to significantly increase its spending associated with the NIRS based FORE-SIGHT Cerebral Oximeter launched during late 2006. Such spending includes additional R&D, on-going clinical studies, marketing expenses and capital expenditures. The Company believes that its sources of funds consisting of cash and cash equivalents, cash flow from operations and funds available from the revolving credit facility will be sufficient to meet its current and expected short-term requirements. Management believes that, if needed, it would be able to find additional sources of funds on commercially acceptable terms which may be required to support the Company's long-term initiatives.

The Company expects its core business to continue to grow during 2007 despite being negatively impacted by Medtronic's Physio-Control division's voluntary suspension of U.S. shipments of products manufactured at its facility in Redmond, Washington. The suspension, to address quality system issues identified by Physio-Control, Medtronic and the US Food and Drug Administration affects the Company because its OEM technology is sold for use in Physio-Control's multi-parameter patient defibrillators. Physio-Control contributed approximately 11% to the Company's 2006 revenues. The impact to the Company's 2007 operating results cannot be determined at this time.

The following table sets forth a summary of the Company's cash commitments under contractual obligations as of December 31, 2006:

Contractual                            One Year       2 - 4         5 - 7       More Than
Obligations               Total        or Less        Years         Years      Seven Years
------------           -----------   -----------   -----------   -----------   -----------
Long-term debt         $ 4,416,202   $   609,615   $ 2,063,959   $ 1,314,942   $   427,686
Notes payable               69,241        69,241            --            --            --
Operating leases           490,273       198,407       289,391         2,475            --
                       -----------   -----------   -----------   -----------   -----------
                       $ 4,975,716   $   877,263   $ 2,353,350   $ 1,317,417   $   427,686
                       ===========   ===========   ===========   ===========   ===========

Subsequent to December 31, 2006, the Company entered into a five year lease agreement for approximately 13,000 square feet of office and warehouse space at a facility adjacent to its corporate headquarters. The lease is effective June 1, 2007 and requires minimum aggregated lease payments of $571,000 over the term of the lease.

Off-Balance Sheet Arrangements
------------------------------

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

Inventory Valuation--The Company's inventories are stated at the lower of cost or market. The Company provides allowances on inventories for any material that has become obsolete or may become unsaleable based on estimates of future demand and sale price in the market. Judgments with respect to salability and usage of inventories, estimated market value, and recoverability upon sale are complex and subjective. Such assumptions are reviewed periodically and adjustments are made, as necessary, to reflect changed conditions.

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

Accrued Warranty Costs--The Company warranties its products for up to three years and records the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product returns and the related estimated cost of labor and material to make the necessary repairs. Warranty costs have not been material to operating results over the past several years. However, if actual future product return rates or the actual costs of material and labor differ from the estimates, adjustments to the accrued warranty liability would be made.

Recent Accounting Pronouncements
--------------------------------

Recent accounting pronouncements potentially affecting the Company's future financial statements are described under the caption, "New accounting pronouncements" in Note 3 - Summary of Significant Accounting Policies. In summary, there are no new pronouncements which are likely to effect the Company's financial statements.

Item 7.    Financial Statements
-------------------------------
                                                                            Page

Report of UHY LLP, Independent Registered Public Accounting Firm             F-1

Financial Statements

    Consolidated Balance Sheets as of December 31, 2006 and 2005             F-2

    Consolidated Statements of Operations for the Years Ended
    December 31, 2006 and 2005                                               F-3

    Consolidated Statements of Changes in Shareholders' Equity
    for the Years Ended December 31, 2006 and 2005                           F-4

    Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2006 and 2005                                               F-5

    Notes to Consolidated Financial Statements                       F-6 to F-18

REPORT OF UHY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors
CAS Medical Systems, Inc:


We have audited the accompanying consolidated balance sheets of CAS Medical Systems, Inc. (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (Revised 2004) - "Share-Based Payment".


/s/ UHY LLP


New Haven, Connecticut
March 16, 2007

CAS MEDICAL SYSTEMS, INC.
Consolidated Balance Sheets
As of December 31, 2006 and 2005

ASSETS                                                                 2006            2005
                                                                   ------------    ------------
CURRENT ASSETS:
       Cash and cash equivalents                                   $  1,334,535    $  1,892,584
       Accounts receivable, less allowance of $75,000 in 2006
         and 2005                                                     4,906,303       3,218,963
       Recoverable taxes receivable                                     320,943              --
       Inventories                                                    6,808,193       5,592,807
       Deferred income taxes                                            329,458         318,262
       Other current assets                                             408,171         494,182
                                                                   ------------    ------------
            Total current assets                                     14,107,603      11,516,798

PROPERTY AND EQUIPMENT:
       Land and improvements                                            535,000         535,000
       Buildings and improvements                                     1,663,116       1,584,159
       Machinery and equipment                                        4,661,643       3,698,457
                                                                   ------------    ------------
                                                                      6,859,759       5,817,616
       Accumulated depreciation                                      (3,535,915)     (3,080,160)
                                                                   ------------    ------------

       Property and equipment, net                                    3,323,844       2,737,456

INTANGIBLE AND OTHER ASSETS, net                                        457,352         360,186

GOODWILL                                                              3,379,021       3,079,021

DEFERRED INCOME TAXES                                                   175,611         224,620
                                                                   ------------    ------------

            Total assets                                           $ 21,443,431    $ 17,918,081
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of long-term debt                           $    609,615    $    574,115
       Notes payable                                                     69,241         206,359
       Accounts payable                                               3,228,265       2,167,396
       Income taxes payable                                                  --          18,999
       Accrued expenses                                               1,104,726       1,068,035
                                                                   ------------    ------------
            Total current liabilities                                 5,011,847       4,034,904
                                                                   ------------    ------------

LONG-TERM DEBT, less current portion                                  3,806,587       4,416,202

RETIREMENT BENEFIT OBLIGATION                                                --         349,567

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
       Series A cumulative convertible preferred stock, $.001
          par value per share, 1,000,000 shares authorized,
          no shares issued or outstanding                                    --              --
       Common stock, $.004 par value per share, 40,000,000
          shares authorized, 10,679,307 and 10,113,860 shares
          issued as of December 31, 2006 and 2005, respectively,
          including shares held in treasury                              42,717          40,456
       Common stock held in treasury, at cost - 86,000 shares          (101,480)       (101,480)
       Additional paid-in capital                                     4,935,538       3,176,911
       Retained earnings                                              7,748,222       6,001,521
                                                                   ------------    ------------
            Total shareholders' equity                               12,624,997       9,117,408
                                                                   ------------    ------------

            Total liabilities and shareholders' equity             $ 21,443,431    $ 17,918,081
                                                                   ============    ============

                             See accompanying notes.

CAS MEDICAL SYSTEMS, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005

                                                     2006           2005
                                                 ------------   ------------
NET SALES                                        $ 35,202,011   $ 26,884,421

OPERATING EXPENSES:
       Cost of product sales                       20,802,677     15,092,322
       Research and development                     2,762,269      1,630,681
       Selling, general and administrative          8,658,812      7,438,511
                                                 ------------   ------------
                                                   32,223,758     24,161,514
            Operating income                        2,978,253      2,722,907

       Interest expense                               248,404        166,613

            Income before income taxes              2,729,849      2,556,294


       Income taxes                                   983,148        741,120
                                                 ------------   ------------

            NET INCOME                           $  1,746,701   $  1,815,174
                                                 ============   ============

EARNINGS PER COMMON SHARE:
       Basic                                     $       0.17   $       0.18
                                                 ============   ============

       Diluted                                   $       0.14   $       0.15
                                                 ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
       Basic                                       10,373,225      9,941,670
                                                 ============   ============

       Diluted                                     12,147,373     11,729,347
                                                 ============   ============

                             See accompanying notes.

CAS MEDICAL SYSTEMS, INC.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2006 and 2005


                                                     COMMON STOCK

                                           ISSUED                  HELD IN TREASURY          PAID-IN       RETAINED
                                    SHARES        AMOUNT        SHARES         AMOUNT        CAPITAL       EARNINGS       TOTAL
                                 -----------   -----------   -----------    -----------    -----------   -----------   -----------
BALANCE, December 31, 2004         9,959,173   $    39,837        86,000    $  (101,480)   $ 3,031,387   $ 4,186,347   $ 7,156,091

Net income                                                                                                 1,815,174     1,815,174
Common stock issued upon
  exercise of stock options          124,375           498                                      99,063                      99,561
Common stock issued under
  stock purchase plan                 30,312           121                                      46,461                      46,582
                                 -----------   -----------   -----------    -----------    -----------   -----------   -----------
BALANCE, December 31, 2005        10,113,860        40,456        86,000       (101,480)     3,176,911     6,001,521     9,117,408

Net income
Common stock issued upon                                                                                   1,746,701     1,746,701
  exercise of stock options
  and warrants                       493,425         1,973                                     401,349                     403,322
Common stock issued under
  stock purchase plan                 25,022           100                                     101,341                     101,441
Tax benefit from exercise
  of warrants                                                                                  865,842                     865,842
Restricted stock issued
  under equity incentive
  plans                               47,000           188                                        (188)                         --
Stock compensation charges                                                                     390,283                     390,283
                                 -----------   -----------   -----------    -----------    -----------   -----------   -----------
BALANCE, December 31, 2006        10,679,307   $    42,717        86,000    $  (101,480)   $ 4,935,538   $ 7,748,222   $12,624,997
                                 ===========   ===========   ===========    ===========    ===========   ===========   ===========


                             See accompanying notes.

CAS MEDICAL SYSTEMS, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005


                                                                      2006               2005
                                                                  ------------       ------------
OPERATING ACTIVITIES:
    Net income                                                    $  1,746,701       $  1,815,174
    Adjustments to reconcile net income to net cash
    provided by operating activities:
          Depreciation and amortization                                516,150            542,073
          Deferred income taxes                                         37,813             36,940
          Provision for doubtful accounts                                   --              4,000
          Stock compensation                                           390,283                 --
          Curtailment gain on retirement benefit plan                       --           (400,739)
          Changes in operating assets and liabilities:
               Accounts receivable                                  (1,687,340)           126,558
               Recoverable income taxes                               (320,943)                --
               Inventories                                          (1,215,386)        (1,409,062)
               Other current assets                                     86,011           (122,462)
               Accounts payable and accrued expenses                 1,097,560            544,296
               Income taxes                                            (18,999)                --
               Retirement benefit obligation                          (349,567)            13,318
                                                                  ------------       ------------

               Net cash provided by operating activities               282,283          1,150,096
                                                                  ------------       ------------

INVESTING ACTIVITIES:
    Purchases of intangible assets                                    (157,561)          (299,214)
    Purchase of business, net of cash acquired of
       $250,060 in 2005                                               (300,000)        (4,524,249)
    Purchases of property and equipment                             (1,042,143)          (656,896)
                                                                  ------------       ------------

               Net cash used by investing activities                (1,499,704)        (5,480,359)
                                                                  ------------       ------------

FINANCING ACTIVITIES:
    Borrowing under notes payable                                      312,182            292,267
    Repayments of notes payable                                       (449,300)           (85,908)
    Proceeds from long-term debt agreement                                  --          4,200,000
    Repayments of long-term debt                                      (574,115)          (303,107)
    Tax benefit from exercise of warrants                              865,842                 --
    Proceeds from issuance of common stock                             504,763            146,143
                                                                  ------------       ------------

               Net cash provided by financing activities               659,372          4,249,395
                                                                  ------------       ------------

               Net change in cash and cash equivalents                (558,049)           (80,868)

Cash and cash equivalents, beginning of year                         1,892,584          1,973,452
                                                                  ------------       ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $  1,334,535       $  1,892,584
                                                                  ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                        $    247,663       $    148,656
    Cash paid during the year for income taxes                    $    417,710       $  1,164,873

                             See accompanying notes.

                                                                             F-6
CAS MEDICAL SYSTEMS, INC.
Notes to Consolidated Financial Statements


(1)    THE COMPANY

       CAS Medical Systems, Inc. ("CAS Medical") and its wholly-owned subsidiary, Statcorp, Inc. ("Statcorp") operate as one reportable business segment. Together, CAS Medical and Statcorp (the "Company") develop, manufacture and distribute diagnostic equipment and medical products for use in the healthcare and medical industry. These products are sold by the Company through its own sales force, via distributors and pursuant to original equipment manufacturer agreements both internationally and in the United States. The Company's operations and manufacturing facilities are located in the United States. During 2006 and 2005, the Company had sales to one customer which accounted for approximately 11% and 14%, respectively, of net sales. The Company generated revenues from international sales of approximately $7.7 million in 2006 and $5.0 million in 2005. In the normal course of business, the Company grants credit to customers and does not require collateral. Credit losses are provided for in the period the related sales are recognized based on experience and an evaluation of the likelihood of collection. Credit losses have been within management's expectations.

(2)    ACQUISITION

       On May 15, 2005, CAS Medical purchased all the outstanding capital stock of Statcorp. Statcorp develops, assembles and sells blood pressure cuffs, liquid infusion devices, and blood transfusion filters for worldwide use in the medical industry. The acquisition enhances CAS Medical's position in the non-invasive blood pressure monitoring market by enabling it to offer a complete, low cost, high performance accessories solution to its customers to compliment its proprietary monitoring products and OEM technologies. Statcorp also enjoys certain key OEM, private label, and distributor relationships which CAS Medical may seek to expand to its other product lines. The cost of the Statcorp acquisition has been allocated to the assets acquired and the liabilities assumed based on an internal valuation of their estimated fair values as follows:

       Cash                                                      $    250,060
       Accounts receivable                                            420,354
       Inventories                                                  1,521,059
       Other current assets                                            16,353
       Property and equipment                                         243,646
       Intangible assets, other than goodwill                           3,926
       Goodwill                                                     3,079,021
       Accounts payable                                              (579,067)
       Accrued expenses                                               (46,053)
       Income taxes                                                   (62,563)
       Deferred income taxes                                          (56,455)
       Capital lease obligations                                      (15,972)
                                                                 ------------
                                                                 $  4,774,309
                                                                 ============

       During the quarter ended September 30, 2006, the Company paid a purchase price adjustment of $300,000 based on Statcorp's achieved sales level for the 12 months following its acquisition. The additional consideration paid has been charged to goodwill. None of the goodwill is expected to be deductible for tax purposes. The consolidated results of operations include Statcorp from its acquisition date.

       Unaudited pro forma results, assuming the acquisition of Statcorp occurred as of January 1, 2005 follow:

       Net sales                                                 $ 29,676,900

       Net income                                                $  1,995,500

       Per share:
           Basic                                                 $       0.20
           Diluted                                               $       0.17

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

       Depreciation expense on property and equipment was $455,755 in 2006 and $431,129 in 2005.

       LONG-LIVED ASSETS

       The Company reviews its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the carrying amounts of its long-lived assets are fully recoverable. Accordingly, no impairment loss has been reflected in the Company's reported results of operations for either 2006 or 2005.

       INTANGIBLE AND OTHER ASSETS

       Intangible and other assets consist of:
                                                     2006            2005
                                                 ------------    ------------
       Patents, purchased technology and other   $    513,581    $    356,018
       Deferred finance charges                        26,484          26,484
       Capitalized software                           160,063         160,063
                                                 ------------    ------------
                                                      700,128         542,565
       Accumulated amortization                      (242,776)       (182,379)
                                                 ------------    ------------
                                                 $    457,352    $    360,186
                                                 ============    ============

       Patents and purchased technology costs are amortized over their estimated useful lives. Deferred finance charges are amortized over the term of the related debt. Costs associated with the development of new external use software products are expensed as incurred until technological feasibility has been established in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Technological feasibility is demonstrated by the completion of a detailed design plan. Capitalization ceases when the product is available for general release to customers. Capitalized costs are amortized over their estimated useful lives. Amortization expense was $60,395 in 2006 and $110,944 in 2005.

       Approximate amortization expense of intangible assets as of December 31, 2006 over the next five years follows:

                   2007                          $     45,900
                   2008                                29,000
                   2009                                19,300
                   2010                                 6,000
                   2011                                 6,000
                                                 ------------
                                                 $    106,200
                                                 ============

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

       During 2006, certain outside directors exercised warrants to purchase 257,500 shares of the Company's common stock. The exercise of the warrants resulted in income tax deductions in excess of compensation expense recognized of $2,735,875. Such amount is included in the taxable income of the applicable directors and deducted by the Company for federal and state income tax reporting purposes. As a result, the Company has reduced its current federal and state income tax obligation by $865,842 and credited additional paid-in capital.

       WARRANTY COSTS

       The Company warrants some of its products against defects and failures for up to three years and records the estimated cost of such warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experiences of product returns and the related estimated cost of labor and material to make the necessary repairs.

       A summary of the changes in the Company's warranty accrual follows:

                                                       2006            2005
                                                   ------------    ------------
       Beginning balance                           $    122,000    $    122,000
       Provision  (reversal for change in estimate)     (22,214)         91,234
       Warranty costs incurred                          (49,786)        (91,234)
                                                   ------------    ------------
       Ending balance                              $     50,000    $    122,000
                                                   ============    ============


       RESEARCH AND DEVELOPMENT COSTS

       The Company expenses all research and development costs as incurred. Research and development includes, among other expenses, direct costs for salaries, employee benefits, professional services, materials and facility related expenses.

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

       As of December 31, 2006, there were no remaining active grants; however, the Company has additional grants pending.

       ADVERTISING COSTS

       Non-direct response advertising costs are expensed as incurred and include product promotion, samples, meetings and conventions, and print media. Advertising expense was $680,000 in 2006 and $594,000 in 2005.

       EARNINGS PER COMMON SHARE

       Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share assumes the exercise or conversion of dilutive securities using the treasury stock method.

       A summary of the denominators used to compute basic and diluted earnings per share follow:
                                                       2006            2005
                                                   ------------    ------------
       Weighted average shares outstanding, net
          of restricted shares - used to compute
          basic earnings per share                   10,373,225       9,941,670
       Dilutive effect of restricted shares, and
          outstanding warrants and options            1,774,148       1,787,677
                                                   ------------    ------------
       Weighted average shares of dilutive
          securities outstanding - used to
          compute diluted earnings per share         12,147,373      11,729,347
                                                   ============    ============

       STOCK-BASED COMPENSATION

       Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (Revised 2004) - "Share-Based Payment" ("FAS 123R") using the modified-prospective transition alternative. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after January 1, 2006, as well as for any unvested equity awards that were granted prior thereto. Compensation cost for the unvested awards granted prior to January 1, 2006 is recognized using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under FAS No. 123, "Accounting for Stock-Based Compensation," prior to its revision.

       Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost was recognized in operations since all options granted had an exercise price equal to the market price of the underlying common stock on the date of grant. The effect of adopting 123R was to increase compensation cost and reduce income before income taxes by $390,000 and net income by $373,000 for 2006 ($0.04 and $0.03 per basic and diluted share). The stock compensation cost was largely not deductible for income tax purposes; there was no effect on cash flows.

       Pro forma information using the fair value method to record stock-based compensation cost follows:

                                                     2005
                                                 ------------
       Net income:
                As reported                      $  1,815,174
                Compensation expense for stock
                    options based on fair value       485,393
                                                 ------------
                Pro forma                        $  1,329,781
                                                 ============

       Earnings per share
                As reported - Basic              $       0.18
                Pro forma - Basic                        0.13
                As reported - Diluted                    0.15
                Pro forma - Diluted                      0.11

       As of December 31, 2006, the unrecognized stock-based compensation cost related to non-vested stock awards was $336,006. Such amount, reduced for forfeitures, will be recognized in operations over a weighted average period of 2.7 years.

       The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in both 2006 and 2005: risk-free interest rates of 4.4%; expected lives of 7 years; dividend yield of 0% and expected volatility of 130%.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying value of long-term debt approximates its fair value based on current market conditions and risks. The carrying amounts of the Company's other financial instruments approximate their fair value.

       NEW ACCOUNTING PRONOUNCEMENTS

       In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting and disclosure for uncertain tax positions, as defined, and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have a significant impact on its financial statements.

       In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. This statement simplifies and codifies fair value related guidance previously issued and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS 157 will significantly impact its financial statements.

       In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to apply the new guidance the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The Company's financial statements were not effected by SAB 108.

(4)    ALLOWANCE FOR DOUBTFUL ACCOUNTS

       Changes in the allowance for doubtful accounts follow:

                                                     2006            2005
                                                 ------------    ------------
       Balance at beginning of year              $     75,000    $     94,000
       Provision                                       27,000           4,000
       Accounts written off                           (27,000)        (23,000)
                                                 ------------    ------------
       Balance at end of year                    $     75,000    $     75,000
                                                 ============    ============


(5)    INVENTORIES

       Inventories consist of:

                                                     2006            2005
                                                 ------------    ------------
       Raw materials                             $  5,161,884    $  4,452,407
       Work in process                                 99,663              --
       Finished goods                               1,546,646       1,140,400
                                                 ------------    ------------
                                                 $  6,808,193    $  5,592,807
                                                 ============    ============


(6)    FINANCING ARRANGEMENTS

       LINE-OF-CREDIT

       During October 2006, the Company extended the maturity date of its line-of-credit with its bank to May 1, 2008. Borrowings under the line-of-credit are payable on demand and bear interest at the one-month London Inter-bank Offering Rate ("LIBOR") plus 225 basis points (7.60% at December 31, 2006). Under the terms of the related agreement, the Company is permitted to borrow based on accounts receivable and inventories according to pre-established criteria. The maximum available funds under the line of credit are $5,000,000.

       NOTES PAYABLE

       The Company financed the premiums for its directors and officers and property casualty insurance policies during 2006 with short-term borrowings of $312,182. The outstanding balance as of December 31, 2006 of $69,241 is comprised of two notes which total $29,780 in monthly installments including interest at 5.20% and 5.89%, respectively, and expire at varying times to August 2007.

                                                                            F-12
       LONG-TERM DEBT

       Long-term debt consists of:                   2006            2005
                                                 ------------    ------------
       Mortgage payable to a bank in monthly
          installments of $9,750, including
          interest at 5.45%, as amended, to
          January 2018                           $    972,273    $  1,034,495
       Note payable to a bank in monthly
          installments of $61,533, including
          interest at 6.0% to May 2012              3,443,929       3,955,822
                                                 ------------    ------------
                                                    4,416,202       4,990,317
       Less current portion                           609,615         574,115
                                                 ------------    ------------
                                                 $  3,806,587    $  4,416,202
                                                 ============    ============

       Scheduled principal maturities of long-term debt follow:

                   2007                          $    609,615
                   2008                               646,823
                   2009                               687,314
                   2010                               729,822
                   2011                               774,962
                   Thereafter                         967,666
                                                 ------------
                                                 $  4,416,202
                                                 ============

       COLLATERAL AND COVENANTS

       Substantially all assets are pledged as collateral for long-term debt and borrowings under the line-of-credit. In addition, the Company is required to meet, among others, debt service and debt to equity covenants. The Company was in compliance with such covenants as of December 31, 2006.


(7)    ACCRUED EXPENSES

       Accrued expenses consist of:

                                                     2006            2005
                                                 ------------    ------------
                   Payroll                       $    185,143    $    214,402
                   Professional fees                  181,980         218,808
                   Warranty                            50,000         122,000
                   Bonuses                            350,010         300,000
                   Customer refunds                    44,722          53,514
                   Other                              292,871         159,311
                                                 ------------    ------------
                                                 $  1,104,726    $  1,068,035
                                                 ============    ============


(8)    SHARE-BASED PAYMENT PLANS

       Under the CAS Medical Systems, Inc. 2003 Equity Incentive Plan (the "Incentive Plan") 1,000,000 shares of common stock have been reserved for issuance. Awards that may be granted under the Incentive Plan include options, restricted stock, restricted stock units, and other stock-based awards. The purposes of the Incentive Plan are to make available to our key employees and directors, certain compensatory arrangements related to growth in the value of our stock so as to generate an increased incentive to contribute to the Company's financial success and prosperity; to enhance the Company's ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company's financial growth and profitability; and align in general the interests of our employees and directors with the interests of our stockholders. The Incentive Plan is administered by the Compensation Committee of the Board of Directors, which in turn determines the employees, officers and directors to receive awards and the terms and conditions of these awards.

       As of December 31, 2005, 466,750 shares were available for issuance under the Incentive Plan. During 2006, under the Incentive Plan, options for 10,000 shares of common stock were granted to the Company's employees and options to purchase 40,000 shares were cancelled. Further, 55,000 shares of restricted stock were issued during 2006 of which 8,000 shares were cancelled. As such 449,750 shares of common stock remain available for issuance under the Incentive Plan as of December 31, 2006.

       As of December 31, 2006, options to purchase 148,500 shares remain outstanding under the 1994 Employees Incentive Stock Option Plan (the "1994 Plan"). The 1994 Plan expired during 2003 and, as such, there are no further options available for issuance under the 1994 Plan.

       The Company's board of directors did not receive stock based compensation during 2006. During 2005, non-qualified stock options to purchase 7,500 shares were granted to each of the Company's three outside directors under the Incentive Plan.

       A summary of the Company's stock option plans and changes during the years follow:

                                             2006                                     2005

                                            WEIGHTED                                 WEIGHTED
                                            AVERAGE     AGGREGATE                    AVERAGE     AGGREGATE
                               OPTION       EXERCISE    INTRINSIC       OPTION       EXERCISE    INTRINSIC
                               SHARES        PRICE        VALUE         SHARES        PRICE        VALUE
                            -----------    ---------    ---------    -----------    ---------    ---------

       Outstanding at
       beginning of year        803,575    $    1.73                     640,450    $    0.96
           Granted               10,000         9.49                     317,500         2.94
           Exercised           (235,925)        1.03                    (124,375)        0.80
           Canceled             (40,000)        4.26                     (30,000)        2.10
                            -----------                              -----------
       Outstanding at
       end of year              537,650         1.98    $    6.02        803,575         1.73         6.92
                            ===========                              ===========
       Exercisable at
       end of year              408,900         1.65         6.35        388,200         0.85         7.80
                            ===========                              ===========
       Vested or expected
       to vest at end of
       year                     535,392         1.98    $    6.02        792,420         1.73    $    6.93
                            ===========                              ===========

       Weighted average
         grant-date fair
         value of options
         granted during
         the year                          $    8.83                                $    2.94

       The weighted-average grant date fair value of stock options granted during 2006 and 2005 was $8.83 and $2.94, respectively. The total intrinsic value of stock options exercised during 2006 and 2005 was $2,196,024 and $414,944, respectively. The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

       Additional information about stock options outstanding and exercisable at December 31, 2006 follows:

                                             WEIGHTED
                                              AVERAGE        WEIGHTED                      WEIGHTED
                                             REMAINING        AVERAGE                       AVERAGE
          RANGE OF             NUMBER       CONTRACTUAL      EXERCISE         NUMBER       EXERCISE
       EXERCISE PRICES      OUTSTANDING    LIFE IN YEARS       PRICE       EXERCISABLE       PRICE
       ---------------      -----------    -------------     --------      -----------     ---------
       $ 0.53 - $ 0.67           78,500          4.2         $   0.56           78,500         0.56
         0.70 -   0.82           70,000          5.4             0.77           70,000         0.84
         1.37 -   2.30          206,650          7.5             1.72          169,150         1.59
         2.50 -   4.65          182,500          8.5             3.36           91,250         3.36
                            -----------                                    -----------
       $ 0.53 - $ 4.65          537,650          7.1         $   1.58          408,900         1.65
                            ===========                                    ===========

       During 2006, the Company issued an aggregate of 55,000 shares of restricted stock to employees under its 2003 Equity Incentive Plan. During 2006, 8,000 shares were forfeited due to employee terminations and 47,000 shares remain outstanding and nonvested as of December 31, 2006. The restricted stock vests thirty-six months from date of grant. The weighted average value of the restricted stock was $6.04 a share and the aggregate fair value of the stock issued was $332,100. Stock compensation expense of $47,627 has been recognized to December 31, 2006 related to the restricted shares. The unamortized stock compensation expense associated with the restricted shares at December 31, 2006 is $238,133 and will be recognized ratably through 2009.

       Warrants to purchase 1,229,000 shares of common stock at a weighted average exercise price of $0.49 per share were outstanding at December 31, 2006. These warrants have no specific expiration date and have an exercise price range of $0.30 to $1.44 per share. Also outstanding at December 31, 2006 is a warrant issued to the Company's President and Chief Executive Officer to purchase 100,000 shares of the Company's common stock at $1.00 per share. This warrant is exercisable solely in the event of a change of control of the Company as defined.

       During 2006, certain outside directors exercised warrants to purchase a total of 257,500 shares of common stock at a weighted average exercise price of $0.61 per share.

       Under the CAS Medical Systems, Inc. Employee Stock Purchase Plan (the "Purchase Plan") 150,000 shares of common stock have been reserved for issuance. Under the Purchase Plan employees may purchase the Company's common stock through payroll deductions. To December 31, 2006, 55,334 shares of common stock have been issued to plan participants under the Purchase Plan and amounts had been withheld from employees' compensation for an additional 12,652 shares for issuance during January 2007.


(9)    LIFE INSURANCE

       During 2006 and 2005, the Company paid term-life insurance premiums of approximately $40,300 and $32,100 respectively, on policies on the lives of three officers of the Company. The face amount of insurance on one of the policies is $1,000,000; the Company is named as a beneficiary for $750,000 and Mr. Louis P. Scheps (see Note 13) is named as the insured party for $250,000. In accordance with Mr. Scheps employment agreement (see Note 13), such coverage will remain in effect until October 1, 2007. Subsequent to this date, the Company will use commercially reasonable efforts to secure continuation of Mr. Scheps' Company paid life insurance for the period from October 1, 2007 to March 31, 2009 in amounts commensurate with existing coverage of $250,000.

       The remaining two policies have face amounts that are the equivalent of two times each officer's annual salaries. The Company is not a beneficiary on either of these two policies.

(10)   BENEFIT PLANS

       The Company maintains a 401(k) benefit plan for its employees, which generally allows participants to make contributions via salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis. Such deductions are matched in part by discretionary contributions by the Company. Matching contributions by the Company were $99,266 in 2006 and $91,077 in 2005.

       The Company offered certain retirement benefits through a plan accounted for under Financial Accounting Standards Board Statement No. 106, "Accounting for Post-Retirement Benefits Other than Pensions" as a post-retirement benefit plan (the "Plan"). The benefits were funded through the purchase of medical insurance for each retiree each year. The Company funded the Plan on a "pay-as-you-go" basis.

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

       Components of net periodic benefit cost under the Plan follow:

                                                     2006            2005
                                                 ------------    ------------
       Service cost                              $         --    $     43,249
       Interest cost                                      216          32,148
       Amortization of prior service cost            (195,921)        (22,258)
       Amortization of unrecognized gain             (145,710)        (13,155)
                                                 ------------    ------------
       Net periodic benefit (income) cost before
          curtailment                                (341,415)         39,984
       Recognized curtailment gain                         --        (400,739)
                                                 ------------    ------------
       Net periodic benefit income               $   (341,415)   $   (360,755)
                                                 ============    ============

       Changes in the benefit obligation under the Plan and a reconciliation of its funded status as of the measurement date (December 31) to amounts shown in the Company's balance sheets follow:

                                                     2006            2005
                                                 ------------    ------------
       Benefit obligation at beginning of year   $      7,936    $  1,036,500
       Service cost                                        --          43,249
       Interest cost                                      216          32,148
       Plan curtailment gain                               --        (400,739)
       Plan amendment                                      --        (576,581)
       Actuarial loss (gain)                               --         (99,975)
       Benefits paid                                   (8,152)        (26,666)
                                                 ------------    ------------
       Benefit obligation at end of year                   --           7,936
       Unrecognized prior service costs                    --         195,921
       Unrecognized net gain                               --         145,710
                                                 ------------    ------------
       Accrued post-retirement benefit costs     $         --    $    349,567
                                                 ============    ============

       The negative unrecognized prior service costs of $195,921 applicable to current retirees receiving benefits and the unrecognized net gain of $145,710 as of December 31, 2005 were amortized to the date coverage expired (December 31, 2006) in accordance with the closure of the Plan. No benefits will be paid under the Plan after December 31, 2006.

       Because the Plan's benefit formula granted credit only for service after age 55, the expected post-retirement benefit obligation for an employee was attributed from age 55 to age 65.

       Weighted average discount rate assumptions used under the Plan for 2005 follow: 1) Year-end benefit obligation - 5.5%; and 2) net periodic benefit cost - 5.75%.

       Further, the health care trend rate assumptions used to develop cost under the Plan at year-end follow:

       Initial trend rate                              8.00%
       Ultimate trend rate                             5.00%
       Years to ultimate trend rate                      3


(11)   INCOME TAXES

       Recoverable income taxes as of December 31, 2006, consist of estimated tax deposits in excess of the current provision.

       The provision for income taxes consists of:

                                                     2006            2005
                                                 ------------    ------------
       Current:
            Federal                              $    914,089    $    642,630
            State (benefit)                            31,246          61,549
                                                 ------------    ------------
                                                      945,335         704,179
       Deferred:
            Federal                                    79,527          86,599
            State (benefit)                           (41,714)        (49,658)
                                                 ------------    ------------
                                                       37,813          36,941
                                                 ------------    ------------
       Income taxes                              $    983,148    $    741,120
                                                 ============    ============


       A reconciliation of U.S. Federal income taxes computed at the statutory rate to income taxes shown in operations follows:

                                                     2006            2005
                                                 ------------    ------------
       Income taxes at the statutory rate        $    928,148    $    869,140
       State income taxes, net of federal effect       (6,910)          4,895
       R&D and other tax credits                     (134,642)       (108,821)
       Stock options                                  116,522              --
       Other                                           80,030         (24,094)
                                                 ------------    ------------
       Income taxes                              $    983,148    $    741,120
                                                 ============    ============

       Deferred income tax assets and (liabilities) at December 31 relate to:

                                                     2006            2005
                                                 ------------    ------------
       Inventories                               $    286,946    $    237,023
       Warranty accrual                                17,495          42,688
       Allowance for doubtful accounts                 26,243          26,090
       Tax credits                                    103,874          74,440
       Property and equipment                          53,385          79,281
       Retirement benefit obligation                       --         122,313
       Other                                          116,744         108,360
                                                 ------------    ------------
                                                      604,687         690,195
                                                 ------------    ------------
       Prepaid expenses                               (99,618)       (147,313)
                                                 ------------    ------------
                                                 $    505,069    $    542,882
                                                 ============    ============

(12)   GRANT AWARDS

       The Company has been awarded various grants by the National Institutes of Neurological Disorders and Stroke of the NIH under its Small Business Innovative Research Program. Grants under this program have been used to support the development of the Company's Near-Infrared Spectroscopy ("NIRS") technology which non-invasively measures the brain oxygenation level of a neonatal patient. In accordance with the terms of these grants, the Company has been reimbursed for certain qualifying expenditures. As of December 31, 2006, there were no remaining active grants although the Company is pursuing additional NIH grants to support its NIRS research.

       During 2006 and 2005, approximately $21,000 and $531,000, respectively, of qualifying research and development costs ("R&D") were reimbursed under grants. Such reimbursements are recorded as a reduction in R&D expenses. The Company recognizes these reimbursements on an accrual basis as the qualifying costs are incurred.


(13)   COMMITMENTS AND CONTINGENCIES

       The Company is committed under an employment agreement with its President and Chief Executive Officer, Louis P. Scheps, for payments aggregating approximately $275,000 per year, through March 31, 2007. Mr. Scheps will then serve as a part-time employee in a senior executive role from April 1, 2007 through March 31, 2009 at an annual salary of $100,000. From October 1, 2005 to October 1, 2007 the Company will maintain life insurance coverage for Mr. Scheps naming him as the insured party in an amount not less than $250,000. Further, the Company will use commercially reasonable efforts to secure continuation of Mr. Scheps' Company paid life insurance for the period from October 1, 2007 to March 31, 2009 in amounts commensurate with existing coverage of $250,000.

       The Company is committed under an employment agreement with Andrew E. Kersey, effective April 1, 2007 at which time Mr. Kersey succeeds Mr. Scheps as the Company's President and Chief Executive Officer. According to the terms of the employment agreement, Mr. Kersey shall receive an annual salary of $250,000 and is eligible for Company paid stock and/or cash bonuses subject to the discretion of the Compensation Committee of the Board of Directors.

       The Company's certificate of incorporation provides that the Company will indemnify its directors to the full extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of being or having been a director of the Company. Given the nature of this indemnification, the Company is unable to make a reasonable estimate of the maximum potential amount that the Company could be required to pay. Historically, the Company has not made any significant payments related to the above indemnification. Currently, there are no known matters for which the Company may be required to provide indemnification. As such, no amount has been accrued in the accompanying financial statements.

       The Company leases operating facilities and certain equipment under non-cancellable operating leases. Rent expense under these leases was $150,000 in 2006 and $140,000 in 2005. Future annual minimum rental payments as of December 31, 2006 to the expiration of the leases follow:
       2007- $199,000; 2008- $199,000; 2009- $79,000; 2010- $12,000 and 2011 and
       thereafter- $2,000.

       During February 2007, the Company entered into a five year lease agreement for approximately 13,000 square feet of office space at an adjacent facility. The lease is effective June 1, 2007 and requires minimum aggregated lease payments of $571,000 over the term of the lease.

Item 8.    Changes in and Disagreements with Accountants on Accounting and
--------------------------------------------------------------------------
Financial Disclosure
--------------------

None.


Item 8A.   Controls and Procedures
----------------------------------

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2006. Based upon the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of that date.

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1,
31.2 and 32.1 to this report.

Item 8B.   Other Information
----------------------------

On February 19, 2007, the Compensation Committee of the Board of Directors approved a discretionary cash bonus resulting from the 2006 financial performance in the aggregate of $120,000 payable to the Company's officers. As such Louis P. Scheps received $60,000, Andrew E. Kersey, Chief Operating Officer, received $30,000 and Jeffery A. Baird, Chief Financial Officer, received $30,000. Such bonuses were accrued as of December 31, 2006.

Appointment of Board Member
---------------------------

On March 16, 2007, the Board of Directors of the Company increased its size from four members to five and appointed Andrew E. Kersey to fill the vacancy on the Board resulting from its increase in size. Mr. Kersey, age 46, has over 20 years experience in the medical device business and has been with the Company since 2001. Before becoming Chief Operating Officer in January 2004, Mr. Kersey was Director of Engineering. Prior to joining the Company, Mr. Kersey held various engineering management positions at Novametrix Medical Systems, Inc. and Corometrics Medical Systems, a division of Marquette Medical.

Employment Agreement with Andrew Kersey
---------------------------------------

On March 16, 2007, the Company entered into an Employment Agreement with Andrew
E. Kersey (the "Employment Agreement"), pursuant to which Mr. Kersey will assume the positions of President and Chief Executive Officer of the Company effective April 1, 2007. Under the terms of the Employment Agreement, Mr. Kersey will be employed on an "at will" basis, will receive an annual base salary of two hundred fifty thousand dollars ($250,000) and will be eligible for an annual bonus in the form of cash or Company common stock as determined at the sole discretion of the Compensation Committee of the Board of Directors. Mr. Kersey will also be entitled to participate in all employee benefit programs of the Company, as such programs may be in effect from time to time.

If the Company terminates Mr. Kersey's employment without Serious Cause (as defined in the Employment Agreement) or Mr. Kersey terminates his employment for Good Reason (as defined in the Employment Agreement), the Company will continue to pay Mr. Kersey his then-current base salary for a period of six (6) months from the date of such termination and he shall be entitled to participate in the Company's health benefit plans (with standard employee payment not to exceed the payment level prior to termination) for the six (6) month period. In addition, if Mr. Kersey terminates his employment for Good Reason or if the Company terminates Mr. Kersey's employment without Serious Cause, all of Mr. Kersey's equity-linked grants (such as stock options and restricted stock) shall immediately accelerate and vest in full. If Mr. Kersey' employment is terminated by the Company (or successor thereto) without Serious Cause or Mr. Kersey terminates employment with the Company (or successor thereto) for Good Reason, within the period commencing on the date that a Change of Control (as defined in the Employment Agreement) is formally proposed to the Company's Board of Directors and ending on the second anniversary of the date on which such Change of Control occurs, then Mr. Kersey will be entitled to receive his then-current base salary for a period of one (1) year from the date of such termination and in addition will be entitled to participate in the Company's health benefit plans (with standard employee payment not to exceed the payment level prior to the change in control) for the period of one (1) year. The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement, a copy of which is filed as Exhibit 10.18 hereto.


                                    PART III
                                    --------

Item 9.    Directors, Executive Officers, Promoters, Control Persons and
------------------------------------------------------------------------
Corporate Governance; Compliance with Section 16(a) of the Exchange Act
-----------------------------------------------------------------------

Reference is made to the disclosure required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-B contained in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 23, 2007, and to be filed with the Securities and Exchange Commission.


Item 10.   Executive Compensation
---------------------------------

Reference is made to the disclosure required by Item 402 of Regulation S-B contained in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 23, 2007, and to be filed with the Securities and Exchange Commission.


Item 11.   Security Ownership of Certain Beneficial Owners and Management and
-----------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

Reference is made to the disclosure required by Item 403 of Regulation S-B contained in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 23, 2007, and to be filed with the Securities Exchange Commission.

The following table provides information regarding the Company's equity compensation plans as of December 31, 2006:

                            Number of securities                         Number of securities
                              to be issued upon      Weighted-average     remaining available
                                 exercise of         exercise price of    for future issuance
                             outstanding options    outstanding options      under equity
Plan Category                   and warrants           and warrants       compensation plans
---------------------------------------------------------------------------------------------
Equity compensation plans
  approved by security holders     537,650                $ 1.98               449,750


                                                                         Page 17

Equity compensation plans
  not approved by security
  holders                        1,229,000                  0.49
                               -----------           -----------           -----------
Total                            1,766,650                $ 0.94               449,750
                               ===========                                 ===========

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


Item 12.   Certain Relationships and Related Transactions, and Director
-----------------------------------------------------------------------
Independence
------------

Reference is made to the disclosure required by Item 404 of Regulation S-B contained in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 23, 2007, and to be filed with the Securities and Exchange Commission.


Item 13.   Exhibits
-------------------

2.1 Stock Purchase Agreement dated May 15, 2005 between CAS Medical Systems, Inc., Statcorp, Inc., and the Stockholders of Statcorp Inc.
           (1)
3.1        Certificate of Incorporation of Registrant (2)
3.2        Amended and Restated Bylaws of Registrant (3)
10.1 Employment Agreement dated September 1, 1993 between Louis P. Scheps and CAS Medical Systems, Inc. (4)
10.2 Amendment Number One to Employment Agreement between Louis P. Scheps and CAS Medical Systems, Inc. (4)
10.3 Amendment Number Two to Employment Agreement between Louis P. Scheps and CAS Medical Systems, Inc. (4)
10.4 Amendment Number Three to Employment Agreement between Louis P. Scheps and CAS Medical Systems, Inc. (4)
10.5 Amendment Number Four to Employment Agreement between Louis P. Scheps and CAS Medical Systems, Inc. (3)
10.6 Amendment Number Five to Employment Agreement between Louis P. Scheps and CAS Medical Systems, Inc. (5)
10.7 Amendment Number Six to Employment Agreement between Louis P. Scheps and CAS Medical Systems, Inc. (6)
10.8       1994 Employees' Incentive Stock Option Plan (7)
10.9       CAS Medical Systems, Inc. Employee Stock Purchase Plan (8)
10.10      CAS Medical Systems, Inc. 2003 Equity Incentive Plan (9)
10.11      Form of Option Agreement (5)
10.12      Commercial Line of Credit Note and Loan Agreement with NewAlliance
           Bank (10)
10.13      Security Agreement with NewAlliance Bank (10)
10.14 Commercial Loan and Security Agreement between CAS Medical Systems, Inc., NewAlliance Bank and Statcorp Inc. (1)
10.15 Modification to Agreement between CAS Medical Systems, Inc. and NewAlliance Bank. (6)
10.16 Commercial Line of Credit Note and Loan Agreement dated October 27, 2006 (11)
10.17      Security Agreement in favor of NewAlliance Bank dated October 27,
           2006 (11)
10.18 Employment Agreement between Andrew E. Kersey and CAS Medical Systems, Inc. effective April 1, 2007
21.1       Subsidiaries of the Registrant
23.1       Consent of UHY LLP, Independent Registered Public Accounting Firm
31.1       Certification of CEO Pursuant to Rule 13a-14
31.2       Certification of CFO Pursuant to Rule 13a-14
32.1       Certification of CEO and CFO Pursuant to 18 U.S.C. 1350
___________________

(1)  Incorporated by reference to the Company's Form 8-K/A filed July 29, 2005
(2) Incorporated by reference to the Company's Registration Statement, dated April 15, 1985, filed with the Securities and Exchange Commission
(3)  Incorporated by reference to the Company's Form 10-KSB filed March 29, 2004
(4)  Incorporated by reference to the Company's Form 10-KSB filed March 28, 2003
(5)  Incorporated by reference to the Company's Form 10-KSB filed March 31, 2005
(6)  Incorporated by reference to the Company's Form 10-QSB filed November 14,
     2005
(7)  Incorporated by reference to the Company's Form S-8 filed October 4, 2000
(8)  Incorporated by reference to the Company's Form S-8 filed June 10, 2004
(9)  Incorporated by reference to the Company's Form S-8 filed June 10, 2004
(10) Incorporated by reference to the Company's Form 10-QSB filed November 12, 2004
(11) Incorporated by reference to the Company's Form 8-K filed October 30, 2006



Item 14.   Principal Accountant Fees and Services
-------------------------------------------------

Reference is made to the proposal regarding the approval of the Registrant's independent accountants contained in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 23, 2007, and to be filed with the Securities and Exchange Commission.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAS MEDICAL SYSTEMS, INC.
-------------------------
(Registrant)


/s/ Louis P. Scheps                                     Date:     March 19, 2007
---------------------------------------
By: Louis P. Scheps
    Chairman of the Board, President
    and Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Lawrence Burstein                                   Date:     March 19, 2007
---------------------------------------
Lawrence Burstein, Director



/s/ Jerome Baron                                        Date:     March 19, 2007
---------------------------------------
Jerome Baron, Director



/s/ Saul Milles                                         Date:     March 19, 2007
---------------------------------------
Saul Milles, Director



/s/ Louis P. Scheps                                     Date:     March 19, 2007
---------------------------------------
Louis P. Scheps, Chairman of the Board,
President, Chief Executive Officer and Director



/s/ Andrew E. Kersey                                    Date:     March 19, 2007
---------------------------------------
Andrew E. Kersey, Director,
Chief Operating Officer



/s/ Jeffery A. Baird                                    Date:     March 19, 2007
---------------------------------------
Jeffery A. Baird, Chief Financial Officer
(Chief Financial and Accounting Officer)