Form 10-Q
period 2007-03-31
CAS MEDICAL SYSTEMS INC
filed 2007-05-14
CIK 764579

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 2007


                         Commission File Number 0-13839


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


              44 East Industrial Road, Branford, Connecticut 06405 (Address of principal executive offices, including zip code)


                                 (203) 488-6056
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.004 par value 10,700,959 shares as of May 7, 2007.
================================================================================

                                                                       Form 10-Q
                                                                  March 31, 2007
                                                                          Page 2

                                    INDEX

PART 1      Financial Information                                       Page No.
------      ---------------------                                       --------

  Item 1    Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 2007
            and December 31, 2006                                           3

            Condensed Consolidated Statements of Income for the Three
            Months Ended March 31, 2007 and 2006                            5

            Condensed Consolidated Statements of Cash Flow for the
            Three Months Ended March 31, 2007 and 2006                      6

            Notes to Condensed Consolidated Financial Statements            7

  Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            11

  Item 3    Quantitative and Qualitative Disclosures About Market
            Risk                                                           13

  Item 4T   Controls and Procedures                                        13

PART II     Other Information

  Item 6    Exhibits                                                       14

  Signatures                                                               15

                                                                       Form 10-Q
                                                                  March 31, 2007
                                                                          Page 3


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                            CAS Medical Systems, Inc.

                      Condensed Consolidated Balance Sheets
                      -------------------------------------


Assets                                              (Unaudited)
------                                               March 31,     December 31,
                                                       2007            2006
                                                   ------------    ------------
Current Assets:
     Cash and cash equivalents                     $    814,534    $  1,334,535
     Accounts receivable, net of allowance            4,461,925       4,906,303
     Recoverable income taxes                           396,121         320,943
     Inventories                                      7,222,921       6,808,193
     Deferred income taxes                              338,333         329,458
     Other current assets                               332,263         408,171
                                                   ------------    ------------

Total current assets                                 13,566,097      14,107,603

Property and Equipment:
     Land and improvements                              535,000         535,000
     Building and improvements                        1,663,116       1,663,116
     Machinery and equipment                          5,042,006       4,661,643
                                                   ------------    ------------
                                                      7,240,122       6,859,759

     Accumulated depreciation                        (3,680,889)     (3,535,915)
                                                   ------------    ------------
     Property and equipment, net                      3,559,233       3,323,844

Intangible and other assets, net                        505,685         457,352

Goodwill                                              3,379,021       3,379,021

Deferred income taxes                                   204,411         175,611
                                                   ------------    ------------

Total assets                                       $ 21,214,447    $ 21,443,431
                                                   ============    ============

                                                                       Form 10-Q
                                                                  March 31, 2007
                                                                          Page 4


                            CAS Medical Systems, Inc.

                      Condensed Consolidated Balance Sheets
                      -------------------------------------


                                                   (Unaudited)
                                                     March 31,     December 31,
Liabilities and Stockholders' Equity                   2007            2006
------------------------------------               ------------    ------------

Current Liabilities:
  Current portion of long-term debt                $    618,246    $    609,615
  Notes payable                                          29,074          69,241
  Accounts payable                                    3,021,025       3,228,265
  Accrued expenses                                      842,144       1,104,726

        Total current liabilities                     4,510,489       5,011,847

Other liabilities                                       134,375
Long-term debt, less current portion                  3,648,290       3,806,587



Stockholders' Equity:
  Series A cumulative convertible preferred
     stock, $.001 par value per share,
     1,000,000 shares authorized, no shares
     issued or outstanding                                 --              --
  Common stock, $.004 par value per share,
     40,000,000 shares authorized, 10,762,959
     and 10,679,307 shares issued at March 31,
     2007 and December 31, 2006, respectively,
     including shares held in treasury                   43,052          42,717
  Common stock held in treasury, at cost -
     86,000 shares                                     (101,480)       (101,480)
  Additional paid-in capital                          5,286,435       4,935,538
  Retained earnings                                   7,693,286       7,748,222

  Total stockholders' equity                         12,921,293      12,624,997
                                                   ------------    ------------
Total liabilities and stockholders' equity         $ 21,214,447    $ 21,443,431
                                                   ============    ============

See accompanying notes.

                                                                       Form 10-Q
                                                                  March 31, 2007
                                                                          Page 5


                            CAS Medical Systems, Inc.

                   Condensed Consolidated Statements of Income
                   -------------------------------------------
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                       2007            2006
                                                   ------------    ------------

NET SALES                                             9,289,332    $  7,556,685

OPERATING EXPENSES:
      Cost of product sales                           5,747,621       4,604,237
      Research and development                          854,717         604,876
      Selling, general and administrative             2,510,496       2,013,482
                                                   ------------    ------------
                                                      9,112,834       7,222,595
                                                   ------------    ------------
      Operating income                                  176,498         334,090

       Interest expense                                  57,932          64,370
                                                   ------------    ------------
      Income before income taxes                        118,566         269,720

Income taxes                                             39,127         129,465
                                                   ------------    ------------
      NET INCOME                                   $     79,439    $    140,255
                                                   ============    ============

EARNINGS PER COMMON SHARE:
      Basic                                        $       0.01    $       0.01
                                                   ============    ============

      Diluted                                      $       0.01    $       0.01
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
       Basic                                         10,604,925      10,248,942
                                                   ============    ============

      Diluted                                        12,057,423      12,139,621
                                                   ============    ============

See accompanying notes.

                                                                       Form 10-Q
                                                                  March 31, 2007
                                                                          Page 6

                            CAS Medical Systems, Inc.

                 Condensed Consolidated Statements of Cash Flow
                 ----------------------------------------------
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31
                                                       2007            2006
                                                   ------------    ------------

OPERATING ACTIVITIES:
  Net income                                       $     79,439    $    140,255
  Adjustments to reconcile net income
  to net cash used by operating activities:
    Depreciation and amortization                       158,847         132,745
    Provision for doubtful accounts                        --            18,000
    Deferred income taxes                               (37,675)         15,531
    Stock compensation                                   93,801         133,672
    Changes in operating assets and liabilities:
      Accounts receivable                               444,378        (694,803)
      Inventories                                      (414,728)         73,899
      Recoverable income taxes                          (75,178)           --
      Other current assets                               75,908          90,393
      Retirement benefit obligation                        --           (87,382)
      Accounts payable, accrued expenses and
         income taxes payable                          (469,822)       (256,965)
                                                   ------------    ------------

    Net cash used by operating activities              (145,030)       (434,655)

INVESTING ACTIVITIES:
  Purchase of property and equipment                   (380,363)       (212,302)
  Purchase of intangible assets                         (62,206)         13,240
                                                   ------------    ------------

    Net cash used by investing activities              (442,569)       (199,062)

FINANCING ACTIVITIES:
  Repayments of notes payable                           (40,167)       (103,179)
  Repayments of long-term debt                         (149,666)       (141,099)
  Tax benefits from exercise of warrants                146,979
  Proceeds from issuance of common stock                110,452         275,036
                                                   ------------    ------------

     Net cash provided by financing activities           67,598          30,758
                                                   ------------    ------------

  Change in cash and cash equivalents                  (520,001)       (602,959)

Cash and cash equivalents, beginning of period        1,334,535       1,892,584
                                                   ------------    ------------

Cash and cash equivalents, end of period           $    814,354    $  1,289,625
                                                   ============    ============

Supplemental Disclosures of Cash Flow Information:

  Cash paid for interest                           $     57,932    $     63,997
  Cash paid for income taxes, net of refunds       $      5,600    $    112,650

See accompanying notes

                                                                       Form 10-Q
                                                                  March 31, 2007
                                                                          Page 7


                            CAS Medical Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2007

(1) The Company

     CAS Medical Systems, Inc. ("CAS") and its wholly-owned subsidiary, Statcorp, Inc. ("Statcorp") operate as one reportable business segment. Together, CAS and Statcorp (collectively, the "Company" or "CASMED") develop, manufacture and distribute diagnostic equipment and medical products for use in the healthcare and medical industry. These products - specifically blood pressure measurement technology, vital signs measurement equipment, cardio-respiratory monitoring equipment and supplies for neonatal intensive care
- are sold by CASMED through its own sales force, via distributors and pursuant to original equipment manufacturer agreements both internationally and in the United States. The Company has several other products in various stages of development that it believes will add to and complement its current product lines.

(2) Basis of Presentation

     The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2006. The condensed consolidated balance sheet as of December 31, 2006 was derived from the audited financial statements for the year then ended.

     In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been included in the accompanying financial statements. The results of operations for interim periods are not necessarily indicative of the expected results for the full year.

(3) Inventories

     Inventories consisted of:

                                                     March 31,     December 31,
                                                       2007            2006
                                                   ------------    ------------

     Raw materials                                 $  5,654,567    $  5,161,884
     Work-in-process                                     70,886          99,663
     Finished goods                                   1,497,468       1,546,646
                                                   ------------    ------------
                                                   $  7,222,921    $  6,808,193
                                                   ============    ============


(4)  Warranty Costs

     The Company warranties its products for up to three years; such costs are not material to these financial statements.

                                                                       Form 10-Q
                                                                  March 31, 2007
                                                                          Page 8


(5) Earnings per Common Share

     A summary of the denominators used to compute basic and diluted earnings per share follow:

                                                   Three Months Ended March 31,

                                                       2007             2006

Weighted average shares outstanding, net of
     restricted shares - used to compute basic
     earnings per share                              10,604,925      10,248,942

Dilutive effect of restricted shares, and
     outstanding warrants and options                 1,452,498       1,890,679
                                                   ------------    ------------

Weighted average shares of dilutive
     securities outstanding - used to compute
     diluted earnings per share                      12,057,423      12,139,621
                                                   ============    ============


(6) Stock-Based Compensation

     Stock compensation expense was $93,801 and $133,672 for the three- month periods ended March 31, 2007 and March 31, 2006.

     As of March 31, 2007, the unrecognized stock-based compensation cost related to non-vested stock awards was $271,989. Such amount, reduced for forfeiture related estimates, will be recognized in operations over a weighted average period of 2.37 years.

     The following table summarizes the Company's stock option information as of, and for the three-month period ended March 31, 2007:

                                                                     Aggregate     Weighted-Average
                                      Option     Weighted-Average    Intrinsic     Contractual Life
                                      Shares      Exercise Price      Value(1)    Remaining in Years
                                    -------------------------------------------------------------------
Outstanding at December 31, 2006      537,650          $ 1.98
Granted at fair value                   5,000            6.93
Exercised                              (7,500)           1.42
                                    ----------
Outstanding at March 31, 2007         535,150            2.04         $ 4.95              6.91
                                    ==========
Exercisable at March 31, 2007         438,900          $ 1.71         $ 5.28              6.60
                                    ==========


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

                                                                       Form 10-Q
                                                                  March 31, 2007
                                                                          Page 9


     The weighted-average grant date fair value of stock options granted during the three-month periods ended March 31, 2007 and 2006 was $6.43 and $8.83 per share, respectively. The total intrinsic value of stock options exercised during the three-month periods ended March 31, 2007 and 2006 was $42,150 and $928,408, respectively.

     The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      Three Months Ended
                                                March 31, 2007   March 31, 2006
                                                --------------   --------------
     Weighted-average expected stock-price
      volatility                                    30.0%            32.0%
     Weighted-average expected option life         7.0 years        7.0 years
     Average risk-free interest rate                 4.72%           4.325%
     Average dividend yield                          0.0%             0.0%

     During 2006, the Company issued an aggregate of 55,000 shares of restricted stock to employees under its 2003 Equity Incentive Plan. During 2006, 8,000 shares were forfeited due to employee terminations and 47,000 shares remain outstanding and non-vested as of March 31, 2007. The restricted stock vests thirty-six months from date of grant. The weighted average value of the stock was $6.04 per share and the aggregate fair value of the stock issued was $332,100. Stock compensation expense of $71,440 has been recognized at March 31, 2007 related to the restricted shares The unamortized stock compensation expense associated with the restricted shares as of March 31, 2007 is $214,320 and will be recognized ratably through 2009.

     During the first quarter of 2007, warrants were exercised to purchase a total of 63,500 shares of common stock at a weighted average exercise price of $0.67 per share. Warrants to purchase 60,000 shares were exercised by a former director of the Company and warrants to purchase 3,500 shares were exercised by Louis P. Scheps, the Company's Chairman of the Board of Directors. On March 12, 2007 Mr. Scheps entered into a stock sale plan under Rule 10b5-1 of the Securities Act pursuant to which Mr. Scheps may sell up to 250,000 shares of common stock from time to time prior to March 31, 2008. As of March 31, 2007, warrants to purchase 1,165,500 shares of common stock were outstanding at a weighted average exercise price of $0.48 per share.

(7) New Accounting Pronouncements

     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities. The fair value election is irrevocable and generally made on an instrument-by-instrument basis even if a company has similar instruments that it elects not to measure at fair value. At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes to fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company is currently determining if fair value accounting is appropriate for any eligible items and cannot currently estimate the effect, if any, which SFAS 159 will have on its consolidated financial statements.

                                                                       Form 10-Q
                                                                  March 31, 2007
                                                                         Page 10

(8) Income Taxes

     The provision for income taxes of $39,127 for the three months ended March 31, 2007 reflects an expected effective rate of approximately 33% for 2007. The combined estimated federal and state effective tax rate is lower than the statutory rate as a result of anticipated state and federal R&D tax credits partially offset by non-deductible stock compensation expense. The provision for income taxes of $129,465 for the first three months of 2006 reflected an effective tax rate of 48% resulting primarily from non-deductible stock compensation expense partially offset by estimated state and federal R&D tax credits.

     During the first quarter of 2007, warrants to purchase 63,500 shares of the Company's common stock were exercised by a former outside director and a current director of the Company. The exercise of the warrants resulted in income tax deductions in excess of compensation expense recognized of $441,378. Such amount is included in the taxable income of the applicable directors and deducted by the Company for federal and state income tax reporting purposes. As a result, the Company has reduced its federal and state income tax obligations by $146,979 and credited additional paid-in capital.

     Recoverable income taxes consist of estimated tax deposits in excess of the current provision and the income tax effect of the warrant exercise noted above.

     On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes interim periods and income tax disclosures. In conjunction with the adoption of FIN 48, the Company recognized approximately $134,000 in uncertain tax positions as non-current income tax liabilities and a reduction in retained earnings.

     The Company files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004. During 2006, the Company concluded an examination with U.S. federal tax authorities for the tax year ended December 31, 2004 which resulted in a refund to the Company.

     The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expense. Accrued interest is insignificant and there are no penalties accrued at March 31, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based upon an assessment of many factors including past experience and interpretations of tax law as applied.

     The Company's adoption of FIN 48 has not affected the consolidated financial results of operations or the cash flows of the Company.

(9) Subsequent Events

     On May 7, 2007, the Company entered into a Distribution, Supply, and Development Agreement (the "Agreement") with Analogic Corporation ("Analogic"), under which CASMED would be the exclusive worldwide distributor for a family of co-branded vital signs monitors developed, manufactured, and currently marketed by Analogic. The initial term of the Agreement is five years subject to meeting certain minimum revenue targets and incorporates additional one-year extensions again subject to meeting certain revenue targets. Under the Agreement, CASMED has agreed to pay Analogic a total of $900,000 to cover the cost of co-branding the products and the cost of modifying a vital signs monitor to incorporate certain of the Company's product technologies and to expand the brand choices for certain other technologies currently offered in the device. The project is expected to be completed within one year. Payments under the contract will be issued upon reaching various project milestones and will be expensed over the estimated useful lives of the related products.

                                                                       Form 10-Q
                                                                  March 31, 2007
                                                                         Page 11

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

Results of Operations
---------------------

     For the three months ended March 31, 2007, the Company reported net income of $79,000, or $0.01 per diluted common share compared to net income of $140,000 or $0.01 per diluted common share reported for the three months ended March 31, 2006. Net income for the three-month periods ended March 31, 2007 and 2006 was affected by approximately $85,000 and $134,000, respectively, of non-deductible stock compensation expense. Pre-tax income for the three months ended March 31, 2007 was also affected by significant increases in research and development ("R&D") expenses of $250,000 over the three months ended March 31, 2006. Pre-tax income for the three months ended March 31, 2006 was favorably affected by a reduction in accrued retirement benefit costs of $87,000 related to changes to the Company's post-retirement health benefit plan during 2005.

     The Company generated revenues of $9,289,000 for the three months ended March 31, 2007, an increase of $1,733,000 or 23%, over revenues of $7,557,000 for the three months ended March 31, 2006. Increases in blood pressure product sales of 34%, primarily from sales of vital signs monitors, blood pressure cuffs and accessories accounted for the increase in revenues, partially offset by decreases in sales of original equipment manufacturer ("OEM") modules to one significant customer.

     The cost of products sold was $5,748,000 or 61.9% of revenues for the three month period ended March 31, 2007 compared to $4,604,000 or 60.9% for the same period of 2006. The increase in cost of products sold as a percentage of revenues is primarily related to product mix and certain manufacturing variances. Start-up costs pertaining to the Near-Infrared Spectroscopy ("NIRS") Fore-Sight cerebral oximeter monitor and sensor products also contributed to the increase in cost of sales for the first quarter of 2007.

     R&D expenses increased $250,000 or 41% to $855,000 or 9.2% of revenues for the three months ended March 31, 2007 compared to $605,000 or 8.0% of revenues for the three months ended March 31, 2006. The increase in R&D spending resulted primarily from increased project materials, outside professional services and salaries and related fringe benefits associated with the Company's NIRS efforts.

     Selling, general and administrative expenses ("S,G&A") increased $497,000 or 25% to $2,510,000, representing 27.0% of revenues for the three months ended March 31, 2007 compared to $2,013,000 or 26.6% of revenues for the three months ended March 31, 2006. Sales and marketing expenses associated with the NIRS effort were primarily responsible for the increase in S,G&A expenses. NIRS sales expenses accounted for $279,000 of the increase in S,G&A and included salaries and related benefits, travel and entertainment expenses and recruitment fees pertaining to a clinical specialist team established by the Company to support its new Fore-Sight cerebral oximeter

                                                                       Form 10-Q
                                                                  March 31, 2007
                                                                         Page 12

sales efforts. NIRS marketing expenses accounted for approximately $140,000 of the increase in S,G&A expenses and included additional salaries and related benefits from increased headcount, increased travel and entertainment expenses and advertising and promotional costs. Other increases in S,G&A expenses included sales commissions on higher domestic sales levels and increased customer service costs driven by additional headcount which were largely offset by reductions in general marketing costs including recruitment and consulting.

     Interest expense decreased to $58,000 for the three months ended March 31, 2007 compared to $64,000 for the first three months of 2006. The decrease in interest expense resulted primarily from long-term debt repayments.

     The provision for income taxes of $39,000 for the three-months ended March 31, 2007 results in an effective tax rate of 33%. The combined estimated federal and state effective tax rate is lower than the statutory rate as a result of anticipated state and federal R&D tax credits partially offset by non-deductible stock compensation expense. The provisions for income taxes for the three months ended March 31, 2006 resulted in an effective tax rate of 48% due to non-deductible stock compensation expense partially offset by state and federal R&D tax credits.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     At March 31, 2007, the Company's cash and cash equivalents totaled $815,000 compared to $1,335,000 at December 31, 2006. Working capital decreased by $40,000 to $9,056,000 at March 31, 2007, from $9,096,000 on December 31, 2006.
The Company's current ratio increased to 3.01 to 1 from 2.81 to 1.

     Cash used by operations for the three months ended March 31, 2007 was $145,000 compared to $435,000 for the first three months of the prior year. Increases in inventories and decreases in accounts payable and accrued expenses were partially offset by reductions in accounts receivable for the three months ended March 31, 2007.

     Cash used by investing activities was $443,000 for the three months ended March 31, 2007 compared to $199,000 for the first three months of the prior year. Expenditures for property and equipment of $380,000 during the three months ended March 31, 2007 were driven by Fore-Sight cerebral oximeter demonstration units, information technology and manufacturing equipment. Prior year expenditures reflected $212,000 of spending for leasehold improvements, manufacturing equipment and engineering equipment. Spending for intangible assets of $62,000 for the first three months of 2007 included deposits to secure new leased office space and patent and trademark costs.

     Cash provided by financing activities for the three months ended March 31, 2007 was $68,000 compared to $31,000 for the first three months of the prior year. During the first three months of 2007, the Company repaid $190,000 of long-term debt and insurance notes and received $110,000 of proceeds from the issuance of common stock related to the exercise of stock options and non-employee warrants. In addition, the Company realized $147,000 of federal and state income tax benefits from the exercise of warrants.

     For the remainder of 2007, the Company expects moderate increases in spending associated with the NIRS cerebral oximetry technology and the related Fore-Sight oximeter market penetration over amounts incurred for the first three months of 2007. Such spending includes additional R&D, on-going clinical studies, marketing expenses, manufacturing start-up costs and capital expenditures. The Company believes that its sources of funds consisting of cash and cash equivalents, cash flow from operations and funds available from the revolving credit facility will be sufficient to meet its current and expected short-term requirements. The Company may also pursue other debt or equity financing alternatives to meet its capital needs. Management believes that, if needed, it would be able to find additional sources of funds on commercially acceptable terms which may be required to support the Company's long-term initiatives.

                                                                       Form 10-Q
                                                                  March 31, 2007
                                                                         Page 13

Critical Accounting Policies and Estimates
------------------------------------------

     The Company's discussion and analysis of financial condition and results of operations are based on the condensed financial statements. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them. The Company's critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation, post-retirement health benefit, and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional information about the Company's critical accounting policies and estimates, see Note 3 to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2006. There were no significant changes in critical accounting policies and estimates during the three months ended March 31, 2007.

     New accounting pronouncements and the Company's assessment of their impact on the financial statements are disclosed in Note 7 to the notes to condensed consolidated financial statements contained herein.


ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-----------------------------------------------------------------

In the normal course of business, the Company is exposed to fluctuations in interest rates and fluctuations in foreign currency exchange rates. We do not use derivative instruments or hedging to manage our exposures and do not currently hold any market risk sensitive instruments for trading purposes.


ITEM 4T CONTROLS AND PROCEDURES
-------------------------------

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2007. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

     There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

     Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2 and 32.1 to this report.

                                                                       Form 10-Q
                                                                  March 31, 2007
                                                                         Page 14

                          PART II - OTHER INFORMATIION
                          ----------------------------

ITEM 6 EXHIBITS
---------------

31.1 Certification pursuant to Rule 13a-14(a) of Andrew E. Kersey, President and Chief Executive Officer
31.2 Certification pursuant to Rule 13a-14(a) of Jeffery A. Baird, Chief Financial Officer
32.1 Certification pursuant to 18 U.S.C. 1350 of Periodic Financial Report of Andrew E. Kersey, President and Chief Executive Officer and Jeffery A. Baird, Chief Financial Officer

                                                                       Form 10-Q
                                                                  March 31, 2007
                                                                         Page 15

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAS MEDICAL SYSTEMS, INC.

(Registrant)


/s/ Andrew E. Kersey                                   Date: May 14, 2007
--------------------------
By: Andrew E. Kersey
    President and Chief Executive Officer



/s/ Jeffery A. Baird                                   Date: May 14, 2007
--------------------------
By: Jeffery A. Baird
    Chief Financial Officer