Form 10-Q
period 2007-06-30
CAS MEDICAL SYSTEMS INC
filed 2007-08-14
CIK 764579

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


                  For the Quarterly Period Ended June 30, 2007


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

              44 East Industrial Road, Branford, Connecticut 06405
              ----------------------------------------------------
          (Address of principal executive offices, including zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.004 par value 10,876,785 shares as of August 1, 2007.
================================================================================

                                                                       Form 10-Q
                                                                   June 30, 2007
                                                                          Page 2


                                      INDEX

PART 1      Financial Information                                       Page No.
------      ---------------------                                       --------

  Item 1    Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of June 30, 2007
            and December 31, 2006                                           3

            Condensed Consolidated Statements of Income for the Three
            and Six Months Ended June 30, 2007 and 2006                     5

            Condensed Consolidated Statements of Cash Flow for the Six
            Months Ended June 30, 2007 and 2006                             6

            Notes to Condensed Consolidated Financial Statements            7

  Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      11

  Item 3    Quantitative and Qualitative Disclosures about Market Risk     14

  Item 4T   Controls and Procedures                                        14

PART II     Other Information
-------     -----------------

  Item 4    Submission of Matters to a Vote of Security Holders            16

  Item 6    Exhibits                                                       16

  Signatures                                                               17

                                                                       Form 10-Q
                                                                   June 30, 2007
                                                                          Page 3

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                            CAS Medical Systems, Inc.

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                   (Unaudited)
                                   -----------

Assets                                               June 30,      December 31,
------                                                 2007            2006
                                                   ------------    ------------
Current Assets:
     Cash and cash equivalents                     $    514,590    $  1,334,535
     Accounts receivable, net of allowance            4,818,397       4,906,303
     Inventories                                      8,156,684       6,808,193
     Deferred income taxes                              294,708         329,458
     Recoverable income taxes                           765,388         320,943
     Other current assets                               575,936         408,171


Total current assets                                 15,125,703      14,107,603

Property, plant and equipment                         7,398,579       6,859,759
     Accumulated depreciation                        (3,837,606)     (3,535,915)

                                                      3,560,973       3,323,844

Intangible and other assets, net                        680,591         457,352

Goodwill                                              3,379,021       3,379,021

Deferred income taxes                                    63,361         175,611


Total assets                                       $ 22,809,649    $ 21,443,431
                                                   ============    ============

                                                                       Form 10-Q
                                                                   June 30, 2007
                                                                          Page 4

                            CAS Medical Systems, Inc.

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                   (Unaudited)
                                   -----------


                                                     June 30,      December 31,
Liabilities and Stockholders' Equity                   2007            2006
------------------------------------               ------------    ------------

Current Liabilities:
   Current portion of long-term debt               $    627,668    $    609,615
   Line-of-credit                                     1,044,305            --
   Notes payable                                        226,768          69,241
   Accounts payable                                   3,374,620       3,228,265
   Accrued expenses                                   1,022,073       1,104,726
                                                   ------------    ------------
     Total current liabilities                        6,295,434       5,011,847

Other liabilities                                       134,375            --
Long-term debt, less current portion                  3,488,031       3,806,587

Stockholders' Equity:
   Series A cumulative convertible preferred
      stock, $.001 par value per share,
      1,000,000 shares authorized, shares
      issued or outstanding - none                         --              --
   Common stock, $.004 par value per share,
      40,000,000 shares authorized, 10,853,884
      and 10,679,307 shares issued at June 30,
      2007 and December 31, 2006, respectively,
      including shares held in treasury                  43,415          42,717
   Treasury stock - 86,000 shares                      (101,480)       (101,480)
   Additional paid-in capital                         5,557,206       4,935,538
   Retained earnings                                  7,392,668       7,748,222
                                                   ------------    ------------
   Total stockholders' equity                        12,891,809      12,624,997
                                                   ------------    ------------
Total liabilities and stockholders' equity         $ 22,809,649    $ 21,443,431
                                                   ============    ============

See accompanying notes.

                                                                       Form 10-Q
                                                                   June 30, 2007
                                                                          Page 5

                            CAS Medical Systems, Inc.

                   Condensed Consolidated Statements of Income
                   -------------------------------------------
                                   (Unaudited)
                                   -----------

                                                Three Months Ended              Six Months Ended
                                                     June 30,                       June 30,
                                               2007            2006           2007            2006
                                           ------------    ------------   ------------    ------------
NET SALES:                                 $  7,962,396    $  8,029,256   $ 17,251,728    $ 15,585,941

COST OF SALES:                                5,447,781       4,564,210     11,195,402       9,168,447

 OPERATING EXPENSES:
     Research and development                   430,683         628,255      1,285,400       1,233,131
     Selling, general and administrative      2,472,621       2,181,600      4,983,117       4,195,082
                                           ------------    ------------   ------------    ------------
                                              2,903,304       2,809,855      6,268,517       5,428,213

OPERATING INCOME (LOSS)                        (388,689)        655,191       (212,191)        989,281

Interest expense                                 59,995          63,340        117,927         127,710
                                           ------------    ------------   ------------    ------------

Income (loss) before income taxes              (448,684)        591,851       (330,118)        861,571

Income taxes (benefit)                         (148,066)        241,010       (108,939)        370,475
                                           ------------    ------------   ------------    ------------

NET INCOME (LOSS)                          $   (300,618)   $    350,841   $   (221,179)   $    491,096
                                           ============    ============   ============    ============

EARNINGS (LOSS) PER COMMON
  SHARE:
     Basic                                 $      (0.03)   $       0.03   $      (0.02)   $       0.05
                                           ============    ============   ============    ============
     Diluted                               $      (0.03)   $       0.03   $      (0.02)   $       0.04
                                           ============    ============   ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
     Basic                                   10,671,575      10,353,306     10,638,250      10,301,124
                                           ============    ============   ============    ============
     Diluted                                 10,671,575      12,043,121     10,638,250      12,116,176
                                           ============    ============   ============    ============

See accompanying notes.

                                                                       Form 10-Q
                                                                   June 30, 2007
                                                                          Page 6

                            CAS Medical Systems, Inc.

                 Condensed Consolidated Statements of Cash Flow
                 ----------------------------------------------
                                   (Unaudited)
                                   -----------

                                                            Six Months Ended
                                                                June 30
                                                          2007            2006
                                                      ------------    ------------
OPERATING ACTIVITIES:
  Net income (loss)                                   $   (221,179)   $    491,096
  Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
    Depreciation and amortization                          341,474         248,410
    Deferred income taxes                                  147,000          36,771
    Provision for doubtful accounts                           --             9,546
    Non-cash stock compensation                            131,134         201,167
    Changes in operating assets and liabilities:
       Accounts receivable                                  87,906        (884,116)
       Inventories                                      (1,348,491)       (456,531)
       Other current assets                               (167,765)         18,528
       Recoverable income taxes                           (444,445)           --
       Retirement benefit obligation                          --          (174,774)
       Accounts payable and accrued expenses                63,702         291,126
                                                      ------------    ------------

    Net cash used by operating activities               (1,410,664)       (218,777)
                                                      ------------    ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                      (537,586)       (383,534)
  Purchase of intangible assets                           (264,256)        (87,064)
                                                      ------------    ------------

    Net cash used by investing activities                 (801,842)       (470,598)
                                                      ------------    ------------

FINANCING ACTIVITIES:
  Repayments under long-term debt                         (300,503)       (333,065)
  Proceeds from notes payable                              329,010         187,788
  Repayments under notes payable                          (171,483)       (170,974)
  Borrowings from line-of-credit                         1,044,305            --
  Tax benefits from exercise of warrants                   340,956            --
  Proceeds from issuance of common stock                   150,276         316,184
                                                      ------------    ------------

     Net cash provided (used) financing activities       1,392,561             (67)
                                                      ------------    ------------

Change in cash and cash equivalents                       (819,945)       (689,442)

Cash and cash equivalents, beginning of period           1,334,535       1,892,584
                                                      ------------    ------------

Cash and cash equivalents, end of period              $    514,590    $  1,203,142
                                                      ============    ============

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for interest            $    119,842    $    108,380
  Cash paid during the period for income taxes, net  ($    157,450)   $    112,650

See accompanying notes.

                                                                       Form 10-Q
                                                                   June 30, 2007
                                                                          Page 7

                            CAS Medical Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2007

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

(3)  Inventories

     Inventories consisted of:
                                              June 30,      December 31,
                                                2007            2006
                                            ------------    ------------

     Raw materials                          $  5,748,956    $  5,161,884
     Work-in-process                              57,099          99,663
     Finished goods                            2,350,629       1,546,646
                                            ------------    ------------
                                            $  8,156,684    $  6,808,193
                                            ============    ============

(4)  Warranty Costs

     The Company warranties its products for up to three years; such costs are not material to these financial statements.

                                                                       Form 10-Q
                                                                   June 30, 2007
                                                                          Page 8

(5) Earnings (Loss) per Common Share

     A summary of the denominators used to compute basic and diluted earnings
(loss) per share follow:

                                                    Three Months Ended         Six Months Ended
                                                          June 30,                  June 30,
                                                    2007(a)       2006        2007(a)       2006
                                                  ----------   ----------   ----------   ----------
     Weighted average shares outstanding, net
       of restricted shares - used to compute
       basic earnings (loss) per share            10,671,575   10,353,306   10,638,250   10,301,124

     Dilutive effect of restricted shares, and
       outstanding warrants and options                 --      1,689,815         --      1,815,052
                                                  ----------   ----------   ----------   ----------

     Weighted average shares of dilutive
       securities outstanding - used to compute
       diluted earnings (loss) per share          10,671,575   12,043,121   10,638,250   12,116,176
                                                  ==========   ==========   ==========   ==========

     (a) Diluted common stock equivalents such as restricted shares, outstanding warrants and options are excluded from the computation of diluted earnings per share where there is a loss as their inclusion would be anti-dilutive.

(6) Stock-Based Compensation

     Stock compensation expense was $37,333 and $131,134 and $67,495 and $201,167 for the three-month and six-month periods ended June 30, 2007 and June 30, 2006, respectively.

     As of June 30, 2007, the unrecognized stock-based compensation cost related to non-vested stock awards was $232,297. Such amount, reduced for forfeiture related estimates, will be recognized in operations over a weighted average period of 2.11 years.

     The following table summarizes the Company's stock option information as of, and for the six-month period ended June 30, 2007:

                                                                  Aggregate    Weighted-Average
                                       Option   Weighted-Average  Intrinsic    Contractual Life
                                       Shares    Exercise Price    Value(1)   Remaining in Years
                                      -------    --------------    --------   ------------------
Outstanding at December 31, 2006      537,650       $ 1.98
Granted at fair value                   5,000         6.93
Exercised                             (15,625)        1.75
                                      -------
Outstanding at June 30, 2007          527,025         2.05          $ 5.19           6.65
Exercisable at June 30, 2007          509,525       $ 1.94          $ 5.30           6.58
                                      -------

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

                                                                       Form 10-Q
                                                                   June 30, 2007
                                                                          Page 9

     The weighted-average grant date fair value of stock options granted during the six-month periods ended June 30, 2007 and 2006 was $6.43 and $8.83 per share, respectively. The total intrinsic value of stock options exercised during the six-month periods ended June 30, 2007 and 2006 was $100,479 and $1,090,338, respectively.

     The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                         Six Months Ended
                                                   June 30, 2007   June 30, 2006
                                                   -------------   -------------

Weighted-average expected stock-price volatility       30.0%           32.0%
Weighted-average expected option life                7.0 years       7.0 years
Average risk-free interest rate                         4.72%           4.325%
Average dividend yield                                  0.0%            0.0%

     During 2006, the Company issued an aggregate of 55,000 shares of restricted stock to employees under its 2003 Equity Incentive Plan. During 2006, 8,000 shares were forfeited due to employee terminations and 47,000 shares remain outstanding and non-vested as of June 30, 2007. The restricted stock vests thirty-six months from date of grant. The weighted average value of the stock was $6.04 per share and the aggregate fair value of the stock issued was $332,100. Stock compensation expense of $95,253 has been recognized from date of issuance to June 30, 2007 related to the restricted shares. The unamortized stock compensation expense, net of cancellations, associated with the restricted shares as of June 30, 2007 is $190,507 and will be recognized ratably through 2009.

     During the first six months of 2007, warrants were exercised to purchase a total of 146,300 shares of common stock at a weighted average exercise price of $0.46 per share. Of such warrants, 60,000 shares were exercised by a former director of the Company and warrants to purchase 86,300 shares were exercised by Louis P. Scheps, the Company's Chairman of the Board of Directors. On March 12, 2007, Mr. Scheps entered into a stock sale plan under Rule 10b5-1 of the Securities Exchange Act pursuant to which Mr. Scheps may sell up to 250,000 shares of common stock from time to time prior to March 31, 2008. As of June 30, 2007, warrants to purchase 1,082,700 shares of common stock were outstanding at a weighted average exercise price of $0.49 per share.

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

(8) Income Taxes

     The income tax benefit of $108,939 recorded for the six months ended June 30, 2007 reflects an expected effective rate of approximately 33% for 2007. The combined estimated federal and state effective tax rate is lower than the statutory rate as a result of anticipated state and federal R&D tax credits partially offset by non-deductible stock compensation expense. The provision for income taxes of $370,475 for the first six months of 2006 reflected an

                                                                       Form 10-Q
                                                                   June 30, 2007
                                                                         Page 10

effective tax rate of 43% resulting primarily from non-deductible stock compensation expense partially offset by estimated state and federal R&D tax credits.

     During the first six months of 2007, warrants to purchase 146,300 shares of the Company's common stock were exercised by a former outside director and a current director of the Company. The exercise of the warrants resulted in income tax deductions in excess of compensation expense recognized of $1,023,892. Such amount shall be included in the taxable income of the applicable directors and deducted by the Company for federal and state income tax reporting purposes. As a result, the Company has reduced its federal and state income tax obligations by $340,956 and credited additional paid-in capital.

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

     The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expense. Accrued interest is insignificant and there are no penalties accrued at June 30, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based upon an assessment of many factors including past experience and interpretations of tax law as applied.

     The Company's adoption of FIN 48 has not affected the consolidated financial results of operations or the cash flows of the Company.

(9) Material Commitments

     On June 18, 2007, the Company entered into agreements for the sale and leaseback of the Company's headquarters and manufacturing facility (the "Property"). Under the agreement, the Company will sell the Property for $3.0 million. The Company expects the sale transaction to net approximately $1.4 million of working capital after taxes and repayment of the remaining mortgage balance on the Property. The completion of the transaction is subject to a number of closing conditions and is expected to close during the third quarter of 2007. Upon closing of the sale of the Property, the Company will lease back the Property for a ten year initial term with the option to extend the term for two additional successive periods of five years, subject to certain notice and financial covenants requirements (the "Lease"). The Lease is triple net, and provides for an annual base rent in years 1-5 of $244,800, and years 6-10 of $268,800, payable monthly. In addition, the Company is responsible for 100% of the costs of utilities, insurance, taxes and maintenance expenses, and other operating costs. The Company will be required to comply with certain financial covenants throughout the term of the Lease. These covenants require the Company to maintain at least $600,000 with a U.S. banking institution in cash or cash equivalents, which required amount, shall increase by 3% per annum; and net current assets of not less than $3,600,000.

                                                                       Form 10-Q
                                                                   June 30, 2007
                                                                         Page 11

     In addition, the Company will have a right of first offer to lease any additional space or building built by on the lessor on the Property, subject to certain restrictions. The Company will also have the right to require the lessor to build an addition or additional building ("Expansion Premises"), subject to certain restrictions. Upon the delivery of any Expansion Premises, the term of the Lease would extend for a ten year term. The base rent for the Expansion Premises shall be the greater of the then prevailing market rent or an amount equal to a return on actual costs of construction of greater than 250 basis points over the rate on ten year U.S. Treasury Notes, or 8%. Upon delivery of the Expansion Premises, the lessor would assume obligations under the Company's existing lease of the Property, in exchange for a payment equal to three months rent and certain unamortized costs incurred in entering into the existing leases.

     Effective July 1, 2007, the Company entered into a five-year agreement with the lessor to lease approximately 13,000 square feet of office space adjacent to the Company's corporate offices. The lease provides for average annual base rent of $112,500 and requires the Company to pay its proportionate share of annual operating expenses including utilities, insurance, taxes and maintenance.

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

Results of Operations
---------------------

     For the three months ended June 30, 2007, the Company reported a net loss of ($301,000), or ($0.03) per basic and diluted common share compared to net income of $351,000 or $0.03 per diluted common share reported for the three months ended June 30, 2006. Increases in sales and marketing spending and manufacturing start-up costs for the Company's recently launched Fore-sight cerebral oximeter combined with shortfalls in original equipment manufacturer ("OEM") revenues primarily from a key customer, Medtronic, significantly affected the three months ended June 30, 2007. Pre-tax loss/income for the three-month periods ended June 30, 2007 and 2006 was also affected by approximately $37,000 and $67,000, respectively, of stock compensation expense. Pre-tax income for the three months ended June 30, 2006 was favorably affected by a reduction in accrued retirement benefit costs of $87,000 related to changes to the Company's post-retirement health benefit plan during 2005.

     For the six months ended June 30, 2007, the Company reported a net loss of ($221,000) or ($0.02) per basic and diluted common share compared to net income of $491,000 or $0.04 per diluted common share for the six months ended June 30, 2006. Pre-tax loss/income for the six-month periods ended June 30, 2007 and 2006 was also affected by approximately $131,000 and $201,000, respectively, of stock compensation expense. Increases in Fore-sight related sales and marketing expenditures and manufacturing start-up costs for the first six months of 2007 and shortfalls in OEM sales for the second quarter ended June 30, 2007 accounted for the net loss recorded. Pre-tax income for the six months ended June 30, 2006 was favorably affected by a reduction in accrued retirement benefit costs of $175,000 related to changes to the Company's post-retirement health benefit plan during 2005.

                                                                       Form 10-Q
                                                                   June 30, 2007
                                                                         Page 12

     The Company generated revenues of $7,962,000 for the three months ended June 30, 2007, a decrease of $67,000 or 1%, compared to revenues of $8,029,000 for the three months ended June 30, 2006. Reductions in sales of OEM products to Medtronic of approximately $1,005,000 accounted for the entire shortfall in OEM sales and were largely offset by increases in vital signs monitor and accessories sales and blood pressure cuff sales of approximately 27%. During January of 2007, Medtronic announced a voluntary suspension of U.S. product shipments from its Physio-Control division. Medtronic represented approximately 11% of the Company's revenues for the full year 2006 and approximately 19% of revenues for the three months ended June 30, 2006. The Company's management is in regular discussions with Medtronic and continues to monitor the situation and while it does see some improvement in their order levels for future deliveries, it remains uncertain as to when their U.S. shipments will resume.

     Revenues for the six months ended June 30, 2007 were $17,252,000, an increase of $1,666,000 or 10.7% above revenues of $15,586,000 reported for the first six months of 2006. Reductions in OEM sales of $1,164,000 were offset by increases in sales of vital signs monitors and accessories of approximately 39%. Sales of OEM products to Medtronic decreased approximately $1,424,000 and were partially offset by increased sales to other OEM partners.

     Costs of products sold was $5,448,000 or 68.4% of revenues for the three month period ended June 30, 2007 compared to $4,564,000 or 56.8% for the same period of 2006. The increase in cost of products sold as a percentage of revenues is related to a number of factors including lost gross margins on the shortfall in OEM business which carries rates substantially favorable to other products sold by the Company, Fore-sight cerebral oximetry manufacturing start-up costs, increased blood pressure cuff and accessories sales as a percentage of total revenues which normally carry lower gross margin rates and increased unapplied manufacturing overhead costs as a percentage of the reduced revenues. Cost of products sold for the three months ended June 30, 2006 was favorably affected by reductions in accrued retirement benefit costs of $63,000 related to changes to the Company's post-retirement health plan during 2005.

     Costs of products sold for the six months ended June 30, 2007 was $11,195,000 or 64.9% of revenues compared to $9,168,000 or 58.8% of revenues for the six months ended June 30, 2006. The increase in cost of products sold as a percentage of revenues is related to the factors referred to above including - OEM lost gross margins, NIRS start-up costs and increased unapplied manufacturing overhead expenses. Cost of products sold for the six months ended June 30, 2006 was favorably affected by reductions in accrued retirement benefit costs of $127,000 previously referred to above.

     R&D expenses decreased $197,000 or 31% to $431,000 or 5.4% of revenues for the three months ended June 30, 2007 compared to $628,000 or 7.8% of revenues for the three months ended June 30, 2006. Reimbursements from the National Institutes of Health ("NIH") approximating $173,000 for remaining amounts available under active grants was primarily responsible for the decrease in R&D spending. R&D expenses for the first six months of 2007 increased $52,000 or 4.2% to $1,285,000 or 7.5% of revenues compared to $1,233,000 or 7.9% of revenues for the first six months of the prior year. Reimbursements from the NIH referred to above were offset by increases in salaries and related benefits and engineering project costs related to the NIRS effort.

     Selling, general and administrative expenses ("S,G&A") increased $291,000 or 13.3% to $2,473,000, representing 31.1% of revenues for the three months ended June 30, 2007 compared to $2,182,000 or 27.2% of revenues for the three months ended June 30, 2006. Sales and marketing expenses associated with the NIRS effort totaled $342,000 and accounted for $268,000 of the increase in S,G&A expenses. Such expenses included clinical specialist salaries and related benefits and travel and entertainment expenses and increased convention and advertising costs. International sales expenses increased approximately $150,000 reflecting expanded sales consulting costs, increased travel and entertainment and advertising expenses. The Company also incurred certain expenses including sales training resulting from its agreement with Analogic Corporation whereby it will be the exclusive distributor of a family of co-branded vital signs monitors developed, manufactured, and previously marketed by Analogic. General and administrative ("G&A") expenses declined approximately $115,000 due to reductions in accrued company-wide 2007 bonuses, bad debt expenses and Statcorp administrative costs partially offset by increased insurance and depreciation expenses. G&A expenses for the three months ended June 30, 2007 include $50,000 of consulting fees

                                                                       Form 10-Q
                                                                   June 30, 2007
                                                                         Page 13

pertaining to Sarbanes Oxley Section 404 compliance efforts which were initiated during the second quarter of 2007 and are expected to continue throughout the balance of 2007.

     S,G&A expenses for the six months ended June 30, 2007 increased $788,000 or 18.8% to $4,983,000 or 28.9% of revenues compared to $4,195,000 or 26.9% of revenues for the six months ended June 30, 2006. Sales and marketing expenses related to NIRS reached $800,000 and accounted for $685,000 of the increase in S,G&A. International sales expenses accounted for $185,000 of the increase resulting from additional sales consultant costs and increased travel and entertainment expenses. G&A expenses declined $171,000 due to reductions in accrued bonuses, bad debt expenses and Statcorp administrative costs partially offset by increased insurance costs and Sarbanes-Oxley consulting fees.

     Interest expense decreased to $60,000 and $118,000, respectively for the three and six months ended June 30, 2007 compared to $63,000 and $128,000, respectively for the three and six months ending June 30, 2006. The decrease in interest expense resulted primarily from long-term debt repayments partially offset by advances under the Company's line-of-credit.

     The income tax benefit of $109,000 for the six-months ended June 30, 2007 reflects an effective tax rate of 33%. The combined estimated federal and state effective tax rate is lower than the statutory rate as a result of anticipated state and federal R&D tax credits partially offset by non-deductible stock compensation expense. The provisions for income taxes for the six months ended June 30, 2006 resulted in an effective tax rate of 43% due to non-deductible stock compensation expense partially offset by state and federal R&D tax credits.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     At June 30, 2007, the Company's cash and cash equivalents totaled $515,000 compared to $1,335,000 at December 31, 2006. Working capital decreased by $266,000 to $8,830,000 at June 30, 2007, from $9,096,000 on December 31, 2006.
The Company's current ratio decreased to 2.40 to 1 from 2.60 to 1.

     Cash used by operations for the six months ended June 30, 2007 was $1,411,000 compared to $219,000 for the first six months of the prior year. Increases in inventories of $1,348,000 were largely responsible for the cash used by operations for the first six months of 2007 and were primarily driven by purchases required to support the Fore-sight cerebral oximeter product launched in May 2007.

     Cash used by investing activities was $802,000 for the six months ended June 30, 2007 compared to $471,000 for the first six months of the prior year. Expenditures for property and equipment of $538,000 during the six months ended June 30, 2007 were driven by Fore-Sight cerebral oximeter demonstration units, information technology and manufacturing equipment. Prior year expenditures reflected $384,000 of spending for leasehold improvements, manufacturing equipment and engineering equipment. Spending for intangible assets of $264,000 for the first six months of 2007 primarily included deposits to secure new leased office space, contract advances, deferred legal fees and patent costs.

     Cash provided by financing activities for the six months ended June 30, 2007 was $1,392,000 compared to cash used of $100 for the first six months of the prior year. During the second quarter of 2007, the Company received advances from its line-of-credit in the amount of $1,044,000, received $150,000 of proceeds from the issuance of common stock related to the exercise of stock options and non-employee warrants, and realized $341,000 of federal and state income tax benefits from the exercise of warrants. During the first six months of 2007, the Company repaid $301,000 of long-term debt and $171,000 of insurance notes.

     For the remainder of 2007, the Company expects moderate increases in spending associated with the NIRS cerebral oximetry technology and the related Fore-Sight oximeter market penetration over amounts incurred for the first six months of 2007. Such spending includes additional R&D, on-going clinical studies, marketing expenses, manufacturing start-up costs and capital expenditures. In addition, the Company expects to incur certain expenditures related to the hiring of additional sales and marketing personnel effective with the third quarter of 2007 to support the

                                                                       Form 10-Q
                                                                   June 30, 2007
                                                                         Page 14

Company's newly acquired family of co-branded Analogic products. The Company believes that its sources of funds consisting of cash and cash equivalents, cash flow from operations and funds available from the revolving credit facility will be sufficient to meet its current and expected short-term requirements. In addition, the Company expects to realize approximately $1,400,000 in net proceeds from the sale and leaseback of its corporate headquarters and manufacturing facilities, after taxes and payoff of the remaining mortgage balance on the property. This transaction is expected to be consummated during the third quarter of 2007 and is subject to a number of closing conditions. The Company may also pursue other debt or equity financing alternatives to meet its capital needs. Management believes that, if needed, it would be able to find additional sources of funds on commercially acceptable terms which may be required to support the Company's long-term initiatives.

Critical Accounting Policies and Estimates
------------------------------------------

     The Company's discussion and analysis of financial condition and results of operations are based on the condensed financial statements. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them. The Company's critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation, post-retirement health benefit, and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional information about the Company's critical accounting policies and estimates, see Note 3 to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2006. There were no significant changes in critical accounting policies and estimates during the three months ended June 30, 2007.

     New accounting pronouncements and the Company's assessment of their impact on the financial statements are disclosed in Note 7 to the notes to condensed consolidated financial statements contained herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

     In the normal course of business, the Company is exposed to fluctuations in interest rates and fluctuations in foreign currency exchange rates. We do not use derivative instruments or hedging to manage our exposures and do not currently hold any market risk sensitive instruments for trading purposes.

ITEM 4T. CONTROLS AND PROCEDURES
--------------------------------

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2007. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

                                                                       Form 10-Q
                                                                   June 30, 2007
                                                                         Page 15

     There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

     Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2 and 32.1 to this report.

                                                                       Form 10-Q
                                                                   June 30, 2007
                                                                         Page 16

                          PART II - OTHER INFORMATIION
                          ----------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     At the Company's annual meeting of stockholders held on June 13, 2007, three proposals were voted upon and approved by the Company's stockholders. A brief description of each proposal voted upon at the annual meeting and the number of votes cast for, against and withheld, as well as the number of abstentions and broker non-votes to each proposal are set forth below.


     1) Election of members of the Board of Directors, each for a term of one year

                   Nominee                     For              Against
                   -------                     ---              -------

               Jerome S. Baron              9,885,437            40,301
               Lawrence S. Burstein         9,881,537            44,201
               Andrew Kersey                9,841,618            84,120
               Saul S. Milles               9,828,344            97,394
               Louis P. Scheps              9,659,679           266,059


     2) Amendment of the 2003 Equity Incentive Plan

                   For            Against        Abstain       Broker Non-Votes
                   ---            -------        -------       ----------------

                3,966,183         469,695         23,884          5,465,976


     3) Ratification of the appointment of UHY LLP as auditor for the Company for the fiscal year ending December 31, 2007

                    For             Against          Abstain
                    ---             -------          -------

                 9,884,090           5,632           36,014


ITEM 6. EXHIBITS
----------------

31.1 Certification pursuant to Rule 13a-14(a) of Andrew E. Kersey, President and Chief Executive Officer
31.2 Certification pursuant to Rule 13a-14(a) of Jeffery A. Baird, Chief Financial Officer
32.1 Certification pursuant to 18 U.S.C. 1350 of Periodic Financial Report of Andrew E. Kersey, President and Chief Executive Officer and Jeffery A. Baird, Chief Financial Officer

                                                                       Form 10-Q
                                                                   June 30, 2007
                                                                         Page 17

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAS MEDICAL SYSTEMS, INC.
-------------------------
 (Registrant)


/s/ Andrew E. Kersey                                      Date: August 14, 2007
----------------------------
By: Andrew E. Kersey
    President and Chief Executive Officer


/s/ Jeffery A. Baird                                      Date: August 14, 2007
----------------------------
By: Jeffery A. Baird
    Chief Financial Officer