Form 10-Q
period 2007-09-30
CAS MEDICAL SYSTEMS INC
filed 2007-11-13
CIK 764579

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


                For the Quarterly Period Ended September 30, 2007


                         Commission File Number 0-13839



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


              44 East Industrial Road, Branford, Connecticut 06405
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (203) 488-6056
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [_]   Accelerated Filer [_]   Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.004 par value 10,890,285 shares as of November 1, 2007.

================================================================================

                                      INDEX



PART 1          Financial Information                                   Page No.
------          ---------------------                                   --------

     Item 1     Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets as of
                September 30, 2007 and December 31, 2006                       3

                Condensed Consolidated Statements of Income for the
                Three and Nine Months Ended September 30, 2007 and 2006        5

                Condensed Consolidated Statements of Cash Flow for
                the Nine Months Ended September 30, 2007 and 2006              6

                Notes to Condensed Consolidated Financial Statements           7

     Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           12

     Item 3     Quantitative and Qualitative Disclosures about Market
                Risk                                                          17

     Item 4T    Controls and Procedures                                       17



PART II         Other Information
-------         -----------------

    Item 1      Legal Proceedings                                             18

    Item 6      Exhibits                                                      18



    Signatures                                                                19

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                            CAS Medical Systems, Inc.

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                   (Unaudited)



Assets                                            September 30,    December 31,
------                                                2007             2006
                                                  ------------     ------------
Current Assets:
    Cash and cash equivalents                     $    698,655     $  1,334,535
    Accounts receivable, net of allowance            6,339,198        4,906,303
    Inventories                                     10,915,227        6,808,193
    Deferred income taxes                              511,026          329,458
    Recoverable income taxes                               508          320,943
    Other current assets                               533,519          408,171
                                                  ------------     ------------
Total current assets                                18,998,133       14,107,603

Property, plant and equipment                        5,832,400        6,859,759
    Accumulated depreciation                        (3,439,934)      (3,535,915)
                                                  ------------     ------------
                                                     2,392,466        3,323,844


Intangible and other assets, net                       676,549          457,352

Goodwill                                             3,379,021        3,379,021

Deferred income taxes                                  751,584          175,611
                                                  ------------     ------------

Total assets                                      $ 26,197,753     $ 21,443,431
                                                  ============     ============

                            CAS Medical Systems, Inc.

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                   (Unaudited)



                                                  September 30,    December 31,
Liabilities and Stockholders' Equity                  2007             2006
------------------------------------              ------------     ------------

Current Liabilities:
    Current portion of long-term debt             $    568,783     $    609,615
    Line-of-credit                                   1,200,384               --
    Notes payable                                      137,969           69,241
    Accounts payable                                 5,653,122        3,228,265
    Accrued expenses                                 1,053,402        1,104,726
                                                  ------------     ------------
        Total current liabilities                    8,613,660        5,011,847

Other liabilities                                      134,375               --
Deferred gain on sale/leaseback of property          1,347,275               --
Long-term debt, less current portion                 2,470,436        3,806,587

Stockholders' Equity:
    Series A cumulative convertible preferred
       stock, $.001 par value per share,
       1,000,000 shares authorized, shares
       issued or outstanding - none                         --               --
    Common stock, $.004 par value per share,
       40,000,000 shares authorized, 10,976,285
       and 10,679,307 shares issued at September
       30, 2007 and December 31, 2006,
       respectively, including shares held in
       treasury                                         43,565           42,717
    Treasury stock - 86,000 shares                    (101,480)        (101,480)
    Additional paid-in capital                       5,758,060        4,935,538
    Retained earnings                                7,931,862        7,748,222
                                                  ------------     ------------
    Total stockholders' equity                      13,632,007       12,624,997
                                                  ------------     ------------

Total liabilities and stockholders' equity        $ 26,197,753     $ 21,443,431
                                                  ============     ============



See accompanying notes.

                            CAS Medical Systems, Inc.

                   Condensed Consolidated Statements of Income
                   -------------------------------------------
                                   (Unaudited)



                                               Three Months Ended            Nine Months Ended
                                                  September 30,                 September 30,
                                          ---------------------------   ----------------------------
                                              2007           2006           2007            2006
                                          ------------   ------------   ------------    ------------
NET SALES:                                $ 10,663,435   $  9,425,508   $ 27,915,163    $ 25,011,449

COST OF SALES:                               6,634,787      5,340,278     17,830,189      14,508,725

OPERATING EXPENSES:
    Research and development                   439,861        653,221      1,725,261       1,886,352
    Selling, general and administrative      2,937,840      2,262,016      7,920,957       6,457,098
                                          ------------   ------------   ------------    ------------
                                             3,377,701      2,915,237      9,646,218       8,343,450
                                          ------------   ------------   ------------    ------------

OPERATING INCOME                               650,947      1,169,993        438,756       2,159,274

Interest expense                                71,455         59,562        189,382         187,272
                                          ------------   ------------   ------------    ------------

Income before income taxes                     579,492      1,110,431        249,374       1,972,002

Income taxes /(benefit)                         40,298        390,525        (68,641)        761,000
                                          ------------   ------------   ------------    ------------

NET INCOME                                $    539,194   $    719,906   $    318,015    $  1,211,002
                                          ============   ============   ============    ============

EARNINGS PER COMMON SHARE:

    Basic                                 $       0.05   $       0.07   $       0.03    $       0.12
                                          ============   ============   ============    ============

    Diluted                               $       0.05   $       0.06   $       0.03    $       0.10
                                          ============   ============   ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
    Basic                                   10,749,947     10,461,615     10,675,483      10,354,621
                                          ============   ============   ============    ============

    Diluted                                 11,982,011     12,094,349     12,094,725      12,166,806
                                          ============   ============   ============    ============

See accompanying notes.

                            CAS Medical Systems, Inc.

                 Condensed Consolidated Statements of Cash Flow
                 ----------------------------------------------
                                   (Unaudited)


                                                       Nine Months Ended
                                                          September 30
                                                  -----------------------------
                                                      2007             2006
                                                  ------------     ------------
OPERATING ACTIVITIES:
  Net income                                      $    318,015     $  1,211,002
  Adjustments to reconcile net income
  to net cash (used) provided by operating
  activities:
    Depreciation and amortization                      567,990          366,942
    Deferred income taxes                             (757,541)          33,800
    Provision for doubtful accounts                     75,000           10,436
    Non-cash stock compensation                        217,517          298,854
    Amortization of deferred gain on
      sale/leaseback of property                        (9,422)              --
    Changes in operating assets and liabilities:
       Accounts receivable                          (1,507,895)      (2,114,019)
       Inventories                                  (4,107,034)        (827,579)
       Other current assets                           (125,348)         119,166
       Recoverable income taxes                        320,435               --
       Retirement benefit obligation                        --         (262,176)
       Accounts payable and accrued expense          2,373,533        1,211,805
                                                  ------------     ------------
    Net cash (used) provided by operating
    activities                                      (2,634,750)          48,231
                                                  ------------     ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                (1,012,607)        (637,923)
  Proceeds from sale of property                     2,801,852               --
  Business acquisition, net of cash acquired
    of $250,000                                             --         (300,000)
  Purchase of intangible assets                       (288,358)        (142,057)
                                                  ------------     ------------
    Net cash provided (used) by investing
      activities                                     1,500,887       (1,079,980)
                                                  ------------     ------------

FINANCING ACTIVITIES:
  Repayments of long-term debt                      (1,376,983)        (401,155)
  Proceeds from notes payable                          329,011          245,467
  Repayments of notes payable                         (260,283)        (427,201)
  Borrowings from line-of-credit, net                1,200,384               --
  Tax benefits from exercise of warrants               379,811               --
  Proceeds from issuance of common stock               226,043          417,597
                                                  ------------     ------------
    Net cash provided (used) by financing
      activities                                       497,983         (165,292)
                                                  ------------     ------------

Change in cash and cash equivalents                   (635,880)      (1,197,041)

Cash and cash equivalents, beginning of period       1,334,535        1,892,584
                                                  ------------     ------------

Cash and cash equivalents, end of period          $    698,655     $    695,543
                                                  ============     ============

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for interest        $    191,980     $    186,530
  Cash paid (collected) during the period for
    income taxes, net                             $    (11,346)    $    414,943


See accompanying notes.

                            CAS Medical Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2007

(1)   The Company

      CAS Medical Systems, Inc. ("CAS") and its wholly-owned subsidiary, Statcorp, Inc. ("Statcorp") operate as one reportable business segment. Together, CAS and Statcorp (collectively, the "Company" or "CASMED") develop, manufacture and distribute diagnostic equipment and medical products for use in the healthcare and medical industry. These products - specifically blood pressure measurement technology, vital signs measurement equipment, cardio-respiratory monitoring equipment, cerebral oximetry monitoring, and supplies for neonatal intensive care - are sold by CASMED through its own sales force, via distributors and pursuant to original equipment manufacturer agreements both internationally and in the United States. The Company has several other products in various stages of development that it believes will add to and complement its current product lines.


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

      In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been included in the accompanying financial statements. The results of operations for interim periods are not necessarily indicative of the expected results for the full year.


(3)   Principal Products and Services

      Effective in the third quarter of 2007, the Company has categorized its sales of products and services into the following categories:

   a) High acuity products - includes sales of the Fore-Sight(R) cerebral monitor and accessories.

   b) Low acuity products - includes sales of cardio-respiratory monitors and accessories used to monitor apnea in home-based and hospital settings; the Company's dual platform of vital signs monitors and accessories incorporating various combinations of measurement parameters for both human and veterinary use including pulse oximetry, electro-cardiography, temperature, non-invasive blood pressure, and capnography; co-branded products developed and manufactured by Analogic Corporation including vital signs monitors utilizing parameters as described above and additionally monitors which measure non-invasive cardiac output and hemodynamic status, and fetalgard monitors.

   c) Blood Pressure Measurement Technology - includes sales to Original Equipment Manufacturers ("OEM") of the Company's proprietary non-invasive blood pressure modules (MAXNIBP(R)), blood pressure cuffs and accessories for the OEM market and related license fees.

   d) Supplies and Service - includes sales of blood pressure cuffs and rapid infusor cuffs, neonatal intensive care supplies including electrodes and skin temperature probes, and service repair revenues.

(4)   Inventories

      Inventories consisted of:
                                 September 30,        December 31,
                                     2007                 2006
                                 ------------         ------------
      Raw materials              $  7,827,431         $  5,161,884
      Work-in-process                 325,347               99,663
      Finished goods                2,762,449            1,546,646
                                 $ 10,915,227         $  6,808,193
                                 ============         ============


(5)   Warranty Costs

      The Company warranties its products for up to three years; such costs are not material to these financial statements.


(6)   Earnings per Common Share

      A summary of the denominators used to compute basic and diluted earnings per share follows:

                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                   ---------------------------   ---------------------------
                                                       2007           2006           2007           2006
                                                   ------------   ------------   ------------   ------------
      Weighted average shares outstanding, net
        of restricted shares - used to compute
        basic earnings per share                     10,749,947     10,461,615     10,675,483     10,354,621

      Dilutive effect of restricted shares, and
       outstanding warrants and options               1,232,164      1,632,734      1,419,242      1,812,185
                                                   ------------   ------------   ------------   ------------
      Weighted average shares of dilutive
        securities outstanding - used to compute
        diluted earnings per share                   11,982,111     12,094,349     12,094,725     12,166,806
                                                   ============   ============   ============   ============


(7)   Stock-Based Compensation

      Stock compensation expense was $86,383 and $97,687 and $217,517 and $298,854 for the three-month and nine-month periods ended September 30, 2007 and September 30, 2006, respectively.

      As of September 30, 2007, the unrecognized stock-based compensation cost related to non-vested stock awards was $737,606. Such amount, reduced for forfeiture related estimates, will be recognized in operations over a weighted average period of 2.29 years.

      The following table summarizes the Company's stock option information as of, and for the nine-month period ended September 30, 2007:

                                                                               Weighted-
                                                                                Average
                                                   Weighted-                  Contractual
                                                    Average      Aggregate       Life
                                      Option       Exercise      Intrinsic     Remaining
                                      Shares         Price       Value (1)     in Years
                                    ----------    ----------    ----------    ----------
Outstanding at December 31, 2006       537,650    $     1.98
Granted at fair value                   15,000          4.53
Exercised                              (25,725)         1.47
                                    ----------
Outstanding at September 30, 2007      526,925          2.11    $     3.24          6.71
Exercisable at September 30, 2007      499,425    $     1.95    $     3.40          6.57

      (1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

      The exercise period for all outstanding stock options may not exceed ten years from the date of grant. Stock options granted to employees and non-employee directors vest ratably not less than two years from the grant date. The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

      The weighted-average grant date fair value of stock options granted during the nine-month periods ended September 30, 2007 and 2006 was $4.53 and $8.83 per share, respectively. The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2007 and 2006 was $239,583 and $1,230,958, respectively.

      The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                   Nine Months Ended
                                                        September 30, 2007    September 30, 2006
                                                        ------------------    ------------------
      Weighted-average expected stock-price volatility        15.5%                 32.0%
      Weighted-average expected option life                  4.2 years             7.0 years
      Average risk-free interest rate                         4.61%                4.325%
      Average dividend yield                                   0.0%                  0.0%

      During July 2007, the Company issued an aggregate of 73,000 shares of restricted stock to employees under its 2003 Equity Incentive Plan which vest ratably over thirty-six months and 12,000 shares of restricted stock under its 2003 Equity Incentive Plan to certain members of the Board of Directors which vest quarterly over twelve months. The market value of the 85,000 shares granted was $6.48 on the date of grant and the aggregate fair value was $550,800.

      During July 2006, the Company issued an aggregate of 55,000 shares of restricted stock to employees under its 2003 Equity Incentive Plan which vest thirty-six months from date of grant. During 2006, 8,000 shares were forfeited due to employee terminations and 47,000 shares remain outstanding and non-vested as of September 30, 2007. The weighted average value of the stock was $6.04 per share and the aggregate fair value was $332,100.

      Stock compensation expense of $607,855 has been recognized from date of issuance to September 30, 2007 related to the foregoing shares. The unamortized stock compensation expense, net of cancellations, associated with the foregoing shares as of September 30, 2007 is $737,606 and will be recognized through 2010.

      During the first nine months of 2007, warrants were exercised to purchase a total of 164,599 shares of common stock at a weighted average exercise price of $0.45 per share. Of such warrants, 60,000 shares were exercised by a former director of the Company and warrants to purchase 104,599 shares were exercised by Louis P. Scheps, the Company's Chairman of the Board of Directors. On March 12, 2007, Mr. Scheps entered into a stock sale plan under Rule 10b5-1 of the Securities Exchange Act pursuant to which Mr. Scheps may sell up to 250,000 shares of common stock from time to time prior to March 31, 2008. As of September 30, 2007, warrants to purchase 1,064,401 shares of common stock were outstanding at a weighted average exercise price of $0.50 per share.


(8)   New Accounting Pronouncements

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


(9)   Income Taxes

      The income tax benefit of $68,641 recorded for the nine months ended September 30, 2007 reflects an exchange of approximately $155,000 of state tax carryforwards for reduced cash credits payable to the Company. The expected combined federal and state effective rate approximates 31% for 2007 and is lower than the statutory rate as a result of anticipated state and federal R&D tax credits partially offset by non-deductible stock compensation expense. The provision for income taxes of $761,000 for the first nine months of 2006 reflects an effective tax rate of 39% resulting primarily from non-deductible stock compensation expense partially offset by estimated state and federal R&D tax credits.

      During the first nine months of 2007, warrants to purchase 164,599 shares of the Company's common stock were exercised by a former outside director and a current director of the Company. The exercise of the warrants resulted in income tax deductions in excess of compensation expense recognized of $1,140,573. Such amount shall be included in the taxable income of the applicable directors and deducted by the Company for federal and state income tax reporting purposes. As a result, the Company has reduced its federal and state income tax obligations by $379,811 and credited additional paid-in capital.

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

      The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expense. Accrued interest is insignificant and there are no penalties accrued at September 30, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based upon an assessment of many factors including past experience and interpretations of tax law as applied.

      The Company's adoption of FIN 48 has not affected the consolidated financial results of operations or the cash flows of the Company.


(10)  Sale and Leaseback of Property and Repayment of Mortgage Debt

      On September 6, 2007, the Company closed the sale and leaseback of its headquarters and manufacturing facility (the "Property") which comprises approximately 24,000 square feet of office and manufacturing space. Net proceeds from the sale were $2,801,852 of which $928,872 was used to retire the related outstanding mortgage debt. The gain of $1,356,696 realized on the sale has been deferred and will be recognized in operations against rent expense over the term of the lease. The lease has an initial term of ten years expiring on September 6, 2017 and an option for two additional five-year periods. The lease provides for an annual base rent in years one through five of $244,800 and $268,800 in years six through ten. The Company will recognize rent expense on a straight-line basis over the ten years. Under the lease, the Company is responsible for the costs of utilities, insurance, taxes and maintenance expenses. Further, the Company is required to maintain at least $600,000 in cash and cash equivalents (increasing at 3% per annum) and net current assets of not less than $3,600,000.

      In addition, the Company has a right of first offer to lease any additional space or building built by the lessor on the Property, subject to certain restrictions. The Company also has the right to require the lessor to build an addition or additional building ("Expansion Premises"), subject to certain restrictions. Upon the delivery of any Expansion Premises, the term of the Lease would extend for a ten year term. The base rent for the Expansion Premises shall be the greater of the then prevailing market rent or an amount equal to a return on actual costs of construction of the greater of 250 basis points over the rate on ten year U.S. Treasury Notes, or 8%. Upon delivery of the Expansion Premises, the lessor would assume obligations under the Company's existing lease of the Property, in exchange for a payment equal to three months rent and certain unamortized costs incurred in its two adjacent facilities.


(11)  Material Commitments

      Effective July 1, 2007, the Company entered into a five-year agreement to lease approximately 13,000 square feet of office space adjacent to two of the Company's other facilities. The lease provides for average annual base rent of $112,500 and requires the Company to pay its proportionate share of annual operating expenses including utilities, insurance, taxes and maintenance.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

      Certain statements included in this report, including without limitation statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not limited to, the following: foreign currency fluctuations, regulations and other economic and political factors which affect the Company's ability to market its products internationally, new product introductions by the Company's competitors, increased price competition, dependence upon significant customers, availability and cost of components for the Company's products, the impact of any adverse litigation, marketplace acceptance for the Company's new products, FDA and other governmental regulatory and enforcement actions, changes to federal research and development grant programs presently utilized by the Company and other factors described in greater detail in the Company's most recent annual report on Form 10-KSB.

Introduction
------------

      Effective in the third quarter of 2007, the Company has categorized its sales of products and services into the following categories:

   e) High acuity products - includes sales of the Fore-Sight(R) cerebral monitor and accessories.

   f) Low acuity products - includes sales of cardio-respiratory monitors and accessories used to monitor apnea in home-based and hospital settings; the Company's dual platform of vital signs monitors and accessories incorporating various combinations of measurement parameters for both human and veterinary use including pulse oximetry, electro-cardiography, temperature, non-invasive blood pressure, and capnography; co-branded products developed and manufactured by Analogic Corporation including vital signs monitors utilizing parameters as described above and additionally monitors which measure non-invasive cardiac output and hemodynamic status, and fetalgard monitors.

   g) Blood Pressure Measurement Technology - includes sales to Original Equipment Manufacturers ("OEM") of the Company's proprietary non-invasive blood pressure modules (MAXNIBP(R)), blood pressure cuffs and accessories for the OEM market and related license fees.

   h) Supplies and Service - includes sales of blood pressure cuffs and rapid infusor cuffs, neonatal intensive care supplies including electrodes and skin temperature probes, and service repair revenues.

Results of Operations
---------------------

      For the three months ended September 30, 2007, the Company reported net income of $539,000 or $0.05 per diluted common share compared to net income of $720,000 or $0.06 per diluted common share reported for the three months ended September 30, 2006. Net income for the three months ended September 30, 2007 includes favorable federal and state tax adjustments of $144,000, or $0.01 per diluted common share, primarily related to the exchange of state tax carryforwards for reduced cash payments to the Company. Increases in sales and marketing spending to support the Company's recent launch of the Fore-Sight cerebral oximeter and its exclusive worldwide agreement with the Analogic Corporation to market a co-branded family of vital signs monitors, and increases in manufacturing costs including start-up costs related to the Fore-sight cerebral oximeter product line, combined to impact the Company's operating results for the three months ended September 30, 2007. Pre-tax income for the three-month periods ended September 30, 2007 and 2006 was also affected by approximately $86,000 and $98,000, respectively, of stock compensation expense. Pre-tax income for the three months ended September 30, 2006 was favorably affected by a reduction in accrued retirement benefit costs of $87,000 related to changes to the Company's post-retirement health benefit plan during 2005.

      For the nine months ended September 30, 2007, the Company reported net income of $318,000 or $0.03 per diluted common share compared to net income of $1,211,000 or $0.10 per diluted common share for the nine months ended September 30, 2006. Net income for the nine months ended September 30, 2007 includes favorable federal and state tax adjustments of $144,000, or $0.01 per diluted common share referred to above. Pre-tax income for the nine-month periods ended September 30, 2007 and 2006 was also affected by approximately $218,000 and $299,000, respectively, of stock compensation expense. Increases in Fore-sight related sales, marketing and manufacturing start-up costs for the first nine months of 2007, together with shortfalls in year-to-date Original Equipment Manufacturer ("OEM") sales to a major customer, Medtronic, combined to impact results for the nine months ended September 30, 2007. The Company has also incurred approximately $109,000 of consulting expenses during the nine months ended September 30, 2007 for its Sarbanes Oxley 404 internal controls compliance project. Pre-tax income for the nine months ended September 30, 2006 was favorably affected by a reduction in accrued retirement benefit costs of $262,000 related to changes to the Company's post-retirement health benefit plan during 2005.

      The Company generated revenues of $10,663,000 for the three months ended September 30, 2007, an increase of $1,237,000 or 13.1%, compared to revenues of $9,426,000 for the three months ended September 30, 2006. The following table provides information with respect to revenues by major category:

                                      Three Months Ended   Three Months Ended        Increase/
      ($000's)                        September 30, 2007   September 30, 2006       (Decrease)
                                          ----------           ----------           ----------
Low Acuity Products                       $    6,058           $    4,783           $    1,275
High Acuity Products                              80                   --                   80
Blood Pressure Measurement Technology          1,231                1,384                 (153)
Supplies/Service                               3,294                3,258                   36
                                          ----------           ----------           ----------
                                          $   10,663           $    9,426           $    1,238
                                          ==========           ==========           ==========


Domestic Sales                                 8,903                7,798                1,105
International Sales                            1,760                1,627                  133
                                          ----------           ----------           ----------
                                          $   10,663           $    9,426           $    1,238
                                          ==========           ==========           ==========

      Low acuity product revenues for the three months ended September 30, 2007 were led by an increase in vital signs monitoring and accessories sales of $1,275,000 or 27% primarily driven by sales to the Department of Veterans Affairs ("VA") and sales of the Company's co-branded vital signs monitors developed and manufactured by Analogic Corporation. Blood Pressure Measurement Technology (OEM) sales decreased approximately $154,000 or approximately 11% due to reductions in sales to a key customer, Medtronic. During January 2007, Medtronic announced a voluntary suspension of U.S. product shipments from its Physio-Control division. Medtronic represented approximately 11% of the Company's revenues for the full year 2006. Although sales to Medtronic for the three months ended September 30, 2007 were approximately 20% below sales for the same three month period of the prior year, the Company's management remains optimistic that Medtronic sales may return to prior year levels during the fourth quarter of 2007. High acuity product revenues of $80,000 represent sales of the Company's Fore-Sight cerebral oximetry monitors and sensors. The Company began marketing the Fore-Sight technology during the second quarter of 2007.

      Sales to the U.S. market accounted for $8,903,000 or 83% of the total revenues reported for the three months ended September 30, 2007, an increase of $1,105,000 or 14% over the $7,798 reported for the three months ended September 30, 2006.

         The Company generated revenues of $27,915,000 for the three months ended September 30, 2007, an increase of $2,904,000 or 11.6% over revenues of $25,011,000 for the three months ended September 30, 2006. The following table provides comparative results by major category:

                                      Nine Months Ended    Nine Months Ended         Increase/
      (000's)                         September 30, 2007   September 30, 2006       (Decrease)
                                          ----------           ----------           ----------

Low Acuity Products                       $   13,730           $   10,550           $    3,180
High Acuity Products                             108                   --                  108
Blood Pressure Measurement Technology          3,942                5,185               (1,243)
Supplies/Service                              10,135                9,276                  859
                                          ----------           ----------           ----------
                                          $   27,915           $   25,011           $    2,904
                                          ==========           ==========           ==========

Domestic Sales                                21,795               19,484                2,311
International Sales                            6,120                5,527                  593
                                          ----------           ----------           ----------
                                          $   27,915           $   25,011           $    2,904
                                          ==========           ==========           ==========


      Revenues for the nine months ended September 30, 2007 were led by sales of low acuity products which increased $3,180,000 or 30% to $13,730,000 compared to $10,550,000 for the nine months ended September 30, 2006. Sales of vital signs monitors to the VA and sales of Analogic products accounted for the increase in low acuity product sales. Reductions in blood pressure measurement technology
(OEM) sales of $1,243,000 resulted from decreases in sales to Medtronic of approximately $1,601,000 or 51% over sales recorded for the prior year and were partially offset by increased sales to other OEM partners. Supplies and service revenues increased approximately 9% led by increases in sales of blood pressure cuffs. High acuity product revenues of $108,000 during the nine months ended September 30, 2007, represent sales of the Company's Fore-Sight technology.

      Sales to the U.S. market accounted for $21,795,000 or 78% of the total revenues reported for the nine months ended September 30, 2007, an increase of $2,311,000 or 11% over the $19,484,000 reported for the nine months ended September 30, 2006.

      Costs of sales was $6,635,000 or 62.2% of revenues for the three month period ended September 30, 2007 compared to $5,340,000 or 56.7% for the same period of 2006. The increase in cost of sales as a percentage of revenues was related to a number of factors including lost gross margins on the shortfall in OEM business which carries higher gross margin than other products sold by the Company, Fore-Sight cerebral oximetry manufacturing start-up costs, increased blood pressure cuff and accessories sales as a percentage of total revenues which normally carry lower gross margin rates, increased indirect manufacturing overhead costs to support the Company's expanded operations and reductions in accrued post-retirement benefit costs during 2006 for changes made to terminate the Company's plan during 2005.

      Costs of sales for the nine months ended September 30, 2007 was $17,830,000 or 63.9% of revenues compared to $14,509,000 or 58.0% of revenues for the nine months ended September 30, 2006. The increase in cost of sales as a percentage of revenues was related to the factors referred to above including - OEM lost gross margins, NIRS start-up costs and increased indirect manufacturing overhead expenses and reductions in accrued post-retirement benefit costs during 2006.

      R&D expenses decreased $213,000 or 32.7% to $440,000 or 4.1% of revenues for the three months ended September 30, 2007 compared to $653,000 or 6.9% of revenues for the three months ended September 30, 2006 after reimbursements from the National Institutes of Health ("NIH") pertaining to the Company's Near-Infrared

Spectroscopy ("NIRS") technology. Approximately $181,000 in reimbursement was received for the three months ended September 30, 2007 under active grants. Reductions in recruitment fees and stock compensation amortization also contributed to the decrease in R&D spending after NIH reimbursements. R&D expenses for the first nine months of 2007 decreased $161,000 or 8.5% to $1,725,000 or 6.2% of revenues compared to $1,886,000 or 7.5% of revenues for the first nine months of the prior year. Reimbursements from the NIH aggregated $360,000 compared to $21,000 for the prior nine months year-to-date and were partially offset by increases in salaries and related benefits and engineering project costs related to the NIRS effort. R&D expenses before NIH reimbursements for the first nine months of 2007 increased $187,000 or 9.3% to $2,085,000 or 7.5% of revenues compared to $1,907,000 or 7.6% of revenues for the same period of the prior year.

      Selling, general and administrative expenses ("S,G&A") increased $676,000 or 29.9% to $2,938,000, representing 27.6% of revenues for the three months ended September 30, 2007 compared to $2,262,000 or 24.0% of revenues for the three months ended September 30, 2006. Sales and marketing expenses associated with the NIRS effort totaled $388,000 and accounted for $218,000 of the increase in S,G&A expenses. Such expenses included clinical specialist salaries and related benefits and travel and entertainment expenses and increased tradeshows, advertising and product sample expenses. Marketing expenses not associated with the NIRS effort increased $141,000 as a result of increased salaries and related expenses, product literature costs and facilities expense. The Company also incurred certain expenses including sales training resulting from its agreement with Analogic Corporation under which it became the exclusive distributor of a family of co-branded vital signs monitors developed, manufactured, and previously marketed by Analogic. Domestic selling expenses accounted for approximately $183,000 of the increase in S,G&A as a result of increased sales management salaries expense, commissions and fringe benefits and travel and entertainment expenses. During 2007, the Company enlarged its domestic sales management team to support its expanded product offerings including the co-branded Analogic family of vital signs products, the Fore-sight cerebral oximetry technology, and the Company's existing products. S,G&A expenses for the three months ended September 30, 2007 also included $59,000 of consulting fees pertaining to Sarbanes Oxley Section 404 compliance efforts which were initiated during the second quarter of 2007 and are expected to continue throughout the balance of 2007.

      S,G&A expenses for the nine months ended September 30, 2007 increased $1,464,000 or 22.7% to $7,921,000 or 28.4% of revenues compared to $6,457,000 or
25.8% of revenues for the nine months ended September 30, 2006. NIRS related sales and marketing expenses reached $1,188,000 and accounted for $903,000 or 61.7% of the increase in S,G&A. Other marketing expenses increased $154,000 as a result of advertising, product literature, samples expenses and facilities costs. Domestic selling expenses accounted for approximately $262,000 of the increase in S,G&A as a result of increased sales management, sales administration and technical support personnel including salaries, commissions and fringe benefits, travel and entertainment expenses. International sales expenses accounted for $248,000 of the increase resulting from additional sales consultant costs and increased travel and entertainment expenses. G&A expenses declined $156,000 due to reductions in accrued bonuses, stock compensation expense and Statcorp administrative costs partially offset by increased insurance costs and $109,000 of Sarbanes-Oxley consulting fees. Prior year S,G&A expenses were also favorably affected by $63,000 in reductions in accrued retirement benefit costs related to changes to the Company's post-retirement health benefit plan during 2005.

      Interest expense increased to $71,000 and $189,000, respectively for the three and nine months ended September 30, 2007 compared to $60,000 and $187,000, respectively for the three and nine months ending September 30, 2006. The increase in interest expense resulted primarily from advances under the Company's line-of-credit partially offset by long-term debt repayments.

      The income tax benefit of $69,000 for the nine-months ended September 30, 2007 reflects an exchange of $155,000 of state tax carryforwards for reduced cash credits payable to the Company. The combined estimated federal and state effective tax rate for this period is 31% and is lower than the statutory rate as a result of anticipated state and federal R&D tax credits partially offset by non-deductible stock compensation expense. The provisions for income taxes for the nine months ended September 30, 2006 resulted in an effective tax rate of 39% due to non-deductible stock compensation expense partially offset by state and federal R&D tax credits.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

      At September 30, 2007, the Company's cash and cash equivalents totaled $699,000 compared to $1,335,000 at December 31, 2006. Working capital increased by $1,141,000 to $10,384,000 at September 30, 2007, from $9,096,000 on December
31, 2006. The Company's current ratio decreased to 2.21 to 1 from 2.81 to 1.

      Cash used by operations for the nine months ended September 30, 2007 was $2,635,000 compared to cash provided of $48,000 for the first nine months of the prior year. Increases in inventories of $4,107,000 were largely responsible for the cash used by operations for the first nine months of 2007 and were primarily driven by purchases required to support the Fore-sight cerebral oximeter product launched in May 2007, inventory requirements to support the Analogic products including sales demonstration goods, and general increases to support customer orders for vital signs monitors and accessories expected to be shipped during the beginning of the fourth quarter of 2007. Accounts receivable increases of $1,508,000 reflect the growth and timing of sales for the third quarter of 2007 compared to sales for the fourth quarter of 2006. Increases in inventory and accounts receivable were partially offset by increases of $2,374,000 in accounts payable and accrued expenses.

      Cash provided by investing activities was $1,501,000 for the nine months ended September 30, 2007 compared to cash used of $1,080,000 for the first nine months of the prior year. Proceeds of $2,802,000 were realized from the sale leaseback of the Company's headquarters. Expenditures for property and equipment of $1,013,000 during the nine months ended September 30, 2007 were driven by Fore-Sight cerebral oximeter demonstration and clinical research units, information technology and manufacturing equipment. Prior year expenditures reflected $638,000 of spending for leasehold improvements, manufacturing equipment and engineering equipment. Spending for intangible assets of $288,000 for the first nine months of 2007 primarily included deposits to secure new leased office space, contract advances and deferred legal and patent costs.

      Cash provided by financing activities for the nine months ended September 30, 2007 was $498,000 compared to cash used of $165,000 for the first nine months of the prior year. Advances from the Company's line-of-credit of $1,200,000 were primarily responsible for the increase in cash provided by financing activities. The Company also realized proceeds of $226,000 from the issuance of common stock related to the exercise of stock options and warrants, federal and state income tax benefits of $380,000 from the exercise of the warrants, and $329,000 from insurance notes. During the first nine months of 2007, the Company repaid $448,000 of long-term debt and $260,000 of insurance notes and retired its mortgage debt of $929,000 upon the sale of its headquarters.

      For the remainder of 2007, the Company expects to sustain its spending associated with the NIRS cerebral oximetry technology and the related Fore-Sight oximeter market penetration. Such spending includes additional R&D, on-going clinical studies, sales and marketing expenses, and capital expenditures. The Company believes that its sources of funds consisting of cash and cash equivalents and funds available from the revolving credit facility will be sufficient to meet its current and expected short-term requirements. The Company may also pursue other financing alternatives to meet its capital needs and believes that, if needed, it would be able to find additional sources of funds on commercially acceptable terms which may be required to support the Company's long-term initiatives.


Critical Accounting Policies and Estimates
------------------------------------------

      The Company's discussion and analysis of financial condition and results of operations are based on the condensed financial statements. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them. The Company's critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation, post-retirement health benefit, and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional information about the Company's critical accounting policies and estimates, see Note 3 to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2006. There were no significant changes in critical accounting policies and estimates during the three months ended September 30, 2007.

      New accounting pronouncements and the Company's assessment of their impact on the financial statements are disclosed in Note 8 to the notes to condensed consolidated financial statements contained herein.


ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------   ----------------------------------------------------------

      In the normal course of business, the Company is exposed to fluctuations in interest rates and fluctuations in foreign currency exchange rates. We do not use derivative instruments or hedging to manage our exposures and do not currently hold any market risk sensitive instruments for trading purposes.


ITEM 4T  CONTROLS AND PROCEDURES
-------  -----------------------

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

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2007. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

      There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

      Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2 and 32.1 to this report.

                          PART II - OTHER INFORMATIION
                          ----------------------------


ITEM 1   LEGAL PROCEEDINGS
------   -----------------

      The manufacture and sale of our products exposes us to product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, our products or use of our products with components or systems not manufactured or sold by us. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages. We are currently a defendant in two pending product liability actions, one of which is scheduled for trial in February 2008. Although we believe that our product liability insurance is sufficient to cover any damages and costs that are likely with respect to these matters, there can be no assurance that this will be the case with respect to the pending matters or any future matters. Furthermore, we may not be able to obtain insurance in the future at satisfactory rates or in adequate amounts. In addition, publicity pertaining to the misuse or malfunction of, or design flaws in, our products could impair our ability to successfully market and sell our products and could lead to product recalls.

      In addition, we may become, in the normal course of our business operations, a party to other legal proceedings in addition to those described in the paragraph above. None of these other proceedings would be expected to have a material adverse impact on our results of operations, financial condition, or cash flows.



ITEM 6   EXHIBITS
------   --------

31.1 Certification pursuant to Rule 13a-14(a) of Andrew E. Kersey, President and Chief Executive Officer

31.2 Certification pursuant to Rule 13a-14(a) of Jeffery A. Baird, Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. 1350 of Periodic Financial Report of Andrew E. Kersey, President and Chief Executive Officer and Jeffery
         A. Baird, Chief Financial Officer

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAS MEDICAL SYSTEMS, INC.
-------------------------
(Registrant)



/s/ Andrew E. Kersey                                  Date:    November 13, 2007
-----------------------------------------
By: Andrew E. Kersey
    President and Chief Executive Officer




/s/ Jeffery A. Baird                                  Date:    November 13, 2007
-----------------------------------------
By: Jeffery A. Baird
    Chief Financial Officer