Form 10-K
period 2007-12-31
CAS MEDICAL SYSTEMS INC
filed 2008-03-19
CIK 764579

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

    Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
             Act of 1934 For the Fiscal Year ended December 31, 2007

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

                                 (203) 488-6056
                                 --------------
              (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
Common Stock, $.004 par value                   The NASDAQ Global Market

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                    Accelerated filer [ ]
Non-Accelerated filer [ ]                      Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2007, which is the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $67,460,000 based on the closing price as reported on the NASDAQ Global Market. This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of March 1, 2008, there were 10,916,399 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 18, 2008 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Form 10-K.


INDEX                                                                        Page
-----                                                                        ----
PART I

Item 1      Business                                                            4
Item 1A     Risk Factors                                                       11
Item 1B     Unresolved Staff Comments                                          14
Item 2      Properties                                                         14
Item 3      Legal Proceedings                                                  14
Item 4      Submission of Matters to a Vote of Security Holders                15


PART II

Item 5      Market for Registrant's Common Equity, Related
              Stockholder Matters and Issuer Purchases of
              Equity Securities                                                15
Item 6      Selected Financial Data                                            16
Item 7      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              16
Item 7A     Quantitative and Qualitative Disclosures About Market Risk         22
Item 8      Financial Statements and Supplementary Data                        22
            Report of Independent Registered Public Accounting Firm            F-1
            Consolidated Balance Sheets as of December 31, 2007 and 2006       F-2
            Consolidated Statements of Operations for the Years Ended
              December 31, 2007, 2006 and 2005                                 F-3
            Consolidated Statements of Changes in Shareholders' Equity
              for the Years Ended December 31, 2007, 2006 and 2005             F-4
            Consolidated Statements of Cash Flows for the Years Ended
              December 31, 2007, 2006 and 2005                                 F-5
            Notes to Consolidated Financial Statements                         F-6 to F-19
Item 9      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                              23
Item 9A(T)  Controls and Procedures                                            23
Item 9B     Other Information                                                  24


PART III

Item 10     Directors, Executive Officers and Corporate Governance             24
Item 11     Executive Compensation                                             24
Item 12     Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                       24
Item 13     Certain Relationships and Related Transactions, and
              Director Independence                                            24
Item 14     Principal Accountant Fees and Services                             25


PART IV

Item 15     Exhibits and Financial Statement Schedules                         25

Signatures                                                                     28

                                                                          Page 4
                                     PART I
                                     ------

This report may contain information that includes or is based on forward-looking statements within the meaning of the federal securities laws that are subject to risks and uncertainties. These statements may be identified by the use of words such as "anticipates," "expects," "estimates," "projects," "intends" and "believes" and variations thereof and other terms of similar meaning. Factors that could cause the Company's actual results and financial condition to differ from the Company's expectations include, but are not limited to: price and product competition; rapid technological changes; dependence on new product development; failure to introduce new products effectively or on a timely basis; the mix of products sold; supply and prices of raw materials and products; customer demand for the Company's products; regulatory actions; changes in reimbursement levels from third-party payors; product liability claims; changes in economic conditions that adversely affect the level of demand for the Company's products; changes in foreign exchange markets; changes in financial markets; changes in the competitive environment; and other risks described in
Item 1A of this filing. While the Company believes that the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

Item 1. Business
----------------

The Company
-----------

CAS Medical Systems, Inc. is a Delaware corporation organized in 1984. Our corporate offices are located at 44 East Industrial Road, Branford, CT 06405, and our telephone number is (203) 488-6056. Our website address is www.casmed.com. The information on, or that can be accessed through, our website is not a part of this report. Unless the context indicates otherwise, as used in this report, the terms "CAS," "CASMED," the "Company," "we," "us" and "our" refer to CAS Medical Systems, Inc.

The Company designs, manufactures and markets innovative medical technologies and products that are vital to patient care. The Company's products include cerebral oximeters and sensors, blood pressure measurement technology, blood pressure cuffs, vital signs measurement equipment, cardio-respiratory monitoring equipment and supplies for neonatal intensive care. The products are designed to improve the quality of patient care and provide exceptional value and performance.

On May 15, 2005, CASMED completed the purchase of all of the outstanding capital stock of Statcorp, Inc. from its stockholders for cash. The cost of the acquisition was $5.1 million including a post-closing working capital adjustment, a purchase price adjustment based upon Statcorp's sales level for the 12 months following the acquisition and direct acquisition costs. Statcorp, based in Jacksonville, Florida, develops, assembles and sells blood pressure cuffs, and rapid infusor cuffs for use in the medical industry worldwide.

The Company currently designs, manufactures, markets, and services all finished products out of its Branford, Connecticut and Jacksonville, Florida facilities. The Company has several products in various stages of development that it believes will add to and complement its current product lines.

Description of Products and Services
------------------------------------

Effective during 2007, the Company has categorized its sales of products and services, which represent one reportable business segment, as follows:

     o High acuity products - includes sales of the FORE-SIGHT(R) cerebral oximeter monitor and accessories.

     o Low acuity products - includes sales of cardio-respiratory monitors and accessories used to monitor apnea in home-based and hospital settings; the Company's dual platform of vital signs monitors and accessories incorporating various combinations of measurement parameters for both human and veterinary use including pulse oximetry, electro-cardiography, temperature, non-invasive blood pressure, and capnography; co-branded products developed and manufactured by Analogic Corporation including vital signs monitors utilizing parameters as described above and additionally monitors which measure non-invasive cardiac output and hemodynamic status, and maternal/fetal monitors.

     o Blood Pressure Measurement Technology - includes sales to Original Equipment Manufacturers ("OEM") of the Company's proprietary non-invasive blood pressure technology (MAXNIBP(R)), blood pressure cuffs and accessories for the OEM market, and related license fees.

     o Supplies and Service - includes sales of blood pressure cuffs and rapid infusor cuffs, neonatal intensive care supplies including electrodes and skin temperature probes, and service repair revenues.


HIGH ACUITY PRODUCTS

Cerebral Oximetry Monitoring Equipment
--------------------------------------

The Company began marketing its FORE-SIGHT Absolute Cerebral Oximeter in mid-2007 targeted at the adult cardiovascular surgery market where nearly 700,000 procedures are performed annually in the U.S. This is a key market entry point for the product due to the recognized need for cerebral protection during these procedures and the large volume of clinical data available to support the need for a device that can directly monitor oxygen saturation levels in the brain as these procedures are being performed. Independent published clinical studies have shown that approximately one in sixteen patients, or 6%, undergoing cardiopulmonary bypass surgery, may experience severe adverse cerebral outcomes and that approximately 17% - 23% of patients undergoing cardiopulmonary bypass surgery suffer from cerebral venous oxygen desaturation, resulting in compromised cognitive outcomes.

The FORE-SIGHT Cerebral Oximeter non-invasively and continuously measures absolute brain tissue oxygen saturation, enabling clinicians to identify and react to instances of lowered brain oxygen saturation before the situation becomes critical. With sensors placed on the patient's forehead, FORE-SIGHT utilizes the Company's LASER-SIGHT(R) Optical Technology to project near infrared light into the brain to provide an absolute measurement indicating cerebral tissue oxygen saturation.

Unlike readings obtained from a trend-only monitor, absolute cerebral tissue oxygen saturation readings have stand-alone clinical significance because individual measurements have a direct correlation to invasive measurements with which clinicians are familiar. Several studies has been published to date showing that the use of cerebral oximetry during cardiac surgery can significantly reduce adverse clinical outcomes due to neurological complications including permanent stroke. Other published studies have shown decreased length of stay and decreased post operative ventilator time when cerebral oximetry is used. This can lead to significant cost savings to hospitals.

The Company has 3 dedicated U.S. sales managers for the FORE-SIGHT product line managing approximately 16 manufacturer representative groups. Additionally, the Company has 6 clinical specialists throughout the U.S. dedicated to support of clinical evaluations and installations of the product. In December 2007, the Company expanded sales and marketing efforts for the product with the hiring of an international sales manager focused on setting up European distribution for the FORE-SIGHT.

During February 2008, the Company received 510(k) clearance for expanded indications for use of its infant sensor to include the neonatal patient population above 2,500 grams of weight. Measuring cerebral oxygen saturation is vital for a variety of neonatal patients, including those born with congenital heart defects that affect the ability of the heart to supply oxygenated blood to the brain. Approximately 550 hospitals in the U.S. contain Neonatal Intensive Care Units ("NICU") with 13,000 high acuity Level 3 beds. Approximately four million births occur in the U.S. each year of which approximately 4% are babies with a birth defect and about 12% are born preterm (defined as less than 37 weeks from gestation).

The Company intends to market the FORE-SIGHT neonatal and infant sensors primarily into the hospital market during the second half of 2008 for use in the Neonatal/Infant Cardiovascular operating room, the Cardiac Intensive Care Unit and the NICU. The Company is currently conducting preference testing at five key neonatal/infant locations throughout the U.S. The Company plans to establish a direct sales force dedicated to sales into these markets.

                                                                          Page 6
LOW ACUITY PRODUCTS

Vital Signs Monitoring Equipment
--------------------------------
The Company manufactures two platforms of vital signs monitors incorporating various combinations of industry-leading measurement parameters. The product lines include options for measurement of non-invasive blood pressure using the Company's proprietary MAXNIBP technology, pulse oximetry, electro-cardiography, temperature, and capnography. CASMED monitors are ideal for a range of clinical settings (both human and veterinary) including emergency medical service, medical/surgical units, out-patient care, and procedural sedation. During 2003, the Company was awarded a multi-year, sole-source purchasing agreement by the U.S. Department of Veterans Affairs ("VA") with respect to its vital signs monitors. This agreement is scheduled to expire during 2008. Although the Company is currently seeking an extension of the agreement, management does not believe that its business with the VA will be materially affected should it not be successful in receiving such extension.

During May 2007, the Company entered into an agreement with Analogic Corporation under which the Company is the exclusive world-wide distributor of the LIFEGARD(R) family of co-branded vital signs monitoring products formerly marketed by Analogic. The initial term of the Agreement is five years, subject to meeting certain minimum revenue targets, and incorporates additional one-year extensions, again subject to meeting certain revenue targets. The LIFEGARD family includes the highly portable, versatile LIFEGARD I vital signs monitor targeting low-acuity areas; the LIFEGARD II that measures ECG, HR, SpO2, NIBP, Temperature, Respiration, end-tidal CO2, and optional non-invasive cardiac output via Impedance Cardiography (ICG); the LIFEGARD ICG, a compact, stand-alone, non-invasive cardiac output and hemodynamic status monitor; and the LIFEGARD Vue Central Nurses' Station. The LIFEGARD family also includes the FETALGARD Lite(R) Fetal Monitor, and the FETALGARD Lite - NIBP which measures maternal non-invasive blood pressure for monitoring Pregnancy-Induced Hypertension (PIH).

Cardio-Respiratory Monitoring Equipment
---------------------------------------
The CASMED line of cardio-respiratory monitors is used to monitor apnea in home-based and hospital settings. The Company's product line includes two of the industry's best selling infant apnea monitoring products and has the broadest range of capabilities available to the market. The AMI(R) and 511 monitors allow cardio-respiratory and pulse oximetry monitoring and recording for a range of patients. Proprietary CAS EXPRESS(TM) software saves patient data from the monitors and generates reports for review by the clinician.

BLOOD PRESSURE MEASUREMENT TECHNOLOGY

The Company has developed a proprietary non-invasive blood pressure measurement technology, MAXNIBP. The Company believes this technology is more accurate, reliable, and able to produce a measurement result faster than its competitors. These advantages strengthen the Company's competitive position, especially in clinical situations where measurements can be difficult. The Company has entered into OEM agreements to supply its MAXNIBP technology to various companies throughout the world. This technology is used in larger monitoring systems where non-invasive blood pressure is but one measurement parameter. The Company's OEM agreements are typically multi-year arrangements.

The Company's complete line of disposable and reusable blood pressure cuffs are available to OEM partners, either under the Company's brand names, or private-labeled.

SUPPLIES AND SERVICE

The Company offers a complete line of disposable and reusable blood pressure cuffs that can be used on any manufacturer's monitoring equipment. The product line includes cuffs and pressure infusors manufactured by Statcorp, Inc. which was purchased by CASMED in 2005. The blood pressure cuffs, including UltraCheck(R) and Tuff-Cuff(R) Reusable Cuffs, and SoftCheck(R) and Safe-Cuff(R) Disposable Cuffs, can be used on patients from neonate through adult, as well as on veterinary patients, and complement the Company's MAXNIBP blood pressure measurement technology. The Company's Unifusor(R) line of infusor cuffs are used to rapidly infuse intra-venous fluids into a patient. The Company has various private-label versions of both the blood pressure and infusor cuffs available for OEM partners.

The Company's specialty neonatal supplies are a foundation of its business. CASMED has a long record of producing high quality products designed specifically to meet the unique needs of neonatal intensive care. The varied product line includes Klear-Trace(R) ECG Electrodes, NeoGuard(R) skin temperature probes and adhesive reflectors, and SoftCheck(R) neonatal blood pressure cuffs.

Sales and Marketing
-------------------

The Company markets its products globally, through hospital, alternate site, homecare, veterinary and emergency medical distribution channels.

Sales of the Company's low-acuity products, blood pressure measurement technologies and supplies and service in the U.S. are conducted by specialty distributors working under both exclusive and non-exclusive arrangements, in conjunction with eleven full-time field sales personnel. International sales are conducted through exclusive distributors in the European, African, Middle Eastern, Pacific Rim and Latin American regions and Canada, working together with regional sales consultants and one employee located outside of the United States.

Sales of the Company's high-acuity products within the U.S. are conducted by three Company sales managers and six clinical specialists supporting a network of manufacturers' representatives under contract with the Company. International sales of the Company's high-acuity products are conducted by a European based sales consultant responsible for developing a distribution network for these products outside of the U.S. principally through the use of distributor partners and clinical support specialists.

The Company also sells its non-invasive blood pressure technology, in the form of sub-assemblies to be joined to multi-parameter monitors, to various firms operating on both a domestic and international basis. The Company is in the process of pursuing other OEM agreements.

                                     Financial Information Relating to Sales
                                              Year Ended December 31

                                      2007             2006             2005
                                      ----             ----             ----

Domestic Sales                    $29,601,305      $27,518,584      $21,891,805
International Sales                 8,631,100        7,683,427        4,992,616
                                  -----------      -----------      -----------
                                  $38,232,405      $35,202,011      $26,884,421
                                  ===========      ===========      ===========

Competition
-----------

The Company competes in the medical equipment market where there are many suppliers with greater financial and personnel resources that sell a broad line of both commodity products and monitoring equipment and have a dedicated selling capability. The Company's products primarily serve various areas of the hospital market.

The Company's products maintain a high, professional standard of accuracy and quality in demanding environments such as those encountered in hospital and transport situations. We believe that our reputation for producing innovative, accurate, reliable, products that are user-friendly, manufactured in the USA, and contain best-in-class technology are key factors in our ability to successfully compete with larger organizations in the medical equipment market. With respect to all of its products, the Company competes on the basis of price, features, product quality and promptness of delivery and overall quality of customer service.

Research and Development
------------------------

During 2007, 2006 and 2005, the Company incurred expenses of approximately $2,733,000, $2,782,000, and $2,162,000 respectively, on activities related to the research and development of new products, and improvement of existing products. These amounts are before consideration of reimbursements received from the National Institutes of Health ("NIH") further explained under Grant Awards below. Net research and development ("R&D") expenses after reimbursements from the NIH approximated $2,254,000 for 2007, $2,762,000 for 2006 and $1,631,000 for
2005. Reimbursements were approximately $479,000 for 2007, $20,000 for 2006 and $531,000 for 2005. Funding provided to the Company is recorded as a reduction in R&D expenses.

The majority of the Company's 2007 development efforts were directed toward furthering the design and development of its patented LASER-SIGHT(R) Near-Infrared Spectroscopy ("NIRS") technology used in the FORE-SIGHT Cerebral Oximeter. Development efforts for 2007 included support of first launch product in May 2007, software enhancements to the FORE-SIGHT monitor during the year as well as the development of smaller FORE-SIGHT sensors specifically targeted for the infant/neonatal market. Research efforts for the year are centered on adult and neonatal clinical studies at various institutions throughout the U.S. to support the launch of FORE-SIGHT into the cardio-vascular OR as well as other new market opportunities.

Other development efforts included enhancements to the Company's Vital Signs Monitors as well as design improvements to certain of the Company's OEM non-invasive blood pressure modules.

As of December 31, 2007, the Company employed a staff of 19 engineers and scientists focused on internal R&D activities outlined above. For 2008, we expect a modest increase in staffing during the year and an increase in our research, development and engineering expenses primarily as a result of costs associated with development of additional FORE-SIGHT sensors, further enhancements to the Cerebral Oximeter and continued clinical research efforts to continue to expand the market opportunities for the Company's cerebral oximetry products.

Clinical Research
-----------------

The Company believes that the early establishment of FORE-SIGHT Absolute Cerebral Oximetry as a standard of care in all cardiac surgical procedures, followed by its use in other high risk surgical procedures and other intensive care applications, is essential to development of the market. We believe this development of the market is achieved by increased market education as well as investment in key clinical research studies.

Several clinical studies have already been published demonstrating the importance & effectiveness of monitoring changes in cerebral oximetry during cardiac surgery. These published studies include -

In September 2004 a retrospective, blinded intervention 2,279-patient published as Scott Goldman, M.D., et al., "OPTIMIZING INTRAOPERATIVE CEREBRAL OXYGEN DELIVERY USING NONINVASIVE CEREBRAL OXIMETRY DECREASES THE INCIDENCE OF STROKE FOR CARDIAC SURGICAL PATIENTS", in The Heart Surgery Forum #2004-1062 showed a significant reduction in permanent stroke when information from cerebral oximetry was used to help manage regional brain blood oxygen saturation in cardiac surgery patients. In January 2007, a 200-patient study, published as John M. Murkin, M.D., et al., "MONITORING BRAIN OXYGEN SATURATION DURING CORONARY BYPASS SURGERY: A RANDOMIZED, PROSPECTIVE STUDY", in Anesthesia and Analgesia showed a statistically significant reduction in incidences of major organ dysfunction when cerebral oximetry was used to provide information to help manage regional brain blood oxygen saturation in coronary artery bypass surgery patients

The Company is actively supporting several clinical studies throughout North America and Europe, specifically designed to show the benefits of absolute cerebral oximetry. These studies include -

In cardiac surgery - a 60 patient study of patients undergoing Coronary Artery Bypass Graft ("CABG") surgery has recently been completed, with results from this study expected to be presented later this year. Additionally, a 40 patient study is nearing completion examining the effectiveness of monitoring absolute cerebral oximetry in patients undergoing Deep Hypothermic Cardiac Arrest ("DHCA") aortic arch surgery. Early data from this study has lead to a review paper published in the March 2008 edition of Seminars in Cardiothoracic and Vascular Anesthesia. The publication, entitled "RECENT ADVANCES IN THE APPLICATION OF CEREBRAL OXIMETRY IN ADULT CARDIOVASCULAR SURGERY", authored by Gregory W. Fischer, M.D., Co-Director of Cardiac Anesthesia at Mount Sinai Medical Center in New York. Additional cardiac and thoracic surgery studies are underway including the use of monitoring cerebral oximetry during single lung ventilation, and in Europe, two key cardiac surgery sites have been established to support the launch of the FORE-SIGHT product internationally.

In other surgical procedures, the Company is sponsoring two studies to show the benefit of absolute cerebral oximetry monitoring during shoulder surgery in the sitting or "beach chair" position. In the summer of 2007 a Newsletter of the Anesthesia Patient Safety Foundation ("APSF") described two patients with no significant risk factors or evidence of cerebral vascular disease who both developed permanent neurological deficits likely from global cerebral hypo-perfusion while undergoing shoulder surgery in the beach chair position. The beach chair position can cause significant hemodynamic changes, the response to which are further blocked by this combination of inhalation/intravenous drugs. The current standard of care for these patients is to measure blood pressure using a cuff placed on the opposite arm or either leg that automatically identifies oscillometric blood pressure readings. The Company believes that monitoring cerebral oximetry using FORE-SIGHT can significantly benefit patients during these procedures.

The Company is also participating in a new NIH-funded major multi-center study researching cognitive decline and delirium in elderly patients undergoing major general surgery. The study involves seven key medical institutions throughout the U.S. and is expected to begin in the first half of 2008. Approximately five million elderly patients have surgery in the U.S. each year. These surgeries are generally considered high risk due to a variety of factors. The Company believes that monitoring cerebral oximetry using FORE-SIGHT can also significantly benefit this population of patients.

In neonatal and infant markets - customer preference testing is also underway at five key infant / neonatal clinical locations throughout the U.S. to support the launch of the infant / neonatal sensor later this year. There are approximately 550 Hospitals with 13,000 NICU beds and 21,000 neonatal intensive and intermediate level beds in the U.S. alone. Of the approximately 4 million babies born in the U.S. each year, nearly 4% are born with birth defects and about 12% are born preterm (less than 37 weeks gestation). The FORE-SIGHT Cerebral Oximeter can accurately detect low cerebral oxygen saturation events during critical periods, thereby allowing clinicians to intervene and reverse potentially life threatening events before they become critical. Measuring cerebral oxygen saturation is vital for a variety of neonatal patients, including those born with congenital heart defects that affect the ability of the heart to supply oxygenated blood to the brain. CASMED is the first and only company currently in the marketplace to have received FDA regulatory clearance with labeling for use of cerebral oximetry in neonatal and infant populations.

The Company continues to evaluate sponsoring other clinical studies that expand the use of FORE-SIGHT Absolute Cerebral Oximetry into other patient populations and applications.

Grant Awards
------------

On September 17, 2007, the Company was awarded a three year grant totaling $2.8 million by the National Institute of Neurological Disorders ("NINDS") and Stroke of the NIH under its Small Business Innovative Research Program. The grant was awarded primarily to support advanced clinical outcome studies that focus on the Company's proprietary LASER-SIGHT technology incorporated into the FORE-SIGHT Cerebral Oximeter. Further clinical studies funded by this grant will be used to expand the clinical applications for FORE-SIGHT outside of the initial target market of high risk cardio-vascular surgery. As of December 31, 2007, approximately $2.3 million remained under the 2007 grant award.

The Company has, in prior years, been awarded various grants by the NINDS under its Small Business Innovative Research Program. Grants under this program are being used to support the Company's LASER-SIGHT NIRS development. In accordance with the terms of these grants, the Company is reimbursed for certain qualifying expenditures. Such grant awards provide substantial support for the Company's clinical efforts currently being undertaken at multiple adult and neonatal sites.

Reimbursements from the NIH were approximately $479,000 for 2007, $20,000 for 2006 and $531,000 for 2005. Funding provided to the Company is recorded as a reduction in R&D expenses.

Trademarks, Patents and Copyrights
----------------------------------

Certificates of Registration have been issued to the Company by the United States Department of Commerce Patent and Trademark Office for the following marks: CAS(R), CASMED(R), For What's Vital(R), FORE-SIGHT(R), LASER- SIGHT(R), Safe-Cuff(R), For Every Life and Breath Situation(R), Pedisphyg(R), OscilloMate(R), NeoGuard(R), Tuff-Cuff(R), Limboard(R), Klear-Trace(R), Premie Nestie(R), MAXNIBP(R), UltraCheck(R), SoftCheck(R), Unifusor(R), SWANK(R), Woods Pump(R), the heart shaped mark for use as a thermal reflector and the Company's corporate logo. The Company continues to use the CAS Express(TM) common law trademark. The Company also holds trademarks for the Event-Link(R) monitoring system, the Edentec Assurance(R) monitor, Edentrend(R) software and the AMI(R) and AMI(R) Plus monitors.

The Company holds various patents for its blood pressure measurement technology which it believes provide it with a competitive market advantage. In addition, it has patents with respect to apnea monitoring technology. Although the Company holds such patents and has patents pending related to certain of its products, it does not believe that its business as a whole is significantly dependent upon patent protection with the exception of the NIRS cerebral oximetry technology.

The FORE-SIGHT NIRS cerebral oximetry technology has four U.S. patents issued (US 6,456,862 B2, US 7,047,054, US 7,072,701, and US 7,313,427) and one
international patent issued. In addition, the Company currently has several patents pending with U.S. and foreign patent offices. The Company believes the design concepts covered in its current patent applications and provisional patent applications are important to providing a cerebral oximeter capable of absolute brain tissue oxygen saturation measurements.

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

Employees
---------

As of December 31, 2007, the Company had 165 employees, of which 164 were full-time. The Company has no collective bargaining agreements and believes that relations with its employees are good.

Government Regulation
---------------------

Medical products of the type currently being marketed and under development by the Company are subject to regulation under the Food, Drug and Cosmetic Act (the "FD&C Act") and numerous acts and amendments such as the Quality System Regulations ("QSR"), often referred to as Good Manufacturing Practices ("GMP's").

In addition, depending upon product type, the Company must also comply with those regulations governing the Conduct of Human Investigations, Pre-Market Notification Regulations and other requirements, as promulgated by the Food and Drug Administration ("FDA"). The FDA is authorized to inspect a device, its labeling and advertising, and the facilities in which it is manufactured in order to ensure that the device is not manufactured or labeled in a manner which could cause it to be in violation of the FD&C Act.

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

The Company's products are primarily Class I and II devices and several of them have required FDA notification under Section 510(k) of the FD&C Act.

The FDA has the authority to, among other things, deny marketing approval until all regulatory protocols are deemed acceptable, halt the shipment of defective products, and seize defective products sold to customers. Adverse publicity from the FDA, if any, could have a negative impact upon sales. In the last factory inspection of the Company there were no material non-conformities.

                                                                         Page 11
International Regulatory Compliance
-----------------------------------

CASMED maintains certification to ISO 13485:2003 by the accredited body, BSI Inc., in each of its manufacturing facilities. These certifications allow CASMED to use the "CE" mark on its products. The CE mark is required for medical devices to gain access to the European Union common market. The FDA, recognizing the value of this universally accepted quality system, has patterned its Quality System Regulations after ISO 9001 and ISO 13485. CASMED maintains full compliance with the FDA Quality System Regulations.

Manufacturing and Quality Assurance
-----------------------------------

The Company assembles its products at its facilities in Branford, Connecticut and Jacksonville, Florida. The various components for the products, which include plastic sheeting, plastic moldings, wire, printed circuit boards, semi-conductor circuits, electronic and pneumatic components, power supplies, and many other parts and sub-assemblies are obtained from outside vendors. The Company has not experienced any sustained interruption in production or the supply of components and does not anticipate any difficulties in obtaining the components necessary to manufacture its products.

Quality control procedures are performed by the Company at its facilities and occasionally at its suppliers' facilities to standards set forth in the FDA's "Quality System Regulations." These procedures include the inspection of components and full testing of finished goods. The Company has a controlled environment where the final assembly of single-patient-use products is conducted.

Customers
---------

No customer accounted for 10% of the Company's revenue during 2007. One customer, Medtronic, Inc., accounted for 11% and 14% of revenues for 2006 and 2005, respectively. During January 2007, Medtronic announced a voluntary suspension of U.S. product shipments from its Physio-Control division. Despite strong sales to Medtronic during the latter six months of 2007, overall sales to Medtronic for 2007 decreased approximately $1,510,000 from 2006 and represented approximately 7% of overall revenues.

Backlog
-------

The Company's backlog includes orders pursuant to long-term OEM agreements as well as orders for products shippable on a current basis. Total backlog, therefore, is not a meaningful indicator of future sales.

Item 1A. Risk Factors
---------------------

Our business faces many risks. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. You should consider the following risks, as well as the other information included or incorporated by reference in this Form 10-K before deciding to invest in our common stock.

WE ARE A SMALL COMPANY IN A HIGHLY COMPETITIVE INDUSTRY

We are engaged in a rapidly evolving field. Competition from other medical device companies, diversified healthcare companies and research and academic institutions is intense and expected to increase. Many companies engaged in the medical device sector have substantially greater financial and other resources and development capabilities than we do, and have substantially greater experience in testing of products, obtaining regulatory approvals and manufacturing and marketing medical devices. Therefore, our competitors may succeed in obtaining approval for products more rapidly than we can. Other companies may succeed in developing and commercializing products earlier than we do. In addition to competing with universities and other research institutions in the development of products, technologies and processes, the Company may compete with other companies in acquiring rights to products or technologies from universities. Also, the medical device market is experiencing increasing customer concentration, due to the emergence of large purchasing groups. We cannot assure you that we will develop products that are more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us or that would render our products and technologies less competitive or obsolete. Moreover, there can be no assurance that we will be able to successfully sell to large purchasing groups, which are increasingly looking to suppliers that can provide a broader range of products than we currently offer.

WE ARE DEVOTING SUBSTANTIAL RESOURCES TO THE DEVELOPMENT AND MARKETING OF OUR CEREBRAL OXIMETRY PRODUCTS

We expect to devote a significant amount of resources to continue the development and marketing of our Fore-Sight Cerebral Oximetry products. We believe that substantial resources are required to further our opportunity in the markets for these products. Such investments include further research and development, including significant expenditures for clinical studies, manufacturing equipment, sales and marketing expenditures and general working capital requirements. There are no assurances that we will be successful in these endeavors.

THE SALE OF OUR PRODUCTS MAY RESULT IN SIGNIFICANT PRODUCT LIABILITY EXPOSURE

As a manufacturer of medical diagnostic equipment, we could face product liability claims. We maintain product liability insurance in an aggregate amount of $5 million. We cannot assure you that this insurance coverage will be adequate to cover any product liability claims that occur in the future or that product liability insurance will continue to be available at reasonable prices. Any product liability judgments or settlements in excess of insurance coverage could have a material adverse effect on our business and results of operations.

WE ARE SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION

Our business is subject to varying degrees of governmental regulation in the countries in which we operate. In the United States, our products are subject to regulation as medical devices by the United States Food and Drug Administration (the "FDA"), and by other federal and state agencies. These regulations pertain to the manufacturing, labeling, development and testing of our devices as well as to the maintenance of required records. An FDA regulation also requires prompt reporting by all medical device manufacturers of an event or malfunction involving a medical device where the device caused or contributed to death or serious injury or is likely to do so.

Federal law provides for several routes by which the FDA reviews medical devices before their entry into the marketplace. Medical products of the type currently being marketed and under development by us are subject to regulation under the Food, Drug and Cosmetic Act (the "FDC Act") and numerous acts and amendments such as the Quality System Regulations which replaced the regulations formerly called Good Manufacturing Practices. In addition, depending upon product type, we must also comply with those regulations governing the Conduct of Human Investigations, Pre-Market Approval Regulations and other requirements, as promulgated by the FDA. The FDA is authorized to inspect a device, its labeling and advertising, and the facilities in which it is manufactured in order to ensure that the device is not manufactured or labeled in a manner which could cause it to be injurious to health.

The FDA has adopted regulations which classify medical devices based upon the degree of regulation believed necessary to assure safety and efficacy. A device is classified as a Class I, II, or III device. Class I devices are subject only to general controls. Class II devices, in addition to general controls, are or will be subject to "performance standards." Most devices are also subject to the 510(k) pre-market notification provision. In addition, some Class III devices require FDA pre-market approval before they may be marketed commercially because their safety and effectiveness cannot be assured by the general controls and performance standards of Class I or II devices. Our products are primarily Class I and II devices and several of them have required FDA notification under
Section 510(k) of the FDC Act.

Satisfaction of clearance or approval requirements may take up to several years or more and may vary substantially based upon the type, complexity and novelty of the product. The effect of government regulation may be to delay marketing of new products for a considerable or indefinite period of time, to impose costly procedures upon our activities and to furnish a competitive advantage to larger companies that compete with us. We cannot assure you that FDA or other regulatory clearance or approval for any products we develop will be granted on a timely basis, if at all, or, once granted, that clearances or approvals will not be withdrawn or other regulatory action taken which might limit our ability to market our proposed products. Any delay in obtaining or failure to obtain these clearances or approvals would adversely affect the manufacturing and marketing of our products and the ability to generate additional product revenue.

WE RELY TO A SIGNIFICANT DEGREE ON OUR PROPRIETARY RIGHTS

We rely on a combination of patents, trade secrets, trademarks and non-disclosure agreements to protect our proprietary rights. We cannot assure you that our patent applications will result in the issuance of patents or that any patents owned by us now or in the future will afford protection against competitors that develop similar technology. We also cannot assure you that our non-disclosure agreements will provide meaningful protection for our trade secrets or other proprietary information. Moreover, in the absence of patent protection, our business may be adversely affected by competitors who independently develop substantially equivalent or superior technology.

It is possible that we may need to acquire licenses to, or to contest the validity of, issued or pending patents of third parties relating to our technology or to products presently marketed or under development by us. In addition, we cannot assure that any license required under any patent would be made available to us on acceptable terms, if at all, or that we would prevail in any patent litigation.

OUR PRODUCTS MAY BECOME RAPIDLY OBSOLETE

The areas in which we are developing, distributing, and/or licensing products involve rapidly developing technology. Others may develop products that might cause products being developed, distributed or licensed by us to become obsolete or uneconomical or result in products superior to our products.

Our international sales subject us to currency and related risks. Our international sales accounted for 23% of our total net sales for the 2007 fiscal year. We expect that international sales will continue to constitute a significant portion of our business. Although we sell our products in United States dollars and are not subject to significant currency risks, an increase in the value of the United States dollar relative to foreign currencies in our international markets could make our products less price competitive in these markets.

AN ACQUISITION OF CAS MEDICAL SYSTEMS MAY BE HINDERED

Our Board of Directors is authorized to issue from time to time, without stockholder authorization, shares of preferred stock, in one or more designated series or classes. We are also subject to a Delaware statute regulating business combinations. These provisions could discourage, hinder or preclude an unsolicited acquisition of CAS Medical Systems, Inc. and could make it less likely that stockholders receive a premium for their shares as a result of any takeover attempt.

SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK IN THE PUBLIC MARKET ORIGINALLY ISSUED THROUGH THE EXERCISE OF OPTIONS OR WARRANTS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND MAY ALSO ADVERSELY AFFECT OUR ABILITY TO RAISE ADDITIONAL CAPITAL

As of December 31, 2007, options and warrants for the purchase of 1,586,826 shares of our common stock are outstanding. Historically, our common stock has been thinly traded. This low trading volume may have had a significant effect on the market price of our common stock, which may not be indicative of the market price in a more liquid market.

WE DEPEND HIGHLY ON CERTAIN KEY MANAGEMENT PERSONNEL

We believe that our future success will depend to a significant extent on the efforts and abilities of our senior management, in particular, Andrew Kersey, our President and Chief Executive Officer and Jeffery Baird, our Chief Financial Officer. The loss of the services of Mr. Kersey or Mr. Baird could have a material adverse effect on our business and results of operations.

                                                                         Page 14
WE DO NOT EXPECT TO PAY CASH DIVIDENDS

We have not paid cash dividends on our common stock since inception, and at this time we do not anticipate that we will pay cash dividends in the foreseeable future.

Item 1B. Unresolved Staff Comments
----------------------------------

None.

Item 2. Properties
------------------

On September 6, 2007, the Company closed the sale and leaseback of its headquarters and manufacturing facility in Branford, Connecticut, (the "Property") which comprises approximately 24,000 square feet of office and manufacturing space. Net proceeds from the sale were $2,791,529 of which $928,872 was used to retire the related outstanding mortgage debt. The gain of $1,346,373 realized on the sale has been deferred and will be recognized in operations against rent expense over the initial term of the lease. The lease has an initial term of ten years expiring on September 6, 2017 and an option for two additional five-year periods. The lease provides for an annual base rent in years one through five of $244,800 and $268,800 in years six through ten. The Company will recognize rent expense on a straight-line basis over the ten years. Under the lease, the Company is responsible for the costs of utilities, insurance, taxes and maintenance expenses. Further, the Company is required to maintain at least $600,000 in cash and cash equivalents (increasing at 3% per annum) and net current assets of not less than $3,600,000.

In addition, the Company has a right of first offer to lease any additional space or building built by the lessor on the Property, subject to certain restrictions. The Company also has the right to require the lessor to build an addition or additional building ("Expansion Premises"), subject to certain restrictions. Upon the delivery of any Expansion Premises, the term of the Lease would extend for a ten year term. The base rent for the Expansion Premises shall be the greater of the then prevailing market rent or an amount equal to a return on actual costs of construction of the greater of 250 basis points over the rate on ten year U.S. Treasury Notes, or 8%. Upon delivery of the Expansion Premises, the lessor would assume obligations under the Company's leases of its two adjacent properties, in exchange for a payment equal to three months rent and certain unamortized costs incurred in these facilities.

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

On January 31, 2007, the Company entered into a lease agreement for approximately 13,000 square feet of office and warehouse space at a facility adjacent to its corporate facilities in Connecticut. The lease is effective July 1, 2007 and expires June 30, 2012. Minimum annual rental expense is approximately $114,000 excluding apportioned real estate taxes and certain common area maintenance charges.

The Company believes that its premises are adequate for its current purposes and are adequately insured.

Item 3. Legal Proceedings
-------------------------

The manufacture and sale of our products exposes us to product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, our products or use of our products with components or systems not manufactured or sold by us. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages. We are currently a defendant in a product liability action which is scheduled for trial during 2008. We believe that our product liability insurance is sufficient to cover any damages and costs that are likely with respect to this matter.
There can be no assurance however, that this will be the case with respect to any future matters. Furthermore, we may not be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.


                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

Effective December 2005, the common stock of the Company began trading on the NASDAQ Capital Market, under the symbol "CASM." Effective December 2006, the common stock of the Company began trading on the NASDAQ Global Market while continuing to utilize the CASM symbol.

The following table shows the high and low sales prices for the Company's common stock during each quarterly period for the last two years.

     Quarter Ended                            High         Low
     -------------                            ----         ---

     March 31, 2006                         $  15.01     $  7.30
     June 30, 2006                          $   9.17     $  5.37
     September 30, 2006                     $   7.67     $  5.21
     December 31, 2006                      $   9.89     $  6.36

     March 31, 2007                         $   8.40     $  6.26
     June 30, 2007                          $   8.51     $  6.27
     September 30, 2007                     $   7.50     $  4.25
     December 31, 2007                      $   6.47     $  4.76

The following table sets forth the approximate number of holders of record of common stock of the Company on December 31, 2007.

     Title of Class                        Number of Shareholders
     --------------                        ----------------------

     Common stock, $.004 par value                  1,728

To date, no cash dividends have been declared on the Company's common stock. The Company does not currently intend to pay a cash dividend in the near future.

The Company did not issue any shares of common stock during the fourth quarter of 2007 that were not registered under the Securities Act. In addition, the Company did not repurchase any of its common stock during the fourth quarter of 2007.

Item 6. Selected Financial Data
-------------------------------

For Year Ended December 31,                 2007(1)     2006(1)     2005(2)      2004       2003(3)
                                           --------------------------------------------------------
(amounts in thousands, except per
  share amounts)
Net Sales                                  $ 38,232    $ 35,202    $ 26,884    $ 20,059    $ 16,849
Cost of Sales                                24,585      20,803      15,092      11,056      10,308
                                             ------      ------      ------      ------      ------
Gross Profit                                 13,647      14,399      11,792       9,003       6,541
Operating Expenses:
   Research and Development                   2,254       2,762       1,631       1,033         929
   Selling, General and Administrative       10,815       8,659       7,438       6,263       5,620
                                             ------       -----       -----       -----       -----
   Total Operating Expenses                  13,069      11,421       9,069       7,296       6,549
                                             ------      ------       -----       -----       -----
Operating Income (Loss)                         579       2,978       2,723       1,707         (8)
Income Before Taxes                             304       2,730       2,556       1,635         360
Net Income                                      306       1,747       1,815       1,205         561
Net Income per Diluted Common Share        $   0.03    $   0.14    $   0.15    $   0.11    $   0.05
Diluted Shares Outstanding                   12,212      12,147      11,729      11,128      10,459

At Year End:
Working Capital                            $ 10,388    $  9,096    $  7,482    $  5,369    $  5,158
Long-term Debt, less Current Portion          2,323       3,807       4,416       1,035       1,535
Total Assets                                 23,888      21,443      17,918      10,993      10,098
Stockholder's Equity                       $ 13,751    $ 12,625    $  9,117    $  7,156    $  5,891

(1) Operating income reduced $303 and $390 for 2007 and 2006, respectively, from stock compensation expense. The Company adopted FAS 123R - Share-Based Payment, as of January 1, 2006.

(2) 2005 operating income includes $401 credit from curtailment gain of post-retirement benefit plan. 2005 reflects the acquisition of Statcorp, Inc. on May 15, 2005.

(3) 2003 net income includes $500 of non-taxable income from insurance proceeds.


Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Certain statements included in this report, including without limitation statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not limited to, the following: foreign currency fluctuations, regulations and other economic and political factors which affect the Company's ability to market its products internationally, new product introductions by the Company's competitors, increased price competition, dependence upon significant customers, availability and cost of components for the Company's products, the impact of any adverse litigation, marketplace acceptance for the Company's new products, FDA and other governmental regulatory and enforcement actions, changes to federal research and development grant programs presently utilized by the Company and other factors described in greater detail in Item 1A hereof.

Introduction

Effective for 2007, the Company has categorized its sales of products and services as follows:

     o High acuity products - includes sales of the Fore-Sight(R) cerebral monitor and accessories.

     o Low acuity products - includes sales of cardio-respiratory monitors and accessories used to monitor apnea in home-based and hospital settings; the Company's dual platform of vital signs monitors and accessories incorporating various combinations of measurement parameters for both human and veterinary use including pulse oximetry, electro-cardiography, temperature, non-invasive blood pressure, and capnography; co-branded products developed and manufactured by Analogic Corporation including vital signs monitors utilizing parameters as described above and additionally monitors which measure non-invasive cardiac output and hemodynamic status, and fetalgard monitors.

     o Blood Pressure Measurement Technology - includes sales to Original Equipment Manufacturers ("OEM") of the Company's proprietary non-invasive blood pressure modules (MAXNIBP(R)), blood pressure cuffs and accessories for the OEM market and related license fees.

     o Supplies and Service - includes sales of blood pressure cuffs and rapid infusor cuffs, neonatal intensive care supplies including electrodes and skin temperature probes, and service repair revenues.

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

Statcorp develops, assembles and sells blood pressure cuffs and rapid infusion cuffs for worldwide use in the medical industry. The acquisition enhances the Company's position in the non-invasive blood pressure monitoring market by enabling it to offer a complete, low cost, high performance accessories solution to its customers to complement its proprietary monitoring products and OEM technologies.

Results of Operations
---------------------

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net income for 2007 was $306,000 or $0.03 per common share on a diluted basis compared to $1,747,000 or $0.14 per diluted common share for 2006. Pre-tax income for 2007 and 2006 were affected by $303,000 and $390,000, respectively, of stock compensation expense of which $98,000 and $343,000, respectively, was non-deductible for income tax purposes.

Operating income for 2007 was $579,000 or $1.5% of revenues compared to $2,978,000 or 8.5% of revenues for 2006. Several key factors contributed to the decrease in operating income levels during 2007 including significant investments in the cerebral oximetry market particularly in the areas sales and marketing expenditures which increased approximately $1,300,000 over 2006 spending levels; product mix issues largely caused by reduced OEM sales which normally carry higher than average gross margin rates and international sales of Analogic products; increased manufacturing overhead costs including Fore-Sight cerebral oximetry start-up costs; and Sarbanes Oxley 404 internal control consulting fees of approximately $164,000. The Company generated revenues of $38,232,000 for 2007, an increase of $3,030,000 or 8.6% over revenues of $35,202,000 for 2006. The following table provides comparative results by product and geographic category:

                                              Year Ended          Year Ended          Increase
                                           December 31, 2007   December 31, 2006     (Decrease)
                                           -----------------   -----------------     ----------
     Low Acuity Products                        $ 18,640             $ 16,071          $ 2,569
     High Acuity Products                            315                  --               315
     Blood Pressure Measurement Technology         5,825                6,571             (746)
     Supplies/Service                             13,452               12,560              892
                                                --------             --------          -------
                                                $ 38,232             $ 35,202          $ 3,030
                                                ========             ========          =======

     Domestic Sales                               29,601               27,519            2,082
     International Sales                           8,631                7,683              948
                                                --------             --------          -------
                                                $ 38,232             $ 35,202          $ 3,030
                                                ========             ========          =======

Revenues for 2007 increased 8.6% or $3,030,000 to $38,232,000 from $35,202,000 for 2006. Low acuity product sales increased $2,569,000 or 16% over 2006 led by vital signs monitoring and accessories sales primarily sold to the VA and sales of Analogic products marketed by the Company since May 2007, partially offset by reductions in apnea monitoring products sales. High acuity products sales represent the Company's Fore-Sight cerebral oximetry technology launched during mid-2007. Revenues in this category are primarily sensor related where the Company places the monitor and retains ownership of the device in exchange for commitments to purchase disposable sensors. Blood pressure measurement technology sales decreased $746,000 or 11% due to reductions in sales to a key customer, Medtronic. During January 2007, Medtronic announced a voluntary suspension of U.S. product shipments from its Physio-Control division. Despite strong fourth quarter sales which exceeded the prior year fourth quarter, overall sales to Medtronic for 2007 decreased $1,510,000 as compared to 2006. Medtronic represented approximately 11% of the Company's revenues for the full year 2006. Sales of supplies and service increased $892,000 or 7% over 2006 sales and are primarily comprised of sales of blood pressure cuffs accounting for approximately 71% of sales in this category. Sales to the U.S. market accounted for $29,601,000 or 77% of the total revenues reported for 2007, an increase of $2,082,000 or 8% over the $27,519,000 reported for 2006. International sales accounted for $8,631,000 or 23% of total revenues, an increase of $948,000 or 12% over 2006 sales levels.

Cost of sales as a percentage of net revenues increased to 64.3% for 2007 compared to 59.1% of net revenues for 2006. The increase in cost of sales as a percentage of sales for 2007 was related to a number of causes including lost gross margins on the shortfall in OEM revenues which normally carries higher gross margins than other products sold by the Company; lower margins on Analogic product sales particularly in the fourth quarter of 2007 primarily as a result of additional international business; NIRS manufacturing start-up costs; increased indirect manufacturing overhead costs to support the Company's expanded operations; and reductions in accrued post-retirement benefit costs during 2006 for changes made to terminate the Company's plan during 2005. The Company is focusing its efforts during 2008 to achieve cost reductions to improve overall gross profit levels.

R&D expenses decreased $508,000 or 18% to $2,254,000 for 2007 from $2,762,000 for 2006. R&D expenses are reported net of reimbursements received from the National Institutes of Health ("NIH") pertaining to the Company's development of its Near-Infrared Spectroscopy ("NIRS") technology. Amounts reimbursed from the NIH, including accruals, for 2007 and 2006 were $480,000 and $21,000, respectively. Increased reimbursements for 2007 reflect the fact that during September 2007 the Company was awarded a three year grant totaling approximately $2,800,000 million to support its NIRS research. R&D expenses before NIH reimbursement approximated 7.2% and 7.9%, respectively, of 2007 and 2006 revenues. Increased NIH reimbursements offset increases in project material costs, clinical evaluations and salaries and related fringe benefits.

Selling, general and administrative ("S,G&A") expenses increased $2,156,000 or 25% to $10,815,000 or 28% of revenues for 2007 from $8,659,000 or 25% of revenues for 2006. Sales and marketing expenses in 2007 pertaining to the Company's Fore-Sight cerebral oximeter were approximately $1,800,000 and accounted for nearly $1,300,000 or 60% of the increase in S,G&A spending. The Company also increased its investments in personnel in the areas of marketing, customer service, international sales consultants and domestic sales management in order to support the Company's growth. Additionally, increases in general insurance costs, amortization and depreciation, and employee health care costs also impacted S,G&A expenses. During 2007, the Company also incurred $164,000 in consulting fees pertaining to its Sarbanes Oxley 404 compliance efforts.

Net interest expense increased $27,000 to $275,000 for 2007 from $248,000 for 2006 as a result of borrowings on the line-of-credit facility partially offset by reductions in interest expenses associated with lower balances on the Company's Statcorp acquisition loan and the payoff of the mortgage on the Company's headquarters facility.

The income tax benefit for 2007 was $3,000 compared to income tax expense of $983,000 for 2006. The benefit for 2007 is primarily related to an exchange of $155,000 of state tax carryforwards for reduced cash receipts payable to the Company partially offset by certain non-deductible expenses including stock option compensation and entertainment costs. The provision for income taxes for 2006 represents an effective tax rate of 36% which is greater than the statutory rate primarily as a result of non-deductible stock compensation expense and state income taxes partially offset by R&D and other tax credits. The income tax benefit for 2007 represents an effective tax rate of approximately 1% resulting primarily from R&D and other tax credits.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
---------------------------------------------------------------------

Net income for 2006 was $1,747,000 or $0.14 per common share on a diluted basis compared to $1,815,000 or $0.15 per diluted common share for 2005. Net income for 2006 was affected by $390,000 of stock compensation expense of which $343,000 was non-deductible for income tax purposes. As of January 1, 2006, the Company adopted FASB No. 123R, "Share-Based Payment". This standard required that all stock-based awards be recognized as expenses in the financial statements at the fair value of the award over their vesting term. Diluted earnings per share were reduced by $0.03 as a result. The Company's effective tax rate for 2006 approximated 36% primarily as a result of non-deductible charges.

Net revenues for 2006 increased 31% or $8,318,000 to $35,202,000 from $26,884,000 for 2005. Statcorp product sales accounted for $3,665,000 or 44% of the increase. Statcorp was acquired by the Company during May 2005. Increases in blood pressure product sales of 40%, primarily from sales of vital signs monitors and accessories to domestic accounts including the Department of Veterans Affairs ("VA"), a private label veterinarian distribution partner and international customers, accounted for 48% of the overall increase in revenues. Sales of original equipment manufacturer ("OEM") modules also increased, accounting for 5% of the overall growth in revenues.

Cost of products sold as a percentage of net revenues increased to 59.1% of net revenues for 2006 compared to 56.2% of net revenues for 2005. The increase for 2006 was related to the increased percentage of Statcorp revenues as a percentage of overall revenues compared to 2005 as well as increased cost of sales as a percentage of revenues on Statcorp product shipments.

R&D expenses increased $1,131,000 or 69% to $2,762,000 for 2006 from $1,631,000 for 2005. R&D expenses were reported net of reimbursements received from the National Institutes of Health ("NIH") primarily pertaining to the Company's development of its Near-Infrared Spectroscopy ("NIRS") technology. Amounts reimbursed from the NIH, including accruals, for 2006 and 2005 were $21,000 and $531,000, respectively. R&D expenses for both 2006 and 2005 before NIH reimbursement approximated 8.0% of revenues. R&D expenses before reimbursement reflected an increase of 29% for 2006 over 2005. Increased spending for salaries and related benefits, engineering project materials, facilities rental expense, clinical expenses and professional services were responsible.

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

Income tax expense for 2006 was $983,000 compared to income tax expense of $741,000 for 2005. The provision for income taxes for 2006 represented an effective tax rate of 36% which was greater than the statutory rate primarily as a result of non-deductible stock compensation expense and state income taxes partially offset by R&D and other tax credits. The provision for income taxes for 2005 represented an effective tax rate of approximately 29% resulting primarily from R&D and other tax credits.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Company's cash and cash equivalents were $667,000 at December 31, 2007 compared to $1,335,000 at December 31, 2006. Working capital increased $1,292,000 to $10,388,000 at December 31, 2007 from $9,096,000 at December 31,
2006. The Company's current ratio declined slightly to 2.63 to 1 from 2.81 to 1.

Net cash used by operating activities for 2007 was $3,178,000 compared to cash provided of $282,000 for the prior year. The change was primarily due to increases in inventories and decreases in accounts payable and accrued expenses which were partially offset by income before depreciation, amortization and stock compensation costs. Increases in inventory were largely driven by the Company's investments in cerebral oximetry related materials and inventories to support the Company's agreement with Analogic Corporation.

Net cash provided by investing activities was $1,124,000 for 2007 compared to cash used of $1,500,000 for 2006. Proceeds of $2,792,000 were realized from the sale of the Company's headquarters during September 2007. The Company made $1,188,000 of capital expenditures during 2007 compared to $1,042,000 for 2006. Equipment purchases during 2007 were driven by Fore-Sight cerebral oximeter demonstration equipment and clinical research units, information technology, manufacturing equipment and furniture and fixtures and leasehold improvements pertaining to the Company's expansion of its adjacent facilities. Cash used for investing activities in 2006 included $1,042,000 for manufacturing equipment, leasehold improvements commensurate with the expansion of the Company's adjacent leased space, engineering equipment and enhancements to the Company's IT infrastructure. During 2007, the Company paid $480,000 to purchase intangible assets including $220,000 for Analogic contract fees and $89,000 for patents and trademarks.

Net cash provided by financing activities was $1,387,000 for 2007 compared to $659,000 for 2006. Advances from the Company's line-of-credit of $2,249,000 were primarily responsible for the increase in cash provided by financing activities for 2007. The Company also received $419,000 of tax benefits from the exercise of warrants, $411,000 from insurance notes and $232,000 of proceeds from the exercise of stock options and warrants. During 2007, the Company repaid $587,000 of long-term debt and $408,000 of insurance notes and retired its mortgage debt of $929,000 upon the sale of its headquarters.

As a result of the exercise of warrants to purchase the Company's common stock during 2007 by a certain former director and the Company's Chairman of the Board of Directors, the Company has recorded a reduction in its current federal and state income taxes payable in the amount of $419,000. Further, at December 31, 2007, the Company had recoverable income taxes of $230,000 which consisted primarily of state R&D tax credit refunds.

On February 11, 2008, the Company amended and restated its existing line of credit with NewAlliance Bank (the "Bank"). The Company entered into a new Commercial Loan Agreement (the "Loan Agreement") and related Commercial Revolving Promissory Note (the "Note") which provide for borrowings on a revolving basis, at the Bank's discretion, in an amount up to $10,000,000. Loans in excess of $2,000,000 up to $10,000,000 can be made only if the maximum principal amount outstanding does not exceed a borrowing base equal to the sum of (i) 75% of eligible receivables (as defined in the Loan Agreement) and (ii) the lesser of $2,500,000 or 30% of eligible inventory (as defined in the Loan Agreement.) Interest on the outstanding loans pursuant to the Note is at the Prime Rate (as defined in the Loan Agreement) minus 0.5%. Borrowings under the Loan Agreement and the Note are secured by a first priority lien in all the business assets of the Company pursuant to a Security Agreement (the "Security Agreement"). The Credit Agreement, which contains customary non-financial covenants and financial covenants consisting of a debt service coverage ratio and a debt to tangible net worth ratio, expires on the final maturity date of May 1, 2009.

During 2008, the Company intends to significantly increase its spending associated with the NIRS based Fore-Sight Cerebral Oximeter launched in the U.S. during mid-2007. Such spending includes additional R&D, expanded clinical studies, sales and marketing expenses and capital expenditures. The Company expects to launch the Fore-Sight Cerebral Oximeter outside of the U.S. during early 2008. During February 2008, the Company received FDA 510(k) clearance for expanded use of its Fore-Sight Cerebral Oximeter sensor to include the neonatal patient population. As a result, the Company plans to establish a U.S. direct sales force during 2008 dedicated to the sales of its Fore-Sight monitoring products into various neonatal and infant settings including Neonatal/Infant cardiovascular operating rooms, cardiac intensive care units and neonatal intensive care units.

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

The following table sets forth a summary of the Company's cash commitments under contractual obligations as of December 31, 2007:

Contractual                     One Year      2 - 4        5 - 7      More Than
Obligations          Total       or Less      Years        Years     Seven Years
-----------       -----------  ----------  -----------  -----------  -----------

Long-term debt    $ 2,900,013  $  577,453  $ 1,959,849  $   362,711  $      --
Notes payable          71,537      71,537          --           --          --
Operating leases    3,335,898     561,792    1,204,409      852,897     716,800
                  -----------  ----------  -----------  -----------  ----------
                  $ 6,307,448  $1,210,782  $ 3,164,258  $ 1,215,608  $  716,800
                  ===========  ==========  ===========  ===========  ==========

On January 31, 2007, the Company entered into a five-year agreement effective July 1, 2007 to lease approximately 13,000 square feet of office space adjacent to two of the Company's other facilities. The lease provides for average annual base rent of $114,000 and requires the Company to pay its proportionate share of annual operating expenses including utilities, insurance, taxes and maintenance.

On September 6, 2007, the Company closed the sale and leaseback of its headquarters and manufacturing facility in Branford, Connecticut, (the "Property") which comprises approximately 24,000 square feet of office and manufacturing space. Net proceeds from the sale were $2,791,529 of which $928,872 was used to retire the related outstanding mortgage debt. The gain of $1,346,373 realized on the sale has been deferred and will be recognized in operations against rent expense over the term of the lease. The lease has an initial term of ten years expiring on September 6, 2017 and an option for two additional five-year periods. The lease provides for an annual base rent in years one through five of $244,800 and $268,800 in years six through ten. The Company will recognize rent expense on a straight-line basis over the ten years. Under the lease, the Company is responsible for the costs of utilities, insurance, taxes and maintenance expenses. Further, the Company is required to maintain at least $600,000 in cash and cash equivalents (increasing at 3% per annum) and net current assets of not less than $3,600,000.

In addition, the Company has a right of first offer to lease any additional space or building built by the lessor on the Property, subject to certain restrictions. The Company also has the right to require the lessor to build an addition or additional building ("Expansion Premises"), subject to certain restrictions. Upon the delivery of any Expansion Premises, the term of the Lease would extend for a ten year term. The base rent for the Expansion Premises shall be the greater of the then prevailing market rent or an amount equal to a return on actual costs of construction of the greater of 250 basis points over the rate on ten year U.S. Treasury Notes, or 8%. Upon delivery of the Expansion Premises, the lessor would assume obligations under the Company's leases of its two adjacent properties, in exchange for a payment equal to three months rent and certain unamortized costs incurred in these facilities.

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

Inventory Valuation-The Company's inventories are stated at the lower of cost or market. The Company provides allowances on inventories for any material that has become obsolete or may become unsaleable based on estimates of future demand and sale price in the market. Judgments with respect to salability and usage of inventories, estimated market value, and recoverability upon sale are complex and subjective. Such assumptions are reviewed periodically and adjustments are made, as necessary, to reflect changed conditions. There were no significant write-offs for any period presented.

Deferred Income Tax Assets-The Company has recorded deferred income tax assets for the estimated benefit of future tax deductions on inventories, property and equipment, retirement benefit obligation and other accruals and various tax credits. Based on the Company's projection of future taxable income and certain prudent tax planning strategies, management believes its deferred income tax assets will be realized. Should circumstances change and the Company determine that some or all of the deferred income tax assets would not be realized, a valuation allowance would be recorded resulting in a charge to operations in the period the determination is made.

Accrued Warranty Costs-The Company warranties its products for up to three years and records the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product returns and the related estimated cost of labor and material to make the necessary repairs. Warranty costs have not been material to operating results over the past several years. However, if actual future product return rates or the actual costs of material and labor differ from the estimates, adjustments to the accrued warranty liability would be made. To date, product warranty costs have not been significant.

Recent Accounting Pronouncements
--------------------------------

Recent accounting pronouncements potentially affecting the Company's future financial statements are described under the caption, "New accounting pronouncements" in Note 3 - Summary of Significant Accounting Policies. In summary, there are no new pronouncements which are likely to materially impact the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company has certain exposures to market risk related to changes in interest rates. The Company has an outstanding line-of-credit agreement, under which there were borrowings of $2,249,349 at December 31, 2007. The line-of-credit agreement, amended as of February 11, 2008 bears interest at variable rates based on prime rate indices. The Company holds no derivative securities for trading purposes and is not subject in any material respect to currency or other commodity risk.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------
                                                                         Page

Report of Independent Registered Public Accounting Firm                   F-1

Financial Statements

     Consolidated Balance Sheets as of December 31, 2007 and 2006         F-2

     Consolidated Statements of Operations for the Years Ended
     December 31, 2007, 2006 and 2005                                     F-3

     Consolidated Statements of Changes in Shareholders' Equity for
     the Years Ended December 31, 2007, 2006 and 2005                     F-4

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2007, 2006 and 2005                                     F-5

     Notes to Consolidated Financial Statements                      F-6 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors CAS Medical Systems, Inc:

We have audited the accompanying consolidated balance sheets of CAS Medical Systems, Inc. (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (Revised 2004) -SHARE-BASED-PAYMENT. Also, as discussed in
Note 3, the Company adopted FIN 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109, effective January 1, 2007.


/s/ UHY LLP

New Haven, Connecticut
March 18, 2008

                                                                             F-2
CAS MEDICAL SYSTEMS, INC.
Consolidated Balance Sheets
As of December 31, 2007 and 2006

ASSETS                                                                               2007           2006
                                                                                     ----           ----
CURRENT ASSETS:
         Cash and cash equivalents                                              $    666,722    $  1,334,535
         Accounts receivable, less allowance of $125,000 in 2007
            and $75,000 in 2006                                                    4,947,300       4,906,303
         Recoverable taxes receivable                                                230,458         320,943
         Inventories                                                              10,021,118       6,808,193
         Deferred income taxes                                                       474,265         329,458
         Other current assets                                                        414,204         408,171
                                                                                ------------    ------------
               Total current assets                                               16,754,067      14,107,603

PROPERTY AND EQUIPMENT:
         Land                                                                           --           535,000
         Buildings and improvements                                                     --         1,504,965
         Leasehold improvements                                                      266,493         158,151
         Machinery and equipment                                                   5,061,262       4,661,643
                                                                                ------------    ------------
                                                                                   5,327,755       6,859,759
         Accumulated depreciation and amortization                                (2,987,030)     (3,535,915)
                                                                                ------------    ------------
         Property and equipment, net                                               2,340,725       3,323,844

INTANGIBLE AND OTHER ASSETS, net                                                     846,602         457,352

GOODWILL                                                                           3,379,021       3,379,021

DEFERRED INCOME TAXES                                                                567,971         175,611
                                                                                ------------    ------------

               Total assets                                                     $ 23,888,386    $ 21,443,431
                                                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Current portion of long-term debt                                      $    577,453    $    609,615
         Notes payable                                                                71,537          69,241
         Line-of-credit                                                            2,249,349            --
         Accounts payable                                                          2,505,460       3,228,265
         Accrued expenses                                                            962,154       1,104,726
                                                                                ------------    ------------
               Total current liabilities                                           6,365,953       5,011,847
                                                                                ------------    ------------

LONG-TERM DEBT, less current portion                                               2,322,561       3,806,587

DEFERRED GAIN ON SALE AND LEASEBACK OF PROPERTY                                    1,303,338            --

INCOME TAXES PAYABLE                                                                 145,125            --

COMMITMENTS (Note 12)                                                                   --              --

SHAREHOLDERS' EQUITY:
         Series A cumulative convertible preferred stock, $.001 par value per share, 1,000,000 shares authorized, no shares
            issued or outstanding                                                       --              --
         Common stock, $.004 par value per share, 40,000,000
            shares authorized, 10,984,785 and 10,679,307 shares issued as of December 31, 2007 and 2006, respectively,
            including shares held in treasury                                         43,575          42,717
         Common stock held in treasury, at cost - 86,000 shares                     (101,480)       (101,480)
         Additional paid-in capital                                                5,889,007       4,935,538
         Retained earnings                                                         7,920,307       7,748,222
                                                                                ------------    ------------
               Total shareholders' equity                                         13,751,409      12,624,997
                                                                                ------------    ------------

               Total liabilities and shareholders' equity                       $ 23,888,386    $ 21,443,431
                                                                                ============    ============

                             See accompanying notes.

                                                                             F-3
CAS MEDICAL SYSTEMS, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2007, 2006 and 2005


                                         2007            2006           2005
                                         ----            ----           ----


NET SALES                            $ 38,232,405    $ 35,202,011   $ 26,884,421

COST OF SALES                          24,584,807      20,802,677     15,092,322
                                     ------------    ------------   ------------
     Gross profit                      13,647,598      14,399,334     11,792,099

OPERATING EXPENSES:
     Research and development           2,253,512       2,762,269      1,630,681
     Selling, general and
       administrative                  10,815,248       8,658,812      7,438,511
                                     ------------    ------------   ------------

         Total operating expenses      13,068,760      11,421,081      9,069,192
                                     ------------    ------------   ------------

OPERATING INCOME                          578,838       2,978,253      2,722,907

     Interest expense, net                274,977         248,404        166,613
                                     ------------    ------------   ------------

 INCOME BEFORE INCOME TAXES               303,861       2,729,849      2,556,294

     Income taxes (benefit)                (2,599)        983,148        741,120
                                     ------------    ------------   ------------

NET INCOME                           $    306,460    $  1,746,701   $  1,815,174
                                     ============    ============   ============


NET INCOME PER COMMON SHARE:
     Basic                           $       0.03    $       0.17   $       0.18
                                     ============    ============   ============

     Diluted                         $       0.03    $       0.14   $       0.15
                                     ============    ============   ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
     Basic                             10,696,217      10,373,225      9,941,670
                                     ============    ============   ============

     Diluted                           12,211,694      12,147,373     11,729,347
                                     ============    ============   ============


                             See accompanying notes.

                                                                             F-4
CAS MEDICAL SYSTEMS, INC.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2007, 2006 and 2005

                                                             COMMON STOCK

                                                    ISSUED             HELD IN TREASURY        PAID-IN      RETAINED
                                             SHARES       AMOUNT      SHARES      AMOUNT       CAPITAL      EARNINGS       TOTAL
                                             ------       ------      ------      ------       -------      --------       -----

BALANCE, December 31, 2004                  9,959,173   $  39,837     86,000   ($ 101,480)  $ 3,031,387   $ 4,186,347   $ 7,156,091

Net income                                                                                                  1,815,174     1,815,174
Common stock issued upon
  exercise of stock options                   124,375         498                                99,063                      99,561
Common stock issued under
  stock purchase plan                          30,312         121                                46,461                      46,582
                                           ----------   ---------   --------   ----------   -----------   -----------   -----------
BALANCE, December 31, 2005                 10,113,860      40,456     86,000     (101,480)    3,176,911     6,001,521     9,117,408

Net income                                                                                                  1,746,701     1,746,701
Common stock issued upon
  exercise of stock options and warrants      493,425       1,973                               401,349                     403,322
Common stock issued under
  stock purchase plan                          25,022         100                               101,341                     101,441
Tax benefit from exercise of warrants                                                           865,842                     865,842
Restricted stock issued under equity
  incentive plans                              47,000         188                                  (188)                       --
Stock compensation                                                                              390,283                     390,283
                                           ----------   ---------   --------   ----------   -----------   -----------   -----------
BALANCE, December 31, 2006                 10,679,307      42,717     86,000     (101,480)    4,935,538     7,748,222    12,624,997

Adoption of FIN 48                                                                                           (134,375)     (134,375)
Net income                                                                                                    306,460       306,460
Common stock issued upon
  exercise of stock options and warrants      192,824         771                               116,391                     117,162
Common stock issued under
  stock purchase plan                          21,654          87                               114,543                     114,630
Tax benefit from exercise of warrants                                                           419,399                     419,399
Restricted stock issued under equity
  incentive plans                              91,000        --                                    --                          --
Stock compensation                                                                              303,136                     303,136
                                           ----------   ---------   --------   ----------   -----------   -----------   -----------
BALANCE, December 31, 2007                 10,984,785   $  43,575     86,000   ($ 101,480)  $ 5,889,007   $ 7,920,307   $13,751,409
                                           ==========   =========   ========   ==========   ===========   ===========   ===========

                             See accompanying notes.

                                                                             F-5
CAS MEDICAL SYSTEMS, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005

                                                                           2007           2006           2005
                                                                           ----           ----           ----
OPERATING ACTIVITIES:
     Net income                                                        $   306,460    $ 1,746,701    $ 1,815,174
     Adjustments to reconcile net income to net cash
         (used) provided by operating activities:
              Depreciation and amortization                                816,286        516,150        542,073
              Deferred income taxes                                       (537,167)        37,813         36,940
              Provision for doubtful accounts                               50,000           --            4,000
              Stock compensation                                           303,136        390,283           --
              Amortization of gain on sale and leaseback                   (43,035)          --             --
              Curtailment gain on retirement benefit plan                     --             --         (400,739)
              Changes in operating assets and liabilities:
                 Accounts receivable                                       (90,997)    (1,687,340)       126,558
                 Recoverable income taxes                                   90,485       (320,943)          --
                 Inventories                                            (3,212,925)    (1,215,386)    (1,409,062)
                 Other current assets                                       (6,033)        86,011       (122,462)
                 Accounts payable and accrued expenses                    (865,377)     1,097,560        544,296
                 Income taxes                                               10,750        (18,999)          --
                 Retirement benefit obligation                                --         (349,567)        13,318
                                                                       -----------    -----------    -----------

                 Net cash (used) provided by operating activities       (3,178,417)       282,283      1,150,096
                                                                       -----------    -----------    -----------

INVESTING ACTIVITIES:
     Purchases of intangible assets                                       (479,543)      (157,561)      (299,214)
     Proceeds from sale of property                                      2,791,529           --             --
     Purchase of business, net of cash
         acquired of $250,060 in 2005                                         --         (300,000)    (4,524,249)
     Purchases of property and equipment                                (1,188,030)    (1,042,143)      (656,896)
                                                                       -----------    -----------    -----------

          Net cash provided (used) by investing activities               1,123,956     (1,499,704)    (5,480,359)
                                                                       -----------    -----------    -----------

FINANCING ACTIVITIES:
     Borrowings under notes payable                                        410,639        312,182        292,267
     Repayments of notes payable                                          (408,343)      (449,300)       (85,908)
     Borrowings from line-of-credit, net                                 2,249,349           --             --
     Proceeds from long-term debt agreement                                   --             --        4,200,000
     Repayments of long-term debt                                       (1,516,188)      (574,115)      (303,107)
     Tax benefit from exercise of warrants                                 419,399        865,842           --
     Proceeds from issuance of common stock                                231,792        504,763        146,143
                                                                       -----------    -----------    -----------

          Net cash provided by financing activities                      1,386,648        659,372      4,249,395
                                                                       -----------    -----------    -----------

          Net change in cash and cash equivalents                         (667,813)      (558,049)       (80,868)

Cash and cash equivalents, beginning of year                             1,334,535      1,892,584      1,973,452
                                                                       -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $   666,722    $ 1,334,535    $ 1,892,584
                                                                       ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
     Cash paid during the year for interest                            $   263,732    $   247,663    $   148,656
     Cash paid during the year for income taxes                        $    13,934    $   417,710    $ 1,164,873

                             See accompanying notes.

                                                                             F-6
CAS MEDICAL SYSTEMS, INC.

Notes to Consolidated Financial Statements

(1) THE COMPANY

     CAS Medical Systems, Inc. ("CASMED") and its wholly-owned subsidiary, Statcorp, Inc. ("Statcorp") operate as one reportable business segment. Together, CASMED and Statcorp (the "Company") develop, manufacture and distribute diagnostic equipment and medical products for use in the healthcare and medical industry. These products are sold by the Company through its own sales force, via distributors and manufacturers representatives under contract, and pursuant to original equipment manufacturer ("OEM") agreements both internationally and in the United States. The Company's operations and manufacturing facilities are located in the United States. No customer accounted for more than 10% of revenues during 2007. During 2006 and 2005, the Company had sales to one customer which approximated 11% and 14%, respectively, of net revenues. The Company generated revenues from international sales of approximately $8.6 million in 2007, $7.7 million in 2006 and $5.0 million in 2005. In the normal course of business, the Company grants credit to customers and does not require collateral. Credit losses are provided for in the period the related sales are recognized based on experience and an evaluation of the likelihood of collection. Credit losses have been within management's expectations.

(2) ACQUISITION

     On May 15, 2005, CAS Medical purchased all the outstanding capital stock of Statcorp. Statcorp develops, assembles and sells blood pressure cuffs and rapid infusion cuffs for worldwide use in the medical industry. The acquisition enhances CAS Medical's position in the non-invasive blood pressure monitoring market by enabling it to offer a complete, low cost, high performance accessories solution to its customers to compliment its proprietary monitoring products and OEM technologies. The cost of the Statcorp acquisition has been allocated to the assets acquired and the liabilities assumed based on an internal valuation of their estimated fair values as follows:

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

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of CASMED and its wholly-owned subsidiary. All intercompany accounts and transactions are eliminated in consolidation.

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

     PROPERTY AND EQUIPMENT

     Property and equipment, including leasehold improvements, are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from two to five years for machinery and equipment, and twenty years for building and improvements. Leasehold improvements are amortized over the life of the improvement or the lease term, whichever is shorter. Maintenance and repairs are charged to expense when incurred.

     Depreciation and amortization expense on property and equipment was $750,411 in 2007, $455,755 in 2006 and $431,129 in 2005.

     LONG-LIVED ASSETS

     The Company reviews its long-lived assets including goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the carrying amounts of its long-lived assets are fully recoverable. Accordingly, no impairment loss has been reflected in the Company's reported results of operations for any year presented.

     INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of:
                                                       2007              2006
                                                       ----              ----

     Patents and other assets                       $  577,481        $ 162,668
     Patents pending                                   161,249          317,020
     Purchased technology                              254,393           33,893
     Capitalized software                              160,063          160,063
     Deferred finance charges                              --            26,484
                                                    ----------       ----------
                                                     1,153,186          700,128
     Accumulated amortization                         (306,584)        (242,776)
                                                    ----------       ----------
                                                    $  846,602       $  457,352
                                                    ==========       ==========

     Intangible and other assets are stated at cost. Patents are amortized over their estimated useful lives which range from 1 to 17 years. Purchased technology is amortized over five years. Costs associated with the development of new external use software products are expensed as incurred until technological feasibility has been established in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Technological feasibility is demonstrated by the completion of a detailed design plan. Capitalization ceases when the product is available for general release to customers. Capitalized costs are amortized over their estimated 3 year useful lives. Deferred financing costs were amortized over the term of the related debt. Amortization expense was $63,808 in 2007, $60,395 in 2006 and $110,944 in 2005.

     Approximate amortization expense of intangible assets as of December 31, 2007 over the next five years follows:

                   2008                                         $ 73,200
                   2009                                           63,600
                   2010                                           39,400
                   2011                                           26,900
                   2012                                           18,900
                                                                --------
                                                                $222,000
                                                                ========

     REVENUE AND ACCOUNTS RECEIVABLE RECOGNITION

     Revenue from sales and accounts receivable are recognized when evidence of an arrangement exists, delivery has occurred based upon shipping terms, the selling price is fixed and determinable, and collectability is reasonably assured. Terms of sale for most domestic sales are FOB origin and for most international sales are EX-Works reflecting that ownership and risk of loss are assumed by the buyer at shipping point. In addition, the Company has certain agreements with its customers to ship FOB destination reflecting that ownership and risk of loss are assumed by the buyer upon delivery. While the Company accepts returns of products from its customers from time to time for various reasons including defective goods, order entry, shipping or other errors, the Company's business practices do not include providing right of return at the time of sale. Historically, such returns have not been significant. The Company has entered into agreements with several customers to provide them with price rebates based upon their level of purchases. Rebates are accrued by the Company as a reduction in net sales as they are earned by customers. Payment terms range from prepayment to net sixty days depending upon certain factors including customer credit worthiness, geographical location and customer type (i.e., end-user, distributor, government or private entity) and also includes irrevocable letters of credit for certain international shipments. Price discounts that may be taken by customers under contractual arrangements for payment of invoices within specified periods are recorded as reductions to net sales. Further, the Company accrues expected payment discounts based upon specific customer accounts receivable balances. The Company does not incur post shipment obligations with the exception of product warranties which are generally fulfilled from the Company's corporate facilities and which costs are not material relative to the sale of the product. Accounts receivable are charged to the allowance for doubtful accounts when deemed uncollectible.

     INCOME TAXES

     The Company recognizes deferred income tax assets and liabilities for future tax consequences resulting from differences between the book and tax bases of existing assets and liabilities. A valuation allowance is provided for that portion of deferred income tax assets which may not be realized.

     As of January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, the classification of current and deferred income tax assets and liabilities, the accounting for interest and penalties associated with tax positions, the accounting for income taxes in interim periods, and income tax disclosures. In conjunction with the adoption of FIN 48, the Company recognized non-current liabilities of $134,375 for uncertain tax positions with a charge to retained earnings. There was no effect on operating results or cash flows.

     The Company files U.S. Federal and multiple state income tax returns. With few exceptions, the Company's tax returns have been examined for years prior to 2004. During 2006, an examination of the Company's 2004 U.S. Federal income tax return was completed. There was no material effect on the Company's financial statements. Interest and penalties related to uncertain tax positions are classified with income taxes.

     During 2007 and 2006, warrants to purchase 164,599 and 257,600 shares, respectively, of the Company's common stock were exercised, including those held by a former outside director and the Chairman of the Board of Directors of the Company. The exercise of the warrants resulted in income tax deductions in excess of compensation expense recognized of $1,140,573 in 2007 and $2,735,875 in 2006. Such amounts are included in the taxable income of the applicable individuals and deducted by the Company for federal and state income tax reporting purposes. As a result, the Company has reduced its current federal and state income tax obligations by $419,399 in 2007 and $865,842 in 2006 and credited additional paid-in-capital.

     WARRANTY COSTS

     The Company warrants some of its products against defects and failures for up to three years and records the estimated cost of such warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experiences of product returns and the related estimated cost of labor and material to make the necessary repairs.

     A summary of the changes in the Company's warranty accrual follows:

                                                          2007          2006
                                                          ----          ----

     Beginning balance                                 $   50,000    $  122,000
     Provision  (reversal for change in estimate)         185,962       (22,214)
     Warranty costs incurred                             (185,962)      (49,786)
                                                       ----------    ----------
     Ending balance                                    $   50,000    $   50,000
                                                       ==========    ==========


     RESEARCH AND DEVELOPMENT COSTS

     The Company expenses all research and development costs as incurred. Research and development includes, among other expenses, direct costs for salaries, employee benefits, professional services, materials and facility related expenses.

     The Company has received various grants which support its research and development efforts. In accordance with the terms of these grants, the Company is being reimbursed for certain qualifying expenditures under the agreement. Funding provided to the Company is being recorded as a reduction of R&D expenses. The Company recognizes the reimbursement on an accrual basis as the qualifying costs are incurred.

     ADVERTISING COSTS

     Non-direct response advertising costs are expensed as incurred and include product promotion, samples, meetings and conventions, and print media. Advertising expense was $990,000 in 2007, $667,000 in 2006 and $594,000 in
     2005.

     EARNINGS PER COMMON SHARE

     Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share assumes the exercise or conversion of dilutive securities using the treasury stock method.

     A summary of the denominators used to compute basic and diluted earnings per share follow:

                                                                  2007         2006         2005
                                                                  ----         ----         ----
     Weighted average shares outstanding, net of restricted
          shares - used to compute basic earnings per share    10,696,217   10,373,225    9,941,670
     Dilutive effect of restricted shares, and outstanding
          warrants and options                                  1,515,477    1,774,148    1,787,677
                                                               ----------   ----------   ----------
     Weighted average shares of dilutive securities
          outstanding - used to compute diluted
          earnings per share                                   12,211,694   12,147,373   11,729,347
                                                               ==========   ==========   ==========

     STOCK-BASED COMPENSATION

     Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (Revised 2004) - "Share-Based Payment" ("FAS 123R") using the modified-prospective transition alternative. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after January 1, 2006, as well as for any unvested equity awards that were granted prior thereto. Compensation cost for the unvested awards granted prior to January 1, 2006 is recognized using the same estimate of thegrant-date fair value and the same attribution method used to determine the pro forma disclosures under FAS No. 123, "Accounting for Stock-Based Compensation," prior to its revision.

     Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost was recognized in operations since all options granted had an exercise price equal to the market price of the underlying common stock on the date of grant. The effect of adopting 123R was to increase compensation cost and reduce income before income taxes by $390,000 and net income by $373,000 for 2006 ($0.04 and $0.03 per basic and diluted share). The effect on 2007 was a reduction in income before income taxes of $303,000 and net income of $229,000 ($0.02 per basic and diluted share). The stock compensation cost was largely not deductible for income tax purposes; there was no effect on cash flows.

     Pro forma information using the fair value method to record stock-based compensation cost follows:


                                                                         2005
                                                                         ----
     Net income:
                                As reported                          $ 1,815,174
                                Compensation expense for stock
                                options based on fair value              485,393
                                                                     -----------
                                Pro forma                            $ 1,329,781
                                                                     ===========

     Earnings per share
                                As reported - Basic                     $ 0.18
                                Pro forma - Basic                         0.13
                                As reported - Diluted                     0.15
                                Pro forma - Diluted                       0.11

     As of December 31, 2007, the unrecognized stock-based compensation cost related to non-vested stock awards was $668,949. Such amount, reduced for forfeitures, will be recognized in operations over a weighted average period of 2.1 years.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model Similar to other option pricing models, the Black-Scholes model requires the input of highly subjective assumptions which may materially affect the estimated fair value of the Company's stock options. The following weighted-average assumptions were used for grants in 2007, 2006 and 2005: risk-free interest rates of 4.6%, 4.4% and 4.4%; expected lives of 4.2 years, 7.0 years and 7.0 years; dividend yield of 0%; and expected volatility of 115%, 130% and 130%. Risk-free interest rates approximate U.S. Treasury yields in effect at the time of the grant. The expected lives of the stock options are determined using historical data adjusted for the estimated exercise dates of unexercised options. Volatility is determined using both current and historical implied volatilities of the underlying stock which is obtained from public data sources.

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


     In February 2007, the FASB issued SFAS 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND LIABILITIES--INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are limited to, accounts receivable, accounts payable, and issued debt. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of adopting SFAS 159 on its financial statements.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141(R) in the first quarter of 2009 and apply its provisions to any acquisition after the adoption date.


(4) ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Changes in the allowance for doubtful accounts follow:

                                                      2007            2006
                                                      ----            ----

          Balance at beginning of year             $   75,000      $   75,000
          Provision                                    58,000          27,000
          Accounts written off                         (8,000)        (27,000)
                                                   ----------      ----------
          Balance at end of year                   $  125,000      $   75,000
                                                   ==========      ==========


(5) INVENTORIES

     Inventories consist of:

                                                      2007            2006
                                                      ----            ----

          Raw materials                           $ 7,481,065     $ 5,161,884
          Work in process                             187,134          99,663
          Finished goods                            2,352,919       1,546,646
                                                  -----------     -----------
                                                  $10,021,118     $ 6,808,193
                                                  ===========     ===========


(6) FINANCING ARRANGEMENTS

     LINE-OF-CREDIT

     During October 2006, the Company extended the maturity date of its line-of-credit with its bank to May 1, 2008. Borrowings under the line-of-credit are payable on demand and bear interest at the one-month London Inter-bank Offering Rate ("LIBOR") plus 225 basis points (6.88% at December 31, 2007). Under the terms of the related agreement, the Company is permitted to borrow based on accounts receivable and inventories according to pre-established criteria. The maximum available borrowings under the line of credit agreement at December 31, 2007 were $5,000,000.

     Subsequent to December 31, 2007, the Company amended and restated its line-of-credit agreement with its bank. On February 11, 2008, the Company entered into a new loan agreement under which the Company is permitted to borrow up to a maximum of $10,000,000 subject to meeting certain pre-established accounts receivable and inventory criteria when borrowings reach $2,000,000. Loans in excess of $2,000,000 up to $10,000,000 can be made only if the maximum principal amount outstanding does not exceed a borrowing base equal to the sum of (1) 75% of eligible accounts receivable, as defined and
     (2) the lesser of $2,500,000 or 30% of eligible inventory, as defined. Further, the Company is required to meet customary non-financial covenants and financial covenants consisting of a debt service coverage ratio and a debt to tangible net worth ratio. The agreement expires on May 1, 2009.

     NOTES PAYABLE

     The Company financed the premiums for its directors and officers and property casualty insurance policies with short-term borrowings of $410,639 in 2007, $312,182 in 2006 and $292,267 in 2005. The outstanding balance as of December 31, 2007 is due in monthly installments including interest at 5.89% and 6.25%, respectively, and expires at varying times to June 2008.

     LONG-TERM DEBT

     Long-term debt consists of:                           2007          2006
                                                           ----          ----
     Mortgage payable to a bank (Paid prior to
     maturity in 2007.)
                                                       $      --     $   972,273
     Note payable to a bank in monthly installments
           of $61,533, including interest at 6.0%
           to May 2012                                   2,900,014     3,443,929
                                                       -----------   -----------
                                                         2,900,014     4,416,202
     Less current portion                                  577,453       609,615
                                                       -----------   -----------
                                                       $ 2,322,561   $ 3,806,587
                                                       ===========   ===========

     Scheduled principal maturities of long-term debt follow:


              2008                                         577,453
              2009                                         614,067
              2010                                         652,482
              2011                                         693,300
              2012                                         362,712
                                                       -----------
                                                       $ 2,900,014
                                                       ===========

     COLLATERAL AND COVENANTS

     Substantially all assets are pledged as collateral for long-term debt and borrowings under the line-of-credit. In addition, the Company is required to meet, among others, debt service and debt to equity covenants. The Company was in compliance with such covenants as of December 31, 2007.

(7) ACCRUED EXPENSES

     Accrued expenses consist of:

                                                       2007              2006
                                                       ----              ----

          Payroll                                   $ 212,716       $   185,143
          Professional fees                           119,681           181,980
          Warranty                                     50,000            50,000
          Contract fees                               130,500               --
          Bonuses                                     146,110           350,010
          Customer refunds                                --             44,722
          Other                                       303,147           292,871
                                                    ---------       -----------
                                                    $ 962,154       $ 1,104,726
                                                    =========       ===========

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

     As of December 31, 2006, 449,750 shares were available for issuance under the Incentive Plan. During 2007, under the Incentive Plan, options for 15,000 shares of common stock were granted to the Company's employees. Further, 91,000 shares of restricted stock were issued during 2007 to employees and members of the Board of Directors. As such, 343,750 shares of common stock remain available for issuance under the Incentive Plan as of December 31, 2007.

     As of December 31, 2007, options to purchase 143,500 shares remain outstanding under the 1994 Employees Incentive Stock Option Plan (the "1994 Plan"). The 1994 Plan expired during 2003 and, as such, there are no further options available for issuance under the 1994 Plan.

     A summary of the Company's stock option plans and changes during the years follow:

                                                  2007                                2006

                                                WEIGHTED                            WEIGHTED
                                                 AVERAGE    AGGREGATE                AVERAGE    AGGREGATE
                                      OPTION    EXERCISE    INTRINSIC    OPTION     EXERCISE    INTRINSIC
                                      SHARES      PRICE       VALUE      SHARES       PRICE       VALUE
                                      ------      -----       -----      ------       -----       -----

     Outstanding at
        beginning of year            537,650     $ 1.98                  803,575      $ 1.73
           Granted                    15,000       5.64                   10,000        9.49
           Exercised                 (28,225)      1.54                 (235,925)       1.03
           Canceled                      --        0.00                  (40,000)       4.26
                                     -------                            --------
     Outstanding at end
        of year                      524,425       2.11       $ 3.39     537,650        1.98     $ 6.02
                                     =======                            ========
     Exercisable at end
        of year                      509,425       2.01         3.49     408,900        1.65       6.35
                                     =======                            ========
     Vested or expected to vest
        at end of year               514,425       2.06       $ 3.39     535,392        1.98     $ 6.02
                                     =======                            ========

     Weighted average grant-date
       fair value of options
       granted during the year                   $ 5.11                               $ 8.83

     The weighted-average grant date fair value of stock options granted was $5.11 in 2007 and $8.83 in 2006. The total intrinsic value of stock options exercised was $143,821 in 2007 and $1,781,081 in 2006. The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

     Additional information about stock options outstanding and exercisable at December 31, 2007 follows:

                                    WEIGHTED
       RANGE OF                     REMAINING     AVERAGE                AVERAGE
       EXERCISE         NUMBER     CONTRACTUAL   EXERCISE    NUMBER     EXERCISE
        PRICES       OUTSTANDING  LIFE IN YEARS    PRICE   EXERCISABLE    PRICE

     $0.53 - $0.67      73,500         4.2        $ 0.56      73,500       0.56
      0.70 -  0.82      70,000         5.4          0.77      70,000       0.84
      1.37 -  2.30     183,425         7.5          1.71     183,425       1.71
      2.50 -  4.65     182,500         8.5          3.36     182,500       3.36
      4.99 -  6.93      15,000         9.5          5.64         --
                       -------                               -------
     $0.53 - $6.93     524,425         7.1        $ 2.11     509,425       2.01
                       =======                               =======

     During 2007, the Company issued an aggregate of 79,000 shares of restricted stock to employees and 12,000 shares of restricted stock to certain members of the Board of Directors under the Incentive Plan. The restricted stock issued to employees during 2007 vests thirty-six months from date of grant while the restricted stock issued to members of the Board of Directors vests ratably over twelve months from date of grant. The weighted average value of the restricted stock was $6.38 per share and the aggregate fair value of the stock issued based on the closing market price on the date granted was $580,800. The fair value of the restricted common shares was estimated based upon the market value of the common stock on the date of issuance.

     As of December 31, 2007, 135,000 shares of non-vested restricted common stock issued to date remain outstanding. Stock compensation expense of $252,457 has been recognized to December 31, 2007 related to restricted shares granted in 2007 and in prior years. The unamortized stock compensation expense associated with the restricted shares at December 31, 2007 was $614,103 and will be recognized ratably through 2010.

     Warrants to purchase 1,064,401 shares of common stock at a weighted average exercise price of $0.50 per share were outstanding at December 31, 2007. These warrants have no specific expiration date and have an exercise price range of $0.30 to $1.44 per share. Included in the outstanding warrants at December 31, 2007 is a warrant issued to the Company's Chairman of the Board of Directors and former President and CEO during 1998 to purchase 100,000 shares of the Company's common stock at $1.00 per share. This warrant is exercisable solely in the event of a change of control of the Company, as defined.

     During 2007, a former director and the Company's Chairman of the Board of Directors exercised warrants to purchase a total of 164,599 shares of common stock at a weighted average exercise price of $0.45 per share.

     Under the CAS Medical Systems, Inc. Employee Stock Purchase Plan (the "Purchase Plan") 150,000 shares of common stock have been reserved for issuance. Under the Purchase Plan employees may purchase the Company's common stock through payroll deductions. To December 31, 2007, 76,988 shares of common stock have been issued to plan participants under the Purchase Plan and amounts had been withheld from employees' compensation for an additional 14,614 shares issued during January 2008.


(9) BENEFIT PLANS

     The Company maintains a 401(k) benefit plan for its employees, which generally allows participants to make contributions via salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis. Such deductions are matched in part by discretionary contributions by the Company. Matching contributions by the Company were $110,586 in 2007, $96,266 in 2006 and $91,077 in 2005.

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

     As of December 1, 2005, the Plan was also amended to allow only those participants retired and receiving benefits as of that date to remain eligible to receive future benefits under the Plan. In addition, the Company advised those participants that it would no longer provide benefits after December 31, 2006. In connection therewith, the Company recognized a curtailment gain of $400,739 during the fourth quarter of 2005. Negative unrecognized prior service costs of $195,921 applicable to current retirees receiving benefits and an unrecognized net gain of $145,710 as of December 31, 2005 were amortized to the date coverage expired (December 31, 2006) in accordance with the closure of the Plan.

     Components of net periodic benefit cost under the Plan prior to the elimination of benefits follow:

                                                        2006           2005
                                                        ----           ----

     Service cost                                    $      --      $   43,249
     Interest cost                                          216         32,148
     Amortization of prior service cost                (195,921)       (22,258)
     Amortization of unrecognized gain                 (145,710)       (13,155)
                                                     ----------     ----------
     Net periodic benefit (income) cost before
     curtailment                                       (341,415)        39,984
     Recognized curtailment gain                            --        (400,739)
                                                     ----------     ----------
     Net periodic benefit income                     $ (341,415)    $ (360,755)
                                                     ----------     ==========


     Changes in the benefit obligation under the Plan and a reconciliation of its funded status as of the measurement date (December 31) to amounts shown in the Company's balance sheets follow:


                                                               2006
                                                               ----

     Benefit obligation at beginning of year                $   7,936
     Interest cost                                                216
     Benefits paid                                             (8,152)
                                                            ---------
     Accrued post-retirement benefit costs                  $     --
                                                            =========

(10) INCOME TAXES

     Recoverable income taxes as of December 31, 2007, 2006 and 2005 consist of estimated tax deposits in excess of the current provision.

     The provision for income taxes consists of:

                                                2007        2006        2005
                                                ----        ----        ----
     Current (benefit):
           Federal                            $657,438    $914,089    $642,630
           State                              (133,620)     31,246      61,549
                                              --------    --------    --------
                                               523,818     945,335     704,179
     Deferred (benefit):
           Federal                            (507,348)     79,527      86,599
           State                               (19,069)    (41,714)    (49,658)
                                              --------    --------    --------
                                              (526,417)     37,813      36,941
                                              --------    --------    --------
     Income taxes (benefit)                   $ (2,599)   $983,148    $741,120
                                              ========    ========    ========


     A reconciliation of U.S. Federal income taxes computed at the statutory rate to income taxes shown in operations follows:

                                               2007         2006         2005
                                               ----         ----         ----

     Income taxes at the statutory rate     $ 103,313    $ 928,148    $ 869,140
     State income taxes, net of federal
       effect                                (100,774)      (6,910)       4,895
     R&D and other tax credits                (80,700)    (134,642)    (108,821)
     Stock options                             33,424      116,522          -
     Other                                     42,138       80,030      (24,094)
                                            ---------    ---------    ---------
     Income taxes                           $  (2,599)   $ 983,148    $ 741,120
                                            =========    =========    =========


     Deferred income tax assets and (liabilities) at December 31 relate to:

                                                         2007            2006
                                                         ----            ----

     Inventories                                     $   319,115     $  286,946
     Warranty accrual                                     17,495         17,495
     Allowance for doubtful accounts                      43,738         26,243
     Tax credits                                         196,232        103,874
     Property and equipment                                8,835         53,385
     Deferred gain on sale and leaseback                 455,262            --
     Other                                               138,571        116,744
                                                     -----------     ----------
                                                       1,179,248        604,687
                                                     -----------     ----------
     Prepaid expenses                                   (137,013)       (99,618)
                                                     -----------     ---------
                                                     $ 1,042,235     $  505,069
                                                     ===========     ==========


     A reconciliation of unrecognized income tax benefits for 2007 follows:

     Adoption of FIN 48                                          $  107,500
     Tax positions taken in current year                                --
     Settlements                                                        --
     Lapse of applicable statute of limitation                          --
                                                                 ----------
     Unrecognized income tax benefits as of December 31, 2007    $  107,500
                                                                 ==========

     During 2007, $10,750 of interest on uncertain tax positions was recognized as income tax expense. As of December 31, 2007, $37,625 of interest and penalties were accrued and, together with $107,500 of unrecognized tax benefits, were included in the $145,125 reported as income taxes payable on the Company's balance sheet. The total amount of unrecognized income tax benefits, if recognized, would affect the Company's effective income tax rate by approximately $36,500. Currently, the Company does not believe that the unrecognized income tax benefits will significantly change in 2008.

(11) GRANT AWARDS

     The Company has been awarded various grants by the National Institutes of Neurological Disorders and Stroke of the NIH under its Small Business Innovative Research Program. Grants under this program have been used to support the development of the Company's Near-Infrared Spectroscopy ("NIRS") technology which non-invasively measures the brain oxygenation level of a patient. In accordance with the terms of these grants, the Company has been reimbursed for certain qualifying expenditures. On September 17, 2007, the Company was awarded a three year grant totaling $2.8 million to support its NIRS research.

     Qualifying research and development costs ("R&D") of $479,000 in 2007, $21,000 in 2006 and $531,000 in 2005 were reimbursed under grants. Such reimbursements are recorded as a reduction in R&D expenses. The Company recognizes these reimbursements on an accrual basis as the qualifying costs are incurred. As of December 31, 2007, approximately $2,300,000 remains available under the 2007 grant.

(12) COMMITMENTS

     On May 8, 2007, the Company signed an exclusive distribution agreement (the "Agreement") with Analogic Corporation under which the Company obtained worldwide exclusive rights to market the Analogic Lifegard(R) family of non-invasive patient monitors. Under the Agreement, Analogic would co-brand the devices and reconfigure its Lifegard II monitor to include the Company's MAXNIBP branded non-invasive blood pressure and other branded technologies. Accordingly, the Company would reimburse Analogic approximately $900,000 for such efforts. As of December 31, 2007, the Company had made payments to Analogic of $90,000 and had accrued an additional $130,500 for work completed under the contract.

     The Company leases operating facilities and certain equipment under non-cancellable operating leases.

     On September 6, 2007, the Company closed the sale and leaseback of its headquarters and manufacturing facility (the "Property"). Net proceeds from the sale were $2,791,529 of which $928,872 was used to retire the related outstanding mortgage debt. The gain of $1,346,373 realized on the sale has been deferred and will be recognized in operations as a reduction in rent expense over the term of the lease. The lease has an initial term of ten years expiring on September 6, 2017 and an option for two additional five-year periods. The lease provides for an annual base rent in years one through five of $244,800 and $268,800 in years six through ten. The Company recognizes rent expense on a straight-line basis over the ten years. Under the lease, the Company is responsible for the costs of utilities, insurance, taxes and maintenance expenses. Further, the Company is required to maintain at least $600,000 in cash and cash equivalents (increasing at 3% per annum) and net current assets of not less than $3,600,000.

     In addition, the Company has a right of first offer to lease any additional space or building built by the lessor on the Property, subject to certain restrictions. The Company also has the right to require the lessor to build an addition or additional building ("Expansion Premises"), subject to certain restrictions. Upon the delivery of any Expansion Premises, the term of the Lease would extend for a ten year term. The base rent for the Expansion Premises shall be the greater of the then prevailing market rent or an amount equal to a return on actual costs of construction of the greater of 250 basis points over the rate on ten year U.S. Treasury Notes, or

     8%. Upon delivery of the Expansion Premises, the lessor would assume obligations under the Company's existing leases of its adjacent properties, in exchange for a payment equal to three months rent and certain unamortized costs incurred with respect to these two facilities.

     Effective July 1, 2007, the Company entered into a five-year agreement to lease approximately 13,000 square feet of office space adjacent to two of the Company's other facilities. The lease provides for a minimum annual rent of $114,000 and requires the Company to pay its proportionate share of annual operating expenses including utilities, insurance, taxes and maintenance.

     Rent expense under above leases was $280,000 in 2007, $150,000 in 2006 and $140,000 in 2005. Future annual minimum rental payments as of December 31, 2007 to the expiration of the leases follow: 2008-$562,000; 2009-$450,000;
     2010-$386,000; 2011-$368,000; 2012-$315,000 and thereafter-$1,255,000.


(13) UNAUDITED QUARTERLY INFORMATION

     Unaudited quarterly financial information follows:

                                                   FIRST         SECOND           THIRD         FOURTH          TOTAL
                                                  QUARTER        QUARTER         QUARTER        QUARTER          YEAR
                                                  -------        -------         -------        -------          ----

     YEAR ENDED DECEMBER 31, 2007
     Net sales                                 $  9,289,332   $  7,962,396    $ 10,663,435   $ 10,317,242    $ 38,232,405
     Cost of products sold                        5,747,621      5,447,781       6,634,787      6,754,618      24,584,807
                                               ------------   ------------    ------------   ------------    ------------
     Gross profit                                 3,541,711      2,514,615       4,028,648      3,562,624      13,647,598
     Net income (loss)                               79,439       (300,618)        539,194        (11,555)        306,460
     Net income (loss) per common share (1):
           Basic                               $       0.01   $      (0.03)   $       0.05   $      (0.00)   $       0.03
           Diluted                             $       0.01   $      (0.03)   $       0.05   $      (0.00)   $       0.03


     YEAR ENDED DECEMBER 31, 2006

     Net sales                                 $  7,556,685   $  8,029,256    $  9,425,508   $ 10,190,562    $ 35,202,011
     Cost of products sold                        4,604,237      4,564,210       5,340,278      6,293,942      20,802,677
                                               ------------   ------------    ------------   ------------    ------------
     Gross profit                                 2,952,448      3,465,046       4,085,230      3,896,610      14,399,334
     Net income                                     140,255        350,841         719,906        535,699       1,746,701
     Net income per common share (1):
           Basic                               $       0.01   $       0.03    $       0.07   $       0.05    $       0.17
           Diluted                             $       0.01   $       0.03    $       0.06   $       0.04    $       0.14

     (1) The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods due to change the number of weighted average shares outstanding and the effects of rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

None.

Item 9A(T). Controls and Procedures
-----------------------------------

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2007. Based upon the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of that date.

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting
-----------------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in INTERNAL CONTROL -- INTEGRATED FRAMEWORK, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1,
31.2 and 32.1 to this report.

Item 9B. Other Information
--------------------------

None.

                                    PART III


Item 10. Directors, Executive Officers and Corporate Governance
---------------------------------------------------------------

Reference is made to the disclosure required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K contained in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 25, 2008, and to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation
-------------------------------

Reference is made to the disclosure required by Items 402 and 407 (e) (4) and
(e) (5) of Regulation S-K contained in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 25, 2008, and to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

Reference is made to the disclosure required by Item 403 of Regulation S-K contained in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 25, 2008, and to be filed with the Securities Exchange Commission.

The following table provides information regarding the Company's equity compensation plans as of December 31, 2007:

                                    Number of securities                          Number of securities
                                      to be issued upon       Weighted-average    remaining available
                                         exercise of         exercise price of    for future issuance
                                     outstanding options    outstanding options      under equity
     Plan Category                      and warrants          and warrants          compensation plans
     --------------------------------------------------------------------------------------------------
     Equity compensation plans
       approved by security holders        524,425                $ 2.11                 343,750

     Equity compensation plans
       not approved by security
       holders                            1,064,401                 0.50                     --
                                        -----------                                    ---------
     Total                                1,588,826               $ 1.03                 343,750
                                        ===========                                    =========

Securities remaining available for issuance under equity compensation plans approved by security holders are from the CAS Medical Systems, Inc. 2003 Equity Incentive Plan approved during 2004. The equity compensation plans not approved by security holders consist of warrants granted to an officer and directors of the Company as compensation for services rendered. These warrants have no expiration date. See Note 8 to the Company's Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director
---------------------------------------------------------------------
Independence
------------

Reference is made to the disclosure required by Item 404 of Regulation S-K contained in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 25, 2008, and to be filed with the Securities and Exchange Commission.

                                                                         Page 25
Item 14. Principal Accountant Fees and Services
-----------------------------------------------

Reference is made to the proposal regarding the approval of the Registrant's independent accountants contained in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 25, 2008, and to be filed with the Securities and Exchange Commission.


                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The Company's financial statements are included in response to Item 8 of this report.

     Report of Independent Registered Public Accounting Firm
     Financial Statements

         Consolidated Balance Sheets as of December 31, 2007 and 2006 Consolidated Statements of Operations for the Years Ended December 31,
           2007, 2006 and 2005
         Consolidated Statements of Changes in Shareholders' Equity for the
           Years Ended December 31, 2007, 2006 and 2005
         Consolidated Statements of Cash Flows for the Years Ended December 31,
           2007, 2006 and 2005
         Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

     None.

(3) Exhibits

     The Exhibits to this report are as set forth in the "Exhibit Index" on pages 26-27 of this report. Management contracts or compensatory plans or arrangements filed as an exhibit to this report is identified in the "Index to Exhibits" with an asterisk after the exhibit number.

                                  EXHIBIT INDEX


2.1 Stock Purchase Agreement dated May 15, 2005 between CAS Medical Systems, Inc., Statcorp, Inc., and the Stockholders of Statcorp Inc. (1)
3.1     Certificate of Incorporation of Registrant (2)
3.2     Amended and Restated Bylaws of Registrant (14)
10.1* Employment Agreement dated September 1, 1993 between Louis P. Scheps and CAS Medical Systems, Inc. (4)
10.2* Amendment Number One to Employment Agreement between Louis P. Scheps and CAS Medical Systems, Inc. (4)
10.3* Amendment Number Two to Employment Agreement between Louis P. Scheps and CAS Medical Systems, Inc. (4)
10.4* Amendment Number Three to Employment Agreement between Louis P. Scheps and CAS Medical Systems, Inc. (4)
10.5* Amendment Number Four to Employment Agreement between Louis P. Scheps and CAS Medical Systems, Inc. (3)
10.6* Amendment Number Five to Employment Agreement between Louis P. Scheps and CAS Medical Systems, Inc. (5)
10.7* Amendment Number Six to Employment Agreement between Louis P. Scheps and CAS Medical Systems, Inc. (6)
10.8*   1994 Employees' Incentive Stock Option Plan (7)
10.9*   CAS Medical Systems, Inc. Employee Stock Purchase Plan (8)
10.10*  CAS Medical Systems, Inc. 2003 Equity Incentive Plan (9)
10.11*  Form of Option Agreement (5)
10.12   Commercial Line of Credit Note and Loan Agreement with NewAlliance Bank
        (10)
10.13   Security Agreement with NewAlliance Bank (10)
10.14 Commercial Loan and Security Agreement between CAS Medical Systems, Inc., NewAlliance Bank and Statcorp Inc. (1)
10.15 Modification to Agreement between CAS Medical Systems, Inc. and NewAlliance Bank. (6)
10.16   Commercial Line of Credit Note and Loan Agreement dated October 27, 2006
        (11)
10.17   Security Agreement in favor of NewAlliance Bank dated October 27, 2006
        (11)
10.18* Employment Agreement between Andrew E. Kersey and CAS Medical Systems, Inc. effective April 1, 2007 (12)
10.19 Purchase and Sale Agreement between CAS Medical Systems, Inc. and Davis Marcus Partners, Inc. (13)
10.20 Lease Agreement between CAS Medical Systems, Inc. and DMP New Branford, LLC (13)
10.21 Commercial Loan Agreement dated February 11, 2008 between CAS Medical Systems, Inc. and NewAlliance Bank (15)
10.22   Commercial Revolving Promissory Note dated February 11, 2008 (15)
10.23   Security Agreement dated February 11, 2008 in favor of NewAlliance Bank
        (15)
21.1    Subsidiaries of the Registrant
23.1    Consent of Independent Registered Public Accounting Firm
31.1    Certification of CEO Pursuant to Rule 13a-14
31.2    Certification of CFO Pursuant to Rule 13a-14
32.1    Certification of CEO and CFO Pursuant to 18 U.S.C. 1350

--------------------------------------------------------------------------------

(1)  Incorporated by reference to the Company's Form 8-K/A filed July 29, 2005
(2) Incorporated by reference to the Company's Registration Statement, dated April 15, 1985, filed with the Securities and Exchange Commission
(3)  Incorporated by reference to the Company's Form 10-KSB filed March 29, 2004
(4)  Incorporated by reference to the Company's Form 10-KSB filed March 28, 2003

(5)  Incorporated by reference to the Company's Form 10-KSB filed March 31, 2005
(6)  Incorporated by reference to the Company's Form 10-QSB filed November 14,
     2005
(7)  Incorporated by reference to the Company's Form S-8 filed October 4, 2000
(8)  Incorporated by reference to the Company's Form S-8 filed June 10, 2004
(9)  Incorporated by reference to the Company's Form S-8 filed June 10, 2004
(10) Incorporated by reference to the Company's Form 10-QSB filed November 12, 2004
(11) Incorporated by reference to the Company's Form 8-K filed October 30, 2006
(12) Incorporated by reference to the Company's Form 10-KSB filed March 19, 2007
(13) Incorporated by reference to the Company's Form 8-K filed September 10,
     2007
(14) Incorporated by reference to the Company's Form 8-K filed November 30, 2007
(15) Incorporated by reference to the Company's Form 8-K filed February 14, 2008

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAS MEDICAL SYSTEMS, INC.
-------------------------

(Registrant)


/s/ Andrew E. Kersey                                     Date:  March 18, 2008
----------------------------
By: Andrew E. Kersey
    President and Chief
    Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Louis P. Scheps                                      Date:  March 18, 2008
----------------------------
Louis P. Scheps, Chairman
of the Board


/s/ Lawrence Burstein                                    Date:  March 18, 2008
----------------------------
Lawrence Burstein, Director


/s/ Jerome Baron                                         Date:  March 18, 2008
----------------------------
Jerome Baron, Director


/s/ Saul Milles                                          Date:  March 18, 2008
----------------------------
Saul Milles, Director


/s/ Andrew E. Kersey                                     Date:  March 18, 2008
----------------------------
Andrew E. Kersey, President,
Chief Executive Officer and
 Director


/s/ Jeffery A. Baird                                     Date:  March 18, 2008
----------------------------
Jeffery A. Baird, Chief
Financial Officer (Chief
Financial and Accounting
Officer)