Form 10-Q
period 2008-03-31
CAS MEDICAL SYSTEMS INC
filed 2008-05-06
CIK 764579

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 2008


                         Commission File Number 0-13839



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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.004 par value 10,937,799 shares as of April 30, 2008.
================================================================================

                                                                       Form 10-Q
                                                                  March 31, 2008
                                                                          Page 2

                                      INDEX
                                                                            Page
PART I       Financial Information                                           No.
------       ---------------------                                          ----

  Item 1     Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets as of March 31, 2008
             and December 31, 2007                                            3

             Condensed Consolidated Statements of Income for the Three
             Months Ended March 31, 2008 and 2007                             5

             Condensed Consolidated Statements of Cash Flow for the Three
             Months Ended March 31, 2008 and 2007                             6

             Notes to Condensed Consolidated Financial Statements             7

  Item 2     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       10

  Item 3     Quantitative and Qualitative Disclosures about Market Risk      14

  Item 4T    Controls and Procedures                                         15

PART II         Other Information

  Item 1     Legal Proceedings                                               15

  Item 6     Exhibits                                                        15

  Signatures                                                                 16

                                                                       Form 10-Q
                                                                  March 31, 2008
                                                                          Page 3

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                            CAS Medical Systems, Inc.

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                   (Unaudited)

Assets
------                                               March 31,     December 31,
                                                       2008            2007
                                                   ------------    ------------
Current Assets:
     Cash and cash equivalents                     $    713,690    $    666,722
     Accounts receivable, net of allowance            4,401,639       4,947,300
     Recoverable income taxes                           328,366         230,458
     Inventories                                     10,489,201      10,021,118
     Deferred income taxes                              793,265         474,265
     Other current assets                               384,174         414,204
                                                   ------------    ------------

Total current assets                                 17,110,335      16,754,067

Property and equipment                                5,742,547       5,327,755
     Accumulated depreciation and amortization       (3,231,417)     (2,987,030)
                                                   ------------    ------------
                                                      2,511,130       2,340,725

Intangible and other assets, net                        958,445         846,602

Goodwill                                              3,379,021       3,379,021

Deferred income taxes                                   543,527         567,971
                                                   ------------    ------------

Total assets                                       $ 24,502,458    $ 23,888,386
                                                   ============    ============

                                                                       Form 10-Q
                                                                  March 31, 2008
                                                                          Page 4

                            CAS Medical Systems, Inc.

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                   (Unaudited)

                                                                  March 31,     December 31,
Liabilities and Stockholders' Equity                                2008            2007
------------------------------------                            ------------    ------------
Current Liabilities:
      Current portion of long-term debt                         $    586,626    $    577,453
      Line-of-credit                                               2,355,752       2,249,349
      Notes payable                                                   17,577          71,537
      Accounts payable                                             3,509,449       2,505,460
      Accrued expenses                                             1,014,448         962,154
                                                                ------------    ------------
            Total current liabilities                              7,483,852       6,365,953

Long-term debt, less current portion                               2,172,080       2,322,561
Deferred gain on sale and leaseback of property                    1,269,679       1,303,338
Income taxes payable                                                 147,875         145,125

Stockholders' Equity:
      Series A cumulative convertible preferred stock,
         $.001 par value per share, 1,000,000 shares
         authorized, no shares issued or outstanding                    --              --
      Common stock, $.004 par value per share, 40,000,000
         shares authorized, 11,031,399 and 10,984,785 shares
         issued at March 31, 2008 and December 31, 2007,
         respectively, including shares held in treasury              43,646          43,575
      Common stock held in treasury, at cost  - 86,000 shares       (101,480)       (101,480)
      Additional paid-in capital                                   6,096,390       5,889,007
      Retained earnings                                            7,390,416       7,920,307
                                                                ------------    ------------
      Total stockholders' equity                                  13,428,972      13,751,409
                                                                ------------    ------------
Total liabilities and stockholders' equity                      $ 24,502,458    $ 23,888,386
                                                                ============    ============

See accompanying notes.

                                                                       Form 10-Q
                                                                  March 31, 2008
                                                                          Page 5

                            CAS Medical Systems, Inc.

                   Condensed Consolidated Statements of Income
                   -------------------------------------------
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                       2008            2007
                                                   ------------    ------------

Net sales                                          $  8,961,551    $  9,289,332

Cost of sales                                         6,281,396       5,747,621
                                                   ------------    ------------

Gross profit                                          2,680,155       3,541,711

 Operating expenses:
     Research and development                           511,326         854,717
     Selling, general and administrative              3,020,873       2,510,496
                                                   ------------    ------------
                                                      3,532,199       3,365,213
                                                   ------------    ------------

Operating (loss) income                                (852,044)        176,498

Interest expense                                         72,097          57,932
                                                   ------------    ------------

(Loss) income before income taxes                      (924,141)        118,566

Income taxes (benefit)                                 (394,250)         39,127
                                                   ------------    ------------

Net (loss) income                                  $   (529,891)   $     79,439
                                                   ============    ============

(Loss) earnings per common share:

     Basic                                         ($      0.05)   $       0.01
                                                   ============    ============

     Diluted                                       ($      0.05)   $       0.01
                                                   ============    ============

Weighted average number of common shares
  outstanding:
     Basic                                           10,781,292      10,604,925
                                                   ============    ============

     Diluted                                         10,781,292      12,057,423
                                                   ============    ============


See accompanying notes.

                                                                       Form 10-Q
                                                                  March 31, 2008
                                                                          Page 6

                            CAS Medical Systems, Inc.

                 Condensed Consolidated Statements of Cash Flow
                 ----------------------------------------------
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                          2008           2007
                                                                      -----------    -----------
OPERATING ACTIVITIES:
  Net (loss) income                                                   $  (529,891)   $    79,439
  Adjustments to reconcile net (loss) income
  to net cash provided (used) by operating activities:
    Depreciation and amortization                                         269,828        158,847
    Deferred income taxes                                                (294,556)       (37,675)
    Non-cash stock compensation                                           140,493         93,801
    Amortization of deferred gain on sale and leaseback of property       (33,659)          --
    Changes in operating assets and liabilities:
       Accounts receivable                                                545,661        444,378
       Inventories                                                       (468,083)      (414,728)
       Other current assets                                                30,030         75,908
       Recoverable income taxes, net                                      (97,908)       (75,178)
        Income taxes                                                        2,750           --
       Accounts payable and accrued expense                             1,056,283       (469,822)
                                                                      -----------    -----------
    Net cash provided (used) by operating activities                      620,948       (145,030)
                                                                      -----------    -----------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (414,792)      (380,363)
  Purchase of intangible assets                                          (137,284)       (62,206)
                                                                      -----------    -----------
    Net cash used by investing activities                                (552,076)      (442,569)
                                                                      -----------    -----------

FINANCING ACTIVITIES:
  Repayments of long-term debt                                           (141,308)      (149,666)
  Repayments of notes payable                                             (53,960)       (40,167)
  Borrowings from line-of-credit, net                                     106,403           --
  Tax benefits from exercise of warrants                                     --          146,979
  Tax effect from vesting of restricted stock                              (7,347)          --
  Proceeds from issuance of common stock                                   74,308        110,452
                                                                      -----------    -----------
     Net cash (used) provided by financing activities                     (21,904)        67,598
                                                                      -----------    -----------

Change in cash and cash equivalents                                        46,968       (520,001)

Cash and cash equivalents, beginning of period                            666,722      1,334,535
                                                                      -----------    -----------

Cash and cash equivalents, end of period                              $   713,690    $   814,534
                                                                      ===========    ===========

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for interest                            $    68,432    $    57,932
  Cash paid during the period for income taxes, net                   $     2,812    $     5,600

See accompanying notes.

                                                                       Form 10-Q
                                                                  March 31, 2008
                                                                          Page 7

                            CAS Medical Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2008

(1) The Company

     CAS Medical Systems, Inc. ("CAS") and its wholly-owned subsidiary, Statcorp, Inc. ("Statcorp") operate as one reportable business segment. Together, CAS and Statcorp (collectively, the "Company" or "CASMED") develop, manufacture and distribute diagnostic equipment and medical products for use in the healthcare and medical industry. These products - specifically blood pressure measurement technology, vital signs measurement equipment, cardio-respiratory monitoring equipment, cerebral oximetry monitoring, and supplies for neonatal intensive care - are sold by CASMED through its own sales force, via distributors, manufacturers representatives and pursuant to original equipment manufacturer agreements both internationally and in the United States. The Company has several other products in various stages of development that it believes will add to and complement its current product lines.

(2) Basis of Presentation

     The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2007. The condensed consolidated balance sheet as of December 31, 2007 was derived from the audited financial statements for the year then ended.

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

                                                                       Form 10-Q
                                                                  March 31, 2008
                                                                          Page 8

(4) Inventories

      Inventories consisted of:
                                           March 31,      December 31,
                                             2008             2007
                                         -----------      -----------

     Raw materials                       $ 7,685,108      $ 7,481,065
     Work-in-process                          35,482          187,134
     Finished goods                        2,768,611        2,352,919
                                         -----------      -----------
                                         $10,489,201      $10,021,118
                                         ===========      ===========


(5) Earnings per Common Share

     A summary of the denominators used to compute basic and diluted earnings per share follows:

                                                          Three Months Ended
                                                               March 31,
                                                          2008          2007
                                                       ----------    ----------
     Weighted average shares outstanding, net
       of restricted shares - used to compute
       basic (loss) earnings per share                 10,781,292    10,604,925


     Dilutive effect of restricted shares, and
       outstanding warrants and options                       --      1,452,498
                                                       ----------    ----------

     Weighted average shares of dilutive
       securities outstanding - used to compute
       diluted (loss) earnings per share               10,781,292    12,057,423
                                                       ==========    ==========

(6) Stock-Based Compensation

     Stock compensation expense was $140,693 and $93,801 for the three-month periods ended March 31, 2008 and 2007.

     As of March 31, 2008, the unrecognized stock-based compensation cost related to non-vested restricted stock awards was $739,389. Such amount, reduced for forfeiture related estimates, will be recognized in operations over a weighted average period of 2.10 years.

                                                                       Form 10-Q
                                                                  March 31, 2008
                                                                          Page 9


     The following table summarizes the Company's stock option information as of, and for the three-month period ended March 31, 2008:

                                                                      Aggregate     Weighted-Average
                                        Option    Weighted-Average    Intrinsic     Contractual Life
                                        Shares     Exercise Price      Value(1)    Remaining in Years
                                       -------     --------------      --------    ------------------
Outstanding at December 31, 2007       524,425        $ 2.11            $ 3.39
Granted                                 20,000          4.63
Cancelled                              (10,000)         2.17
Exercised                               (3,000)         4.99
                                       -------
Outstanding at March 31, 2008          531,425          2.15            $ 2.15            6.04
Exercisable at March 31, 2008          509,758        $ 2.04            $ 2.26            5.88

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

     The weighted-average grant date fair value of stock options granted during the three-month period ended March 31, 2008 was $3.74 per share. The total intrinsic value of stock options exercised during the three-month period ended March 31, 2008 was $9,785.

     The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                        Three Months Ended
                                                 March 31, 2008   March 31, 2007
                                                 --------------   --------------

Weighted-average expected stock-price volatility     65.0%           130.0%
Weighted-average expected option life                 4.2 years        7.0 years
Average risk-free interest rate                       3.74%            4.72%
Average dividend yield                                0.0%             0.0%

     During the first quarter of 2008, the Company issued an aggregate of 35,000 shares of restricted stock to its officers under its 2003 Equity Incentive Plan. The restricted stock vests ratably over thirty-six months from date of grant. The weighted average value of the stock and the aggregate fair value of the stock issued was $4.35. Stock compensation expense of $4,229 has been recognized at March 31, 2008 related to the restricted shares. The unamortized stock compensation expense associated with the restricted shares as of March 31, 2008 is $148,021 and will be recognized ratably through March 31, 2011.

(7) Recent Accounting Pronouncements

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company's financial

                                                                       Form 10-Q
                                                                  March 31, 2008
                                                                         Page 10

statements. The Company does not believe that the adoption of SFAS 157 to non-financial assets and liabilities will significantly effect its financial statements.

     In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Liabilities--including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but not are limited to, accounts receivable, accounts payable, and issued debt. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will apply the provisions of SFAS 141 (R) to any acquisition after January 1, 2008.

     In December 2007, the FASB issued SFAS No. 160, "Accounting for Non-controlling Interests." SFAS 160 clarifies the classification of non-controlling interests in consolidated balance sheets and reporting transactions between the reporting entity and holders of non-controlling interests. Under this statement, non-controlling interests are considered equity and reported as an element of consolidated equity. Further, net income encompasses all consolidated subsidiaries with disclosure of the attribution of net income between controlling and non-controlling interests. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008. Currently, there are no non-controlling interests in any of the Company's subsidiaries.

(8) Income Taxes

     The income tax benefit of $394,250 recorded for the three months ended March 31, 2008 reflects an expected effective income tax rate of approximately 43% for 2008 and varies from the statutory rate as a result of anticipated state and federal R&D tax credits partially offset by non-deductible stock compensation expense. The provision for income taxes of $39,127 for the three months ended March 31, 2007 reflects an effective tax rate of 33% resulting primarily from estimated state and federal R&D tax credits partially offset by non-deductible stock compensation expense.

     Recoverable income taxes consist of state tax carryforwards exchanged for reduced cash receipts payable to the Company and estimated state and federal tax refunds generated from net operating losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

     Certain statements included in this report, including without limitation statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not

                                                                       Form 10-Q
                                                                  March 31, 2008
                                                                         Page 11

limited to, the following: foreign currency fluctuations, regulations and other economic and political factors which affect the Company's ability to market its products internationally, new product introductions by the Company's competitors, increased price competition, dependence upon significant customers, availability and cost of components for the Company's products, the impact of any adverse litigation, marketplace acceptance for the Company's new products, FDA and other governmental regulatory and enforcement actions, changes to federal research and development grant programs presently utilized by the Company and other factors described in greater detail in the Company's most recent annual report on Form 10-K.

Results of Operations

     For the three months ended March 31, 2008, the Company reported a net loss of $530,000 or ($0.05) per basic and diluted common share compared to net income of $79,000 or $0.01 per diluted common share reported for the three months ended March 31, 2007. The net loss resulted largely from shortfalls in sales to U.S. customers, significant effects of product mix which affected gross margins, and on-going sales and marketing related spending for the Company's Fore-Sight cerebral oximeter products. Pre-tax (loss) income for the three-month periods ended March 31, 2008 and 2007 was also affected by approximately $140,000 and $94,000 respectively, of stock compensation expense.

     Orders received for the Company's products for the three months ended March 31, 2008, totaled $10.8 million compared to $7.7 million for the first three months of the prior year. This resulted in a backlog of orders for the Company's products totaling $4.4 million (an increase of $1.9 million over the beginning of the first quarter of 2008) of which approximately $3.0 million is planned for shipment during the second quarter ending June 30, 2008.

     The Company generated revenues of $8,962,000 for the three months ended March 31, 2008, a decrease of $327,000 or 4%, compared to revenues of $9,289,000 for the three months ended March 31, 2007. The following table provides information with respect to revenues by major category:

                           Three Months Ended   Three Months Ended     Increase/
($000's)                      March 31, 2008       March 31, 2007     (Decrease)
                              --------------       --------------     ----------


Low Acuity Products              $ 3,508               $ 4,471         $  (963)
High Acuity Products                 274                     0             274
Blood Pressure Measurement
  Technology                       1,360                 1,368              (8)
Supplies/Service                   3,820                 3,450             370
                                 -------               -------         -------
                                 $ 8,962               $ 9,289         $  (327)
                                 =======               =======         =======


Domestic Sales                     6,333                 6,998            (665)
International Sales                2,629                 2,291             338
                                 -------               -------         -------
                                 $ 8,962               $ 9,289         $  (327)
                                 =======               =======         =======

     Low acuity product revenues for the three months ended March 31, 2008 decreased $963,000 or 22% as a result of decreases in sales of vital signs monitors and accessories to U.S. customers. Sales for the first three months of 2008 were substantially lower than sales for the first three months of 2007. Prior year sales included several significant shipments for orders received but not shipped during the fourth quarter of 2006 including a large sale to the Department of Veterans Affairs ("VA"), a major customer group of the Company. Reductions in sales of vital signs products to U.S. customers were partially offset by increases in sales of these products to our international customers. Vital signs sales include Analogic products developed and manufactured by Analogic Corporation and sold by CASMED under its exclusive worldwide sales and marketing agreement with Analogic. Also, vital signs product sales into the veterinary market, which accounted for approximately 19% of low-acuity product sales, were approximately 2% below veterinarian product sales for the first three months of the prior year.

                                                                       Form 10-Q
                                                                  March 31, 2008
                                                                         Page 12

     High-acuity sales represent sales of the Company's Fore-Sight cerebral oximetry monitors and sensors. During the first quarter ended March 31, 2008, the Company placed approximately thirty monitors with customers at no charge. Under these arrangements, customers are entitled to use the Company's monitors at no charge in exchange for purchase orders for Fore-Sight sensors. Approximately $245,000 of sensor sales were recorded in the three months ended March 31, 2008. The Company began marketing the Fore-Sight technology during the second quarter of 2007.

     Blood pressure measurement technology sales of $1,360,000 for the first three months of 2008 approximated those sales for the same three months of the prior year.

     Supplies and service sales increased $370,000 or 11% to $3,820,000 for the three months ended March 31, 2008 from $3,450,000 for the first three months of the prior year. Sales of blood pressure cuffs accounted for the entirety of the increase in sales in this category and increased 17% for the three months ended March 31, 2008 compared to the first three months of the prior year.

     Sales to the U.S. market accounted for $6,333,000 or 71% of the total revenues reported for the three months ended March 31, 2008, a decrease of $665,000 or 10% from the $6,998,000 reported for the three months ended March 31, 2007. International sales accounted for $2,629,000 or 29% of the total revenues reported for the three months ended March 31, 2008, an increase of $338,000 or 42% over the first three months of the prior year at which time international sales accounted for approximately 25% of total revenues.

     Costs of sales was $6,281,000 or 70.0% of revenues for the three months ended March 31, 2008 compared to $5,748,000 or 61.9% for the first three months of the prior year. The increase in cost of sales as a percentage of revenues was largely related to the shortfall in U.S. vital signs products sales and a significant increase in sales of vital signs products sales to international customers which normally carries lower average gross margins than sales to U.S. customers. Further, sales of blood pressure cuffs which historically carry lower gross margins than our monitor products, increased by 17% for the three months ended March 31, 2008 over the first three months of the prior year and accounted for nearly 31% of total sales versus approximately 25% for the prior year. Indirect manufacturing expenses also increased as a percentage of cost of sales as a result of the lower shipment levels. The Company is presently focused on a number of initiatives to improve gross profit rates for the balance of 2008 including raw material and component cost reductions, price increases where appropriate, improved inventory management including inventory controls, product procurement and organizational changes, and enhancements to manufacturing productivity.

     Operating expenses for the three months ended March 31, 2008 increased $167,000 or 5.0% to $3,532,000 from $3,365,000 for the three months ended March 31, 2007.

     R&D expenses decreased $344,000 or 40.1% to $511,000 or 5.7% of revenues for the three months ended March 31, 2008 compared to $855,000 or 9.2% of revenues for the three months ended March 31, 2007. Reductions in project materials, outside professional services, stock compensation amortization and NIH reimbursements of $130,000 were partially offset by increases in facilities costs and depreciation expense. During 2007, the Company incurred substantial expenses finalizing the development of the Fore-sight cerebral oximeter monitor and sensors which was launched during the second quarter of 2007. R&D expenses are reported on a net basis, after reimbursements from the National Institutes of Health ("NIH") pertaining to the Company's Near-Infrared Spectroscopy ("NIRS") technology. As of March 31, 2008, a maximum of approximately $2.1 million remains available under the $2.7 million multi-year NIH award received during 2007.

     Selling, general and administrative expenses ("S,G&A") increased $511,000 or 20.3% to $3,021,000, representing 33.7% of revenues for the three months ended March 31, 2008 compared to $2,510,000 or 27.0% of revenues for the three months ended March 31, 2007. Sales and marketing expenses directly associated with the NIRS cerebral oximetry effort totaled $675,000 and accounted for $218,000 or 67.0% of the overall increase in sales and marketing expenses of $327,000. Such expenses included clinical specialist salaries and related benefits and travel and entertainment expenses and increased tradeshows, advertising and product sample expenses. Marketing expenses not associated with the NIRS effort decreased $59,000 as a result of decreased salaries and related expenses, product literature costs and facilities expense. Sales expenses increased $169,000 or 17.6% as a result of certain U.S. field

                                                                       Form 10-Q
                                                                  March 31, 2008
                                                                         Page 13

sales restructuring costs including severance payments, recruitment costs and increased salesmen product sample expenses, and increased international selling expenses including travel and entertainment expenses, consultant fees and commission expenses partially driven by increased personnel levels. Partially offsetting these increases were reductions in U.S. field sales commissions resulting from lower sales levels. General and administrative ("G&A") expenses increased $183,000 or 23.3% to $969,000 during the three months ended March 31, 2008 compared to $786,000 for the first three months of the prior year as a result of increased salaries and related benefits primarily driven by additional personnel, insurance costs, Sarbanes Oxley and strategic planning consulting costs, patent related legal fees, recruitment fees and stock compensation expense partially offset by reduced investor relations costs and company-wide bonuses for 2007 accrued in the first quarter of that year .

     Interest expense increased to $72,000 for the three months ended March 31, 2008 compared to $58,000 for the three months ending March 31, 2007. The increase in interest expense resulted primarily from advances under the Company's line-of-credit partially offset by long-term debt repayments.

     The income tax benefit of $394,000 for the three-months ended March 31, 2008 reflects a combined estimated federal and state effective tax rate of 43% and varies from the statutory rate as a result of anticipated state and federal R&D tax credits partially offset by non-deductible expenses including stock compensation expense. The provision for income taxes for the three months ended March 31, 2007 resulted in an effective tax rate of 33% due to non-deductible stock compensation expense partially offset by state and federal R&D tax credits.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     At March 31, 2008, the Company's cash and cash equivalents totaled $714,000 compared to $667,000 at December 31, 2007. Working capital decreased $762,000 to $9,626,000 at March 31, 2008, from $10,388,000 on December 31, 2007. The
Company's current ratio decreased to 2.29 to 1 from 2.81 to 1.

     Cash provided by operations for the three months ended March 31, 2008 was $621,000 compared to cash used of $145,000 for the first three months of the prior year. Increases in accounts payable and accrued expenses of $1,056,000 and reductions in accounts receivable of $546,000 were largely responsible for the cash provided by operations for the first three months of 2008 and were partially offset by increases in inventories of $468,000 and deferred income taxes of $295,000. Increases in inventories since December 31, 2007 were primarily caused by purchases of Fore-Sight cerebral oximeter components and Fore-Sight sales demonstration equipment requirements, purchases of finished products from Analogic and shortfalls in overall planned sales for the first three months of 2008. The Company has made significant investments in Fore-Sight inventories based upon sales expectations, long-lead time items and the ability to respond rapidly to customer evaluation opportunities. During the twelve months ended March 31, 2008, inventories have increased $3,266,000 of which approximately $2,745,000 is related to Fore-Sight and Analogic products which were not being marketed for sale as of that date. The balance of the inventory build-up is related to our vital signs component parts which levels would have been reduced if the Company had achieved its sales goals for the first quarter of 2008.

     Cash used in investing activities was $552,000 for the three months ended March 31, 2008 compared to cash used of $443,000 for the first three months of the prior year. Expenditures for property and equipment of $415,000 during the three months ended March 31, 2008 were driven by Fore-Sight cerebral oximeter units at customer sites and clinical research locations. Prior year expenditures reflected $380,000 of spending for leasehold improvements, manufacturing equipment and engineering equipment. Spending for intangible assets of $137,000 for the first three months of 2008 primarily included accrued contract costs, deferred finance charges associated with the Company's amended line-of-credit agreement and patent costs.

     Cash used in financing activities for the three months ended March 31, 2008 was $22,000 compared to cash provided of $68,000 for the first three months of the prior year. Repayments of long-term debt of $141,000 and $54,000 of repayments of insurance notes were partially offset by advances from the Company's line-of-credit of $106,000.

                                                                       Form 10-Q
                                                                  March 31, 2008
                                                                         Page 14

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

     Subsequent to March 31, 2008, the Company's management implemented cost reduction efforts to improve its income levels and cash from operations. Such reductions include personnel, planned consolidation of leased space, product cost reductions, and reductions in advertising, promotions and other non-discretionary spending. The Company has achieved certain component cost reductions and is implementing price increases where appropriate. The Company expects to continue to incur expenditures associated with the NIRS cerebral oximetry technology and the related Fore-Sight oximeter market penetration. Such spending includes on-going R&D and further clinical studies, sales and marketing expenses. As a result of the changes and plans referred to above, management expects to limit its further borrowing needs under the line-of-credit for the remainder of 2008. The Company believes that its sources of funds consisting of cash and cash equivalents and funds available from the revolving credit facility will be sufficient to meet its current and expected short-term requirements. The Company may also pursue other financing alternatives to meet its capital needs although it is uncertain that, if needed, it would be able to find additional sources of funds on commercially acceptable terms to support the Company's long-term initiatives.

Critical Accounting Policies and Estimates
------------------------------------------

     The Company's discussion and analysis of financial condition and results of operations are based on the condensed financial statements. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them. The Company's critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation, post-retirement health benefit, and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional information about the Company's critical accounting policies and estimates, see Note 3 to the financial statements included in the Company's Form 10-K for the year ended December 31, 2007. There were no significant changes in critical accounting policies and estimates during the three months ended March 31, 2008.

     New accounting pronouncements and the Company's assessment of their impact on the financial statements are disclosed in Note 8 to the notes to condensed consolidated financial statements contained herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

     The Company has certain exposures to market risk related to changes in interest rates. The Company has an outstanding line-of-credit agreement, under which there were borrowings of $2,355,752 at March 31, 2008. The line-of-credit agreement, amended as of February 11, 2008 bears interest at variable rates based on prime rate indices. The Company holds no derivative securities for trading purposes and is not subject in any material respect to currency or other commodity risk.

                                                                       Form 10-Q
                                                                  March 31, 2008
                                                                         Page 15

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2008. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

     There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

     Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2 and 32.1 to this report.


                          PART II - OTHER INFORMATIION
                          ----------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     The manufacture and sale of our products exposes us to product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, our products or use of our products with components or systems not manufactured or sold by us. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages. We are currently a defendant in a pending product liability action, which is likely to be scheduled for trial in late 2008. Although we believe that our product liability insurance is sufficient to cover any damages and costs that are likely with respect to this matter, there can be no assurance that this will be the case with respect to any future matters. Furthermore, we may not be able to obtain insurance in the future at satisfactory rates or in adequate amounts. In addition, publicity pertaining to the misuse or malfunction of, or design flaws in, our products could impair our ability to successfully market and sell our products and could lead to product recalls.

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

                                                                       Form 10-Q
                                                                  March 31, 2008
                                                                         Page 16

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAS MEDICAL SYSTEMS, INC.
-------------------------
(Registrant)


/s/ Andrew E. Kersey                                        Date: May 6, 2008
---------------------------------
By: Andrew E. Kersey
    President and Chief Executive Officer



/s/ Jeffery A. Baird                                        Date: May 6, 2008
---------------------------------
By: Jeffery A. Baird
    Chief Financial Officer