Form 10-Q
period 2008-06-30
CAS MEDICAL SYSTEMS INC
filed 2008-08-06
CIK 764579

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

                  For the Quarterly Period Ended June 30, 2008

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.004 par value 11,304,235 shares as of August 1, 2008.
================================================================================

                                      INDEX

PART I     Financial Information                                        Page No.
------     ---------------------                                        --------

  Item 1   Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of
           June 30, 2008 and December 31, 2007                              3

           Condensed Consolidated Statements of Operations
           for the Three and Six Months Ended June 30, 2008
           and 2007                                                         5

           Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 2008 and 2007                  6

           Notes to Condensed Consolidated Financial Statements             7

  Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       11

  Item 3   Quantitative and Qualitative Disclosures about Market Risk      16

  Item 4   Controls and Procedures                                         16

PART II    Other Information
-------    -----------------

  Item 1   Legal Proceedings                                               17

  Item 4   Submission of Matters to a Vote of Security Holders             17

  Item 6   Exhibits                                                        18

  Signatures                                                               19

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                            CAS Medical Systems, Inc.

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                   (Unaudited)

Assets                                              June 30,      December 31,
------                                                2008            2007
                                                  ------------    ------------
Current Assets:
     Cash and cash equivalents                    $    910,793    $    666,722
     Accounts receivable, net of allowance           4,484,316       4,947,300
     Recoverable income taxes                          174,922         230,458
     Inventories                                    11,128,086      10,021,118
     Deferred income taxes                             873,265         474,265
     Other current assets                              560,709         414,204
                                                  ------------    ------------

Total current assets                                18,132,091      16,754,067

Property and equipment:
      Property and equipment                         5,399,502       5,055,395
      Equipment at customers                           848,878         272,360
                                                  ------------    ------------
                                                     6,248,380       5,327,755
      Accumulated depreciation and amortization     (3,504,138)     (2,987,030)
                                                  ------------    ------------
                                                     2,744,242       2,340,725
Other Assets (net):
Intangible and other assets                          1,143,012         846,602
Goodwill                                             3,379,021       3,379,021
Deferred income taxes                                  531,083         567,971
                                                  ------------    ------------
                                                     5,053,116       4,793,594

Total assets                                      $ 25,929,449    $ 23,888,386
                                                  ============    ============

                            CAS Medical Systems, Inc.

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                   (Unaudited)

                                                                               June 30,      December 31,
Liabilities and Stockholders' Equity                                             2008            2007
------------------------------------                                         ------------    ------------
Current Liabilities:
      Current portion of long-term debt                                      $    595,669    $    577,453
      Line-of-credit                                                            2,544,925       2,249,349
      Notes payable                                                               160,505          71,537
      Accounts payable                                                          3,753,498       2,505,460
      Accrued expenses                                                            964,799         962,154
                                                                             ------------    ------------

            Total current liabilities                                           8,019,396       6,365,953

Long-term debt, less current portion                                            2,020,010       2,322,561
Deferred gain on sale and leaseback of property                                 1,236,019       1,303,338
Income taxes payable                                                              150,625         145,125

Stockholders' Equity:
      Series A cumulative convertible preferred stock, $.001 par value per share, 1,000,000 shares authorized, no
         shares issued or outstanding                                                --              --
      Common stock, $.004 par value per share, 40,000,000
         shares authorized, 11,369,432 and 10,984,785 shares
         issued at June 30, 2008 and December 31, 2007,
         respectively, including shares held in treasury                           45,054          43,575
      Common stock held in treasury, at cost - 86,000 shares                     (101,480)       (101,480)
      Additional paid-in capital                                                7,201,417       5,889,007
      Retained earnings                                                         7,358,408       7,920,307
                                                                             ------------    ------------

      Total stockholders' equity                                               14,503,399      13,751,409
                                                                             ------------    ------------
Total liabilities and stockholders' equity                                   $ 25,929,449    $ 23,888,386
                                                                             ============    ============

See accompanying notes.

                            CAS Medical Systems, Inc.

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                   (Unaudited)

                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
                                                            2008            2007            2008            2007
                                                        ------------    ------------    ------------    ------------
Net Sales                                               $ 10,542,919    $  7,962,396    $ 19,504,470    $ 17,251,728

Cost of Sales                                              7,051,041       5,447,781      13,332,437      11,195,402
                                                        ------------    ------------    ------------    ------------

Gross Profit                                               3,491,878       2,514,615       6,172,033       6,056,326

 Operating Expenses:
     Research and development                                466,639         430,683         977,965       1,285,400
     Selling, general and administrative                   3,052,337       2,472,621       6,073,210       4,983,117
                                                        ------------    ------------    ------------    ------------
                                                           3,518,976       2,903,304       7,051,175       6,268,517

Operating loss                                               (27,098)       (388,689)       (879,142)       (212,191)

Interest expense                                              71,160          59,995         143,257         117,927
                                                        ------------    ------------    ------------    ------------

Loss before income taxes                                     (98,258)       (448,684)     (1,022,399)       (330,118)

Income tax benefit                                           (66,250)       (148,066)       (460,500)       (108,939)
                                                        ------------    ------------    ------------    ------------

Net Loss                                                $    (32,008)   $   (300,618)   $   (561,899)   $   (221,179)
                                                        ============    ============    ============    ============

Loss per common share:

     Basic                                              $      (0.00)   $      (0.03)   $      (0.05)   $      (0.02)
                                                        ============    ============    ============    ============

     Diluted                                            $      (0.00)   $      (0.03)   $      (0.05)   $      (0.02)
                                                        ============    ============    ============    ============

Weighted average number of Common shares outstanding:
     Basic                                                10,989,920      10,671,575      10,885,606      10,638,250
                                                        ============    ============    ============    ============

     Diluted                                              10,989,920      10,671,575      10,885,606      10,638,250
                                                        ============    ============    ============    ============

See accompanying notes.

                            CAS Medical Systems, Inc.

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------
                                   (Unaudited)

                                                                           Six Months Ended
                                                                               June 30,
                                                                          2008           2007
                                                                      -----------    -----------
OPERATING ACTIVITIES:
  Net loss                                                            $  (561,899)   $  (221,179)
  Adjustments to reconcile net loss to
  net cash provided (used) by operating activities:
    Depreciation and amortization                                         573,779        341,474
    Deferred income taxes                                                (362,112)       147,000
    Non-cash stock compensation                                           231,315        131,134
    Amortization of deferred gain on sale and leaseback of property       (67,319)          --
    Changes in operating assets and liabilities:
       Accounts receivable                                                462,984         87,906
       Inventories                                                     (1,106,968)    (1,348,491)
       Other current assets                                              (146,505)      (167,765)
       Recoverable income taxes, net                                       55,536       (444,445)
        Income taxes payable                                                5,500           --
       Accounts payable and accrued expense                             1,250,683         63,702
                                                                      -----------    -----------
    Net cash provided (used) by operating activities                      334,994     (1,410,664)
                                                                      -----------    -----------

INVESTING ACTIVITIES:
  Expenditures for property and equipment                                (920,625)      (537,586)
  Purchase of intangible assets                                          (353,081)      (264,256)
                                                                      -----------    -----------
    Net cash used by investing activities                              (1,273,706)      (801,842)
                                                                      -----------    -----------

FINANCING ACTIVITIES:
  Repayments of long-term debt                                           (284,335)      (300,503)
  Proceeds from notes payable                                             298,704        329,010
  Repayments of notes payable                                            (209,736)      (171,483)
  Borrowings from line-of-credit, net                                     295,576      1,044,305
  Tax benefits from exercise of warrants                                     --          340,956
  Tax effect from vesting of restricted stock                              (2,949)          --
  Proceeds from issuance of common stock                                1,085,523        150,276
                                                                      -----------    -----------
     Net cash provided by financing activities                          1,182,783      1,392,561
                                                                      -----------    -----------

Change in cash and cash equivalents                                       244,071       (819,945)

Cash and cash equivalents, beginning of period                            666,722      1,334,535
                                                                      -----------    -----------

Cash and cash equivalents, end of period                              $   910,793    $   514,590
                                                                      ===========    ===========

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for interest                            $   143,053    $   119,842
  Cash collected during the period for income taxes, net              $  (156,475)   $  (157,450)

See accompanying notes.

                            CAS Medical Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2008

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


(3)  Inventories, Properties and Intangible Assets

     Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventories consisted of:

                                              June 30,           December 31,
                                                2008                 2007
                                           --------------       --------------

     Raw materials                         $    8,440,072       $    7,481,065
     Work-in-process                               76,334              187,134
     Finished goods                             2,611,680            2,352,919
                                           --------------       --------------
                                           $   11,128,086       $   10,021,118
                                           ==============       ==============

     Property and equipment are stated at cost. The Company has separately reported its Fore-sight(R) cerebral oximetry monitors located at customer sites within the U.S. Such equipment is held under a no cost program whereby customers purchase disposable sensors for use with the Company's equipment. The Company retains title to the monitors shipped to its customers under this program. The monitors are depreciated on a straight-line basis over three years to cost of sales. As of June 30, 2008, the Company has capitalized $848,878 of costs pertaining to the monitors which have a net book value of $717,674. Other property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

     Intangible assets consist of patents issued, patents pending, trademarks, purchased technology and other deferred charges which are recorded at cost. Patents are amortized on a straight-line basis over 1 to 17 years. Costs associated with the development of new external use software products are expensed as incurred until technological feasibility has been established in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Technological feasibility is demonstrated by the completion of a detailed design plan. Capitalization ceases when the product is available for general release to customers. Capitalized costs are amortized over their estimated useful lives. Deferred financing costs are amortized over the term of the related debt. Other deferred charges are amortized over their estimated useful lives.

     The Company reviews its long-lived assets including goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the carrying amounts of its long-lived assets are fully recoverable.

(4)  Principal Products and Services

     The Company has categorized its sales of products and services into the following categories:

     o High acuity products - includes sales of the Fore-Sight(R) cerebral monitor, sensors and accessories.

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

(5)  Loss per Common Share

     A summary of the denominators used to compute basic and diluted loss per share follows:

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                           2008            2007            2008            2007
                                                       -----------     -----------     -----------     -----------
     Weighted average shares outstanding, net
       of restricted shares - used to compute
       basic loss per share                             10,989,920      10,671,575      10,885,806      10,638,250


     Dilutive effect of restricted shares, and
       outstanding warrants and options                       --              --              --              --
                                                       -----------     -----------     -----------     -----------

     Weighted average shares of dilutive
       securities outstanding - used to compute
       diluted loss per share                           10,989,920      10,671,575      10,885,806      10,638,250
                                                       ===========     ===========     ===========     ===========

     Diluted common stock equivalents such as restricted shares, outstanding warrants and options are excluded from the computation of diluted earnings per share where there is a loss as their inclusion would be anti-dilutive.


(6)  Stock-Based Compensation

     Stock compensation expense was $90,822 and $37,333 and $231,315 and $131,134 for the three-month and six month periods ended June 30, 2008 and 2007, respectively.

     As of June 30, 2008, the unrecognized stock-based compensation cost related to non-vested restricted stock and stock option awards was $619,100. Such amount, reduced for forfeiture related estimates, will be recognized in operations over a weighted average period of 1.68 years.

     The following table summarizes the Company's stock option information as of, and for the six-month period ended June 30, 2008:

                                                                           Aggregate     Weighted-Average
                                            Option     Weighted-Average    Intrinsic     Contractual Life
                                            Shares      Exercise Price      Value(1)    Remaining in Years
                                          -----------------------------------------------------------------
Outstanding at December 31, 2007           524,425           $ 2.11          $ 3.39
Granted                                     40,000             3.92
Cancelled                                  (10,000)            4.99
Exercised                                  (21,800)            0.81
                                          --------
Outstanding at June 30, 2008               532,625           $ 2.25          $ 0.95             6.04
Exercisable at June 30, 2008               489,291           $ 2.08          $ 1.12             5.72

     (1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock (as of June 30, 2008) exceeds the option exercise price.

     The exercise period for all outstanding stock options may not exceed ten years from the date of grant. Stock options granted to employees and non-employee directors vest ratably not less than two years from the grant date. The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

     During the first six months of 2008, non-qualified stock options to purchase an aggregate of 40,000 shares of common stock were granted to an employee and a recently appointed member of the board of directors. The stock options vest one-third per year over three years from the grant date.

     The weighted-average grant date fair value of stock options granted during the six-month period ended June 30, 2008 and 2007 was $3.92 and $6.43 per share, respectively. The total intrinsic value of stock options exercised during the six-month periods ended June 30, 2008 and 2007 was $55,981 and $85,735, respectively.

     The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                 Six Months Ended
                                                             June 30, 2008         June 30, 2007
                                                             -------------         -------------
     Weighted-average expected stock-price volatility            6.3%                  30.0%
     Weighted-average expected option life                     4.2 years              7.0 years
     Average risk-free interest rate                             3.81%                  4.72%
     Average dividend yield                                      0.0%                   0.0%

     During March 2008, the Company issued an aggregate of 35,000 shares of restricted stock to its officers under its 2003 Equity Incentive Plan. The restricted stock vests ratably over thirty-six months from date of grant. The weighted average unit market value of the restricted stock on the date of these grants was $4.35. As of June 30, 2008, 146,900 restricted shares issued to employees and members of the board of directors remain issued and non-vested. The unamortized stock compensation expense associated with the restricted shares as of June 30, 2008 is $514,521 and will be recognized ratably through June 30, 2011.

(7) Income Taxes

     The income tax benefits recognized in operations for the periods presented vary from the statutory rate as a result of anticipated state and federal R&D tax credits partially offset in 2007 by non-deductible stock compensation expense.

     During the second quarter of 2007, warrants to purchase 146,300 shares of the Company's common stock were exercised by a former outside director and the Chairman of the Board of Directors of the Company. The exercise of the warrants resulted in income tax deductions in excess of compensation expense recognized of $1,023,892. As a result, the Company has reduced its federal and state income tax obligations by $340,956 and credited additional paid-in capital.

     Recoverable income taxes consist of estimated state and federal tax refunds generated from net operating losses.

(8) Recent Accounting Pronouncements

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company's financial statements. The Company does not believe that the adoption of SFAS 157 to non-financial assets and liabilities will significantly affect its financial statements.

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

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after

December 15, 2009. The Company will apply the provisions of SFAS 141 (R) to any acquisition after January 1, 2008.

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

Results of Operations
---------------------

     For the three months ended June 30, 2008, the Company reported a net loss of $32,000 or ($0.00) per basic and diluted common share compared to a net loss of $301,000 or ($0.03) per basic and diluted common share reported for the three months ended June 30, 2007. Sales and marketing expenses related to the Fore-Sight cerebral oximeter products approximated $825,000. Pre-tax losses for the three-month periods ended June 30, 2008 and 2007 were also affected by approximately $91,000 and $37,000 respectively, of stock compensation expense. Pre-tax losses of $98,000 for the second quarter of 2008 reflect a significant improvement over pre-tax losses of $924,000 for the first quarter of 2008 as a result of improved revenues, reductions in cost of sales as a percentage of sales, and controlled operating expenses.

     The Company reported a net loss of $562,000 or ($0.05) per basic and diluted common share for the six months ended June 30, 2008 compared to a net loss of $221,000 or ($0.02) per basic and diluted common share for first six months of 2007. Sales and marketing expenditures related to the Fore-Sight cerebral oximeter products approximated $1,500,000. Pre-tax losses for the six-month periods ended June 30, 2008 and 2007 were also affected by $231,000 and $131,000 respectively, of stock compensation expense.

     The Company generated revenues of $10,543,000 for the three months ended June 30, 2008, an increase of $2,581,000 or 32%, compared to revenues of $7,962,000 for the three months ended June 30, 2007. The following table provides information with respect to revenues by major category:

                                               Three Months Ended  Three Months Ended    Increase/
     ($000's)                                     June 30, 2008       June 30, 2007     (Decrease)
                                                  -------------       -------------     ----------
     Low Acuity Products                            $  3,900            $  3,177         $    723
     High Acuity Products                                377                  28              349
     Blood Pressure Measurement Technology             2,204               1,386              818
     Supplies/Service                                  4,062               3,371              691
                                                    --------            --------         --------
                                                    $ 10,543            $  7,962         $  2,581
                                                    ========            ========         ========


     Domestic Sales                                    7,730               5,893            1,837
     International Sales                               2,813               2,069              744
                                                    --------            --------         --------
                                                    $ 10,543            $  7,962         $  2,581
                                                    ========            ========         ========

     Low acuity product revenues for the three months ended June 30, 2008 increased $723,000 or 23% as a result of increases in sales of vital signs monitors and accessories to U.S. customers and sales of products developed and manufactured by Analogic Corporation and sold by CASMED under an exclusive worldwide sales and marketing agreement executed during May 2007.

     High-acuity product revenues represent sales of the Company's Fore-Sight cerebral oximetry monitors, sensors and accessories. During the second quarter ended June 30, 2008, the Company placed approximately 25 monitors with customers bringing the installed base of Fore-Sight monitors worldwide to 93 monitors. Under these arrangements, customers are entitled to use the Company's monitors at no cost in exchange for purchase orders for Fore-Sight sensors. Approximately $377,000 of sales were recorded in the three months ended June 30, 2008. The Company began marketing the Fore-Sight technology during the second quarter of 2007.

     Blood pressure measurement technology sales of $2,204,000 for the three months ended June 30, 2008 increased $818,000 or 59% from $1,386,000 reported for the same three months of the prior year. Sales to the Company's largest OEM customer, Medtronic Physio-Control, accounted for approximately $493,000 of the increase in sales during this period. Sales to this customer during the prior year period were affected by their voluntary suspension of U.S. product shipments during January 2007.

     Supplies and service sales increased $691,000 or 21% to $4,062,000 for the three months ended June 30, 2008 from $3,371,000 for the same three months of the prior year. Sales of blood pressure cuffs accounted for the majority of the increase in sales in this category and increased 20% for the three months ended June 30, 2008 compared to the same three months of the prior year. Sales of the Company's Klear-Trace(R) electrodes accounted for the balance of the increase.

     Sales to the U.S. market accounted for $7,730,000 or 73% of the total revenues reported for the three months ended June 30, 2008, an increase of $1,837,000 or 31% from the $5,893,000 in sales reported for the three months ended June 30, 2007. International sales accounted for $2,813,000 or 27% of the total revenues reported for the three months ended June 30, 2008, an increase of $744,000 or 36% from the $2,069,000 reported for the same period of the prior year.

     The Company generated revenues of $19,504,000 for the six months ended June 30, 2008, an increase of $2,253,000 or 13%, compared to revenues of $17,252,000 for the six months ended June 30, 2007. The following table provides information with respect to revenues by major category:

                                                Six Months Ended    Six Months Ended     Increase/
     ($000's)                                     June 30, 2008       June 30, 2007     (Decrease)
                                                  -------------       -------------     ----------
     Low Acuity Products                            $  7,408            $  7,645         $   (237)
     High Acuity Products                                650                  28              622
     Blood Pressure Measurement Technology             3,563               2,756              807
     Supplies/Service                                  7,883               6,823            1,060
                                                    --------            --------         --------
                                                    $ 19,504            $ 17,252         $  2,252
                                                    ========            ========         ========


     Domestic Sales                                   14,062              12,891            1,171
     International Sales                               5,442               4,361            1,081
                                                    --------            --------         --------
                                                    $ 19,504            $ 17,252         $  2,252
                                                    ========            ========         ========

     Low acuity product revenues for the six months ended June 30, 2008 decreased $237,000 or 3% as a result of decreases in sales of vital signs monitors and accessories to U.S. customers during the first quarter of 2008 including products sold into the veterinary market. Sales during the first quarter of 2007 had included several significant shipments for orders received but not shipped during the fourth quarter of 2006. Partially offsetting these shortfalls were increases in sales of Analogic products.

     High-acuity product revenues which represent sales of the Company's Fore-Sight cerebral oximetry monitors, sensors and accessories, increased $622,000 for the six months ended June 30, 2008 compared to the same period of the prior year.

     Blood pressure measurement technology sales of $3,563,000 for the six months ended June 30, 2008 increased $807,000 or 29% from $2,756,000 reported for the same six months of the prior year. Sales to the Company's largest customer, Medtronic Physio-Control, accounted for nearly all of the increase in sales during this period.

     Supplies and service sales increased $1,060,000 or 16% to $7,883,000 for the six months ended June 30, 2008 from $6,823,000 for the same six months of the prior year. Sales of blood pressure cuffs increased 18% for this period and accounted for the majority of the increase in sales in this category. Sales of the Company's Klear-Trace(R) electrodes accounted for the balance of the increase.

     Sales to the U.S. market accounted for $14,062,000 or 72% of the total revenues reported for the six months ended June 30, 2008, an increase of $1,171,000 or 9% from the $12,891,000 in sales reported for the six months ended June 30, 2007. International sales accounted for $5,442,000 or 28% of the total revenues reported for the six months ended June 30, 2008, an increase of $1,081,000 or 25% from the $4,361,000 reported for the same period of the prior year.

     Costs of sales were $7,051,000 or 66.9% of revenues for the three months ended June 30, 2008 compared to $5,448,000 or 68.4% for the same three months of the prior year. The decrease in costs of sales as a percentage of revenues resulted from favorable product mix which was partially offset by various inventory related adjustments including scrap and manufacturing overhead absorption. Favorable product mix resulted from increased OEM module sales and U.S. sales of vital signs monitors and accessories. Costs of sales for the three months ended June 30, 2007 were negatively affected by a number of factors including shortfalls in OEM module sales which normally carry gross margin rates favorable to other products sold by the Company; Fore-sight cerebral oximetry manufacturing start-up costs; increased blood pressure cuff sales as a percentage of total revenues which normally carry lower relative gross margin rates; and unapplied manufacturing overhead costs as a percentage of the reduced revenues for that period.

     Costs of sales were $13,332,000 or 68.4% of revenues for the six months ended June 30, 2008 compared to $11,195,000 or 64.9% of revenues for the six months ended June 30, 2007. Inventory adjustments referred to above and unfavorable product mix primarily related to the first quarter of 2008 affected gross profit levels for the six months ended June 30, 2008. U.S. sales of the Company's vital signs monitors during the first three months of 2008 were substantially below the first three months of 2007 while international vital signs product sales were significantly ahead of the prior year. The Company is presently focused on a number of initiatives to improve gross profit rates for the balance of 2008 including raw material and component cost reductions, price increases where appropriate, improved inventory management including inventory controls, product procurement and organizational changes, and enhancements to manufacturing productivity.

     Operating expenses for the three months ended June 30, 2008 increased $616,000 or 21.2% to $3,519,000 from $2,903,000 for the three months ended June 30, 2007. Operating expenses for the first six months of 2008 increased $783,000 or 12.5% to $7,051,000 from $6,269,000 reported for the same period the prior year.

     Research and development ("R&D") expenses increased $36,000 or 8.4% to $467,000 or 4.4% of revenues for the three months ended June 30, 2008 compared to $431,000 or 5.4% of revenues for the three months ended June 30, 2007. Decreases in reimbursements from the National Institutes of Health ("NIH") pertaining to the Company's Near-Infrared Spectroscopy ("NIRS") technology compared to the same period of the prior year were primarily responsible for the increase in net R&D expenses. As of June 30, 2008, a maximum of approximately $2.0 million remains available under the $2.7 million multi-year NIH award received during 2007. R&D expenses for the first six months of 2008 decreased $307,000 or 23.9% from $1,285,000 reported for the first six months of the prior year. Increases in NIH refunds of $255,000 for the first six months of 2008 compared to $179,000 for the first six months of the prior year accounted for $76,000 of the decrease in net R&D expenses. Also during 2007, the Company incurred significant costs surrounding the development of the Fore-sight cerebral monitor and sensors which was launched during the second quarter of that year. Such spending included project material costs and outside engineering technical support.

     Selling, general and administrative expenses ("S,G&A") increased $579,000 or 23.5% to $3,052,000, representing 28.9% of revenues for the three months ended June 30, 2008 compared to $2,473,000 or 31.1% of revenues for the three months ended June 30, 2007. Sales and marketing expenses directly associated with the Fore-Sight cerebral oximetry effort totaled $823,000 and accounted for $479,000 or 93.0% of the overall increase in sales and marketing expenses of $516,000. Other sales and marketing expenses not related to the Fore-Sight effort increased approximately $36,000 or 2.3%. G&A expenses increased $64,000 or 7.3% as a result of increases in salaries and related benefits primarily from increased administrative headcount, patent related legal costs, professional services costs and board of director fees, partially offset by decreases in investor relations expenses, Sarbanes-Oxley consulting costs and insurance premiums. S,G&A expenses for the first six months of 2008 were $6,073,000, an increase of $1,090,000 or 21.9% over the $4,983,000 reported for the first six months of 2007. Sales and marketing expenses increased $843,000 of which $699,000 directly related to the Company's Fore-Sight cerebral oximetry efforts. Other sales expenses increased approximately $202,000 or 10.6% primarily as a result of increased customer service support and expanded global field sales operations. Other marketing expenses decreased approximately $58,000 as a result of advertising and promotional related costs. G&A expenses increased approximately $247,000 primarily as a result of increased salaries and related benefits associated with increased personnel, patent related legal costs, strategic planning costs, and board of director fees partially offset by decreased company-wide bonus accruals recorded during the first quarter of 2007 and outside investor relations costs.

     Interest expense increased to $71,000 and $143,000, respectively for the three and six months ended June 30, 2008 compared to $60,000 and $118,000, respectively for the three and six months ending June 30, 2007. The increase in interest expense resulted primarily from advances under the Company's line-of-credit partially offset by long-term debt repayments.

     The income tax benefit of $66,000 for the six months ended June 30, 2008 reflects a combined estimated federal and state effective tax rate of 45.7% and varies from the statutory rate as a result of anticipated state and federal R&D tax credits partially offset by non-deductible expenses including stock compensation expense. The income tax for the six months ended June 30, 2007 resulted in an effective tax rate of 33% due to anticipated state and federal R&D tax credits, partially offset by non-deductible stock compensation expense.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     At June 30, 2008, the Company's cash and cash equivalents totaled $911,000 compared to $667,000 at December 31, 2007. Working capital decreased $275,000 to $10,113,000 at June 30, 2008, from $10,388,000 on December 31, 2007. The
Company's current ratio decreased to 2.26 to 1 from 2.63 to 1.

     Cash provided by operations for the six months ended June 30, 2008 was $335,000 compared to cash used of $1,411,000 for the first six months of the prior year. Increases in accounts receivable of $463,000 and accounts payable and accrued expenses of $1,251,000 and depreciation and amortization of $574,000 were partially offset by increases in inventory of $1,107,000, deferred income taxes of $362,000 and net losses of $562,000. Increases in inventories since December 31, 2007 were primarily caused by purchases of blood pressure cuff raw materials, purchases of finished products from Analogic and Fore-Sight cerebral oximeter components offset slightly by reductions in vital signs monitoring and accessories inventories. The Company has initiated an inventory reduction program to reduce its inventory related working capital requirements and expects to achieve reductions in inventory levels by its 2008 fiscal year end.

     Cash used in investing activities was $1,274,000 for the six months ended June 30, 2008 compared to cash used of $802,000 for the first six months of the prior year. Expenditures for property and equipment during the six months ended June 30, 2008 were driven by increases in Fore-Sight cerebral oximeter units at customer sites of $576,000 and other purchases of $345,000 largely caused by production equipment expenditures required to support Fore-sight sensor manufacturing and increase blood-pressure cuff production capacity as well as various information technology related expenditures. Prior year expenditures reflected $538,000 of spending for leasehold improvements and manufacturing and engineering equipment. Spending for intangible assets of $353,000 for the first six months of 2008 primarily included accrued contract costs, deferred finance charges associated with the Company's amended line-of-credit agreement and patent costs.

     Cash provided by financing activities for the six months ended June 30, 2008 was $1,183,000 compared to cash provided of $1,393,000 for the first six months of the prior year. During May 2008, the Company consummated a private placement of 333,333 shares of its common stock for an aggregate sum of $1,000,000. Repayments of long-term debt and insurance notes of $284,000 and $210,000, respectively, were partially offset by advances from the Company's line-of-credit of $296,000 and additional insurance related financings of $299,000.

     On February 11, 2008, the Company amended and restated its existing line of credit with NewAlliance Bank (the "Bank"). The Company entered into a new Commercial Loan Agreement (the "Loan Agreement") and related Commercial Revolving Promissory Note (the "Note") which provide for borrowings on a revolving basis, at the Bank's discretion up to $10,000,000. Loans in excess of $2,000,000 up to $10,000,000 can be made only if the maximum principal amount outstanding does not exceed a borrowing base equal to the sum of (i) 75% of eligible receivables (as defined in the Loan Agreement) and (ii) the lesser of $2,500,000 or 30% of eligible inventory (as defined in the Loan Agreement.) Interest on the outstanding loans pursuant to the Note is at the Prime Rate (as defined in the Loan Agreement) minus 0.5%. Borrowings under the Loan Agreement and the Note are secured by a first priority lien in all the business assets of the Company pursuant to a Security Agreement (the "Security Agreement"). The Credit Agreement, which contains customary non-financial covenants and financial covenants consisting of a debt service coverage ratio and a debt to tangible net worth ratio, expires on the final maturity date of May 1, 2009.

     During May 2008, the Company consummated a private placement of 333,333 shares of its common stock with jVen Capital, LLC at $3.00 per share for a total consideration of $1,000,000. Immediately following the closing, the Company announced the appointment of Evan Jones, managing director of jVen Capital, LLC, to its Board of Directors.

     During the second quarter of 2008, the Company's management implemented cost reduction efforts to improve its income levels and cash from operations. Such reductions include personnel, planned consolidation of leased space, product cost reductions, and reductions in advertising, promotions and other non-discretionary spending and a reorganization of its Jacksonville, Florida manufacturing operations to achieve productivity gains. Further, the Company's management has initiated a program to reduce inventory levels. To successfully achieve its goals, the Company has reorganized its manufacturing operations management team in the areas of materials planning and procurement and inventory control and strengthened our quality management resources. The Company expects to continue to incur expenditures associated with the NIRS cerebral oximetry technology and the related Fore-Sight oximeter market penetration. Such spending includes on-going R&D and further clinical studies, sales and marketing expenses. As a result of the changes and plans referred to above, management expects to limit its further borrowing needs under the line-of-credit for the remainder of 2008. The Company believes that its sources of funds consisting of cash and cash equivalents and funds available from the revolving credit facility will be sufficient to meet its current and expected short-term requirements. The Company may also pursue other financing alternatives to meet its capital needs although it is uncertain that, if needed, it would be able to find additional sources of funds on commercially acceptable terms to support the Company's long-term initiatives.

Critical Accounting Policies and Estimates
------------------------------------------

     The Company's discussion and analysis of financial condition and results of operations are based on the condensed financial statements. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them. The Company's critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation, and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional information about the Company's critical accounting policies and estimates, see Note 3 to the financial statements included in the Company's Form 10-K for the year ended December 31, 2007. There were no significant changes in critical accounting policies and estimates during the three months ended June 30, 2008.

     New accounting pronouncements and the Company's assessment of their impact on the financial statements are disclosed in Note 7 to the notes to condensed consolidated financial statements contained herein.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

     The Company has certain exposures to market risk related to changes in interest rates. The Company has an outstanding line-of-credit agreement, under which there were borrowings of $2,544,925 at June 30, 2008. The line-of-credit agreement, amended as of February 11, 2008, bears interest at variable rates based on prime rate indices. The Company holds no derivative securities for trading purposes and is not subject in any material respect to currency or other commodity risk.


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2008. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

     There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     At the Company's annual meeting of stockholders held on June 18, 2008, two proposals were voted upon and approved by the Company's stockholders. A brief description of each proposal voted upon at the annual meeting and the number of votes cast for, against and withheld, as well as the number of abstentions where applicable are set forth below.


     1) Election of members of the Board of Directors, each for a term of one year

     Nominee                             For             Withheld
     -------                             ---             --------

     Jerome S. Baron                  8,715,283          1,153,680
     Lawrence S. Burstein             8,719,883          1,149,080
     Andrew Kersey                    8,252,469          1,616,494
     Saul S. Milles                   8,425,755          1,443,208
     Louis P. Scheps                  8,487,858          1,381,105

     2) Ratification of the appointment of UHY LLP as auditor for the Company for the fiscal year ending December 31, 2008

                  For                 Against                 Abstain
                  ---                 -------                 -------

               9,733,678              122,918                  12,366


     There were no broker non-votes with respect to the matters described above.


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


CAS MEDICAL SYSTEMS, INC.
-------------------------
(Registrant)


/s/ Andrew E. Kersey                               Date:  August 6, 2008
----------------------------
By: Andrew E. Kersey
    President and Chief Executive Officer


/s/ Jeffery A. Baird                               Date:  August 6, 2008
----------------------------
By: Jeffery A. Baird
    Chief Financial Officer