Form 10-Q
period 2008-09-30
CAS MEDICAL SYSTEMS INC
filed 2008-11-06
CIK 764579

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


                For the Quarterly Period Ended September 30, 2008


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

Large Accelerated Filer [_]        Accelerated Filer         [_]
Non-Accelerated Filer   [_]        Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes [_]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.004 par value 11,331,735 shares as of November 1, 2008.

================================================================================

                                                                       Form 10-Q
                                                              September 30, 2008
                                                                          Page 2



                                      INDEX
                                      -----

PART I       Financial Information                                      Page No.
------       ---------------------                                      --------

     Item 1  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets as of September 30,
             2008 and December 31, 2007                                        3

             Condensed Consolidated Statements of Operations for the
             Three and Nine Months Ended September 30, 2008 and 2007           5

             Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2008 and 2007                     6

             Notes to Condensed Consolidated Financial Statements              7

     Item 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              11

     Item 3  Quantitative and Qualitative Disclosures about Market Risk       16

     Item 4  Controls and Procedures                                          16



PART II      Other Information
-------      -----------------

     Item 1  Legal Proceedings                                                17

     Item 6  Exhibits                                                         17



     Signatures                                                               18

                                                                       Form 10-Q
                                                              September 30, 2008
                                                                          Page 3

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                            CAS Medical Systems, Inc.

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                   (Unaudited)



                                                    September 30,     December 31,
Assets                                                  2008              2007
------                                              ------------      ------------
Current Assets:
    Cash and cash equivalents                       $    905,253      $    666,722
    Accounts receivable, net of allowance              4,992,781         4,947,300
    Recoverable income taxes                              44,299           230,458
    Inventories                                       11,204,974        10,021,118
    Deferred income taxes                                872,265           474,265
    Other current assets                                 496,848           414,204
                                                    ------------      ------------
Total current assets                                  18,516,420        16,754,067


Property and equipment:
    Property and equipment                             5,548,334         5,055,395
    Equipment at customers                               994,863           272,360
                                                    ------------      ------------
                                                       6,543,197         5,327,755


    Accumulated depreciation and amortization         (3,760,630)       (2,987,030)
                                                    ------------      ------------
                                                       2,782,567         2,340,725

Other Assets (net):
Intangible and other assets                            1,133,232           846,602
Goodwill                                               3,379,021         3,379,021
Deferred income taxes                                    388,639           567,971
                                                    ------------      ------------
                                                       4,900,892         4,793,594

Total assets                                        $ 26,199,879      $ 23,888,386
                                                    ============      ============

                                                                       Form 10-Q
                                                              September 30, 2008
                                                                          Page 4

                            CAS Medical Systems, Inc.

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                   (Unaudited)



                                                    September 30,  December 31,
Liabilities and Stockholders' Equity                    2008           2007
------------------------------------                ------------   ------------
Current Liabilities:
    Current portion of long-term debt               $    604,847   $    577,453
    Line-of-credit                                     2,982,825      2,249,349
    Notes payable                                         64,202         71,537
    Accounts payable                                   3,001,886      2,505,460
    Accrued expenses                                   1,362,380        962,154
                                                    ------------   ------------
        Total current liabilities                      8,016,140      6,365,953


Long-term debt, less current portion                   1,865,590      2,322,561
Deferred gain on sale and leaseback of property        1,202,360      1,303,338
Income taxes payable                                     153,125        145,125

Stockholders' Equity:
    Series A cumulative convertible preferred stock,
       $.001 par value per share, 1,000,000 shares
       authorized, no shares issued or outstanding            --             --
    Common stock, $.004 par value per share,
       40,000,000 shares authorized, 11,417,735 and
       10,984,785 shares issued at September 30,
       2008 and December 31, 2007, respectively,
       including shares held in treasury                  45,635         43,575
    Common stock held in treasury, at cost -
       86,000 shares                                    (101,480)      (101,480)
    Additional paid-in capital                         7,331,235      5,889,007
    Retained earnings                                  7,687,274      7,920,307
                                                    ------------   ------------
    Total stockholders' equity                        14,962,664     13,751,409
                                                    ------------   ------------

Total liabilities and stockholders' equity          $ 26,199,879   $ 23,888,386
                                                    ============   ============


See accompanying notes.

                                                                       Form 10-Q
                                                              September 30, 2008
                                                                          Page 5

                            CAS Medical Systems, Inc.

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                   (Unaudited)


                                                  Three Months Ended               Nine Months Ended
                                                    September 30,                     September 30,
                                            -----------------------------     -----------------------------
                                                2008             2007             2008             2007
                                            ------------     ------------     ------------     ------------
Net sales                                   $ 11,708,082     $ 10,663,435     $ 31,212,552     $ 27,915,163

Cost of sales                                  7,407,603        6,634,787       20,740,040       17,830,189
                                            ------------     ------------     ------------     ------------

Gross profit                                   4,300,479        4,028,648       10,472,512       10,084,974

Operating expenses:
    Research and development                     553,888          439,861        1,531,853        1,725,261
    Selling, general and administrative        3,076,679        2,937,840        9,149,889        7,920,957
                                            ------------     ------------     ------------     ------------
                                               3,630,567        3,377,701       10,681,742        9,646,218
                                            ------------     ------------     ------------     ------------

Operating income (loss)                          669,912          650,947         (209,230)         438,756

Interest expense                                  72,546           71,455          215,803          189,382
                                            ------------     ------------     ------------     ------------

Income (loss) before income taxes                597,366          579,492         (425,033)         249,374

Income taxes /(benefit)                          268,500           40,298         (192,000)         (68,641)
                                            ------------     ------------     ------------     ------------

Net income (loss)                           $    328,866     $    539,194     $   (233,033)    $    318,015
                                            ============     ============     ============     ============
Earnings (loss) per common share:

    Basic                                   $       0.03     $       0.05     $      (0.02)    $       0.03
                                            ============     ============     ============     ============

    Diluted                                 $       0.03     $       0.05     $      (0.02)    $       0.03
                                            ============     ============     ============     ============
Weighted average number of common
shares outstanding:
    Basic                                     11,171,056       10,749,947       10,980,756       10,675,483
                                            ============     ============     ============     ============

    Diluted                                   12,085,122       11,982,011       10,980,756       12,094,725
                                            ============     ============     ============     ============




See accompanying notes.

                                                                       Form 10-Q
                                                              September 30, 2008
                                                                          Page 6

                            CAS Medical Systems, Inc.

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                        ------------------------------
                                                                            2008              2007
                                                                        ------------      ------------
OPERATING ACTIVITIES:
  Net (loss) income                                                     $   (233,033)     $    318,015
  Adjustments to reconcile net (loss) income to
  net cash provided (used) by operating activities:
    Depreciation and amortization                                            862,769           567,990
    Deferred income taxes                                                   (218,668)         (757,541)
    Provision for doubtful accounts                                           25,000            75,000
    Non-cash stock compensation                                              318,258           217,517
    Amortization of deferred gain on sale and leaseback of property         (100,978)           (9,422)
    Changes in operating assets and liabilities:
       Accounts receivable                                                   (70,481)       (1,507,895)
       Inventories                                                        (1,183,856)       (4,107,034)
       Other current assets                                                  (82,644)         (125,348)
       Recoverable income taxes, net                                         186,159           320,435
       Accounts payable and accrued expenses                                 896,653         2,373,533
       Income taxes payable                                                    8,000                --
                                                                        ------------      ------------
    Net cash provided (used) by operating activities                         407,179        (2,634,750)
                                                                        ------------      ------------

INVESTING ACTIVITIES:
  Expenditures for property and equipment                                 (1,215,442)       (1,012,607)
  Purchase of intangible assets                                             (375,799)         (288,358)
  Proceeds from sale of property                                                  --         2,801,852
                                                                        ------------      ------------
    Net cash provided (used) by investing activities                      (1,591,241)        1,500,887
                                                                        ------------      ------------

FINANCING ACTIVITIES:
  Repayments of long-term debt                                              (429,578)       (1,376,983)
  Proceeds from notes payable                                                298,704           329,011
  Repayments of notes payable                                               (306,039)         (260,283)
  Borrowings from line-of-credit, net                                        733,476         1,200,384
  Tax benefits from exercise of warrants                                          --           379,811
  Tax effect from vesting of restricted stock                                (14,730)               --
  Proceeds from issuance of common stock                                   1,140,760           226,043
                                                                        ------------      ------------
    Net cash provided by financing activities                              1,422,593           497,983
                                                                        ------------      ------------

Change in cash and cash equivalents                                          238,531          (635,880)

Cash and cash equivalents, beginning of period                               666,722         1,334,535
                                                                        ------------      ------------

Cash and cash equivalents, end of period                                $    905,253      $    698,655
                                                                        ============      ============
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for interest                              $    219,380      $    191,980
  Cash collected during the period for income taxes, net                $   (152,761)     $    (11,346)

See accompanying notes.

                                                                       Form 10-Q
                                                              September 30, 2008
                                                                          Page 7

                            CAS Medical Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2008

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


(3)  Inventories, Properties and Intangible Assets

     Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventories consisted of:

                                 September 30,            December 31,
                                     2008                     2007
                                 ------------             ------------
     Raw materials               $  8,580,390             $  7,481,065
     Work-in-process                   51,719                  187,134
     Finished goods                 2,572,865                2,352,919
                                 ------------             ------------
                                 $ 11,204,974             $ 10,021,118
                                 ============             ============

     Property and equipment are stated at cost. The Company has separately reported its Fore-sight(R) cerebral oximetry monitors located at customer sites within the U.S. Such equipment is held under a no cost program whereby customers purchase disposable sensors for use with the Company's equipment. The Company retains title to the monitors shipped to its customers under this program. The monitors are depreciated on a straight-line basis over five years to cost of sales. As of September 30, 2008, the Company has capitalized $994,863 of costs pertaining to the monitors which have a net book value of $818,987. Other property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

                                                                       Form 10-Q
                                                              September 30, 2008
                                                                          Page 8


     Intangible assets consist of patents issued, patents pending, trademarks, purchased technology and other deferred charges which are recorded at cost. Patents are amortized on a straight-line basis over 1 to 20 years. Costs associated with the development of new external use software products are expensed as incurred until technological feasibility has been established. Technological feasibility is demonstrated by the completion of a detailed design plan. Capitalization ceases when the product is available for general release to customers. Capitalized costs are amortized over their estimated useful lives. Deferred financing costs are amortized over the term of the related debt. Other deferred charges are amortized over their estimated useful lives.

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


(4)  Principal Products and Services

     The Company has categorized its sales of products and services into the following categories:

     o High acuity products - includes sales of the Fore-Sight(R) cerebral monitor, sensors and accessories.
     o Low acuity products - includes sales of cardio-respiratory monitors and accessories used to monitor apnea in home-based and hospital settings; the Company's dual platform of vital signs monitors and accessories incorporating various combinations of measurement parameters for both human and veterinary use including pulse oximetry, electro-cardiography, temperature, non-invasive blood pressure, and capnography; co-branded products developed and manufactured by Analogic Corporation including vital signs monitors utilizing parameters as described above and also monitors that measure non-invasive cardiac output and hemodynamic status, and fetalgard monitors.
     o Blood Pressure Measurement Technology - includes sales to Original Equipment Manufacturers ("OEM") of the Company's proprietary non-invasive blood pressure modules (MAXNIBP(R)), blood pressure cuffs and accessories for the OEM market and related license fees.
     o Supplies and Service - includes sales of blood pressure cuffs and rapid infusor cuffs, neonatal intensive care supplies including electrodes and skin temperature probes, and service repair revenues.


(5)  Income (loss) per Common Share

     A summary of the denominators used to compute basic and diluted income
(loss) per share follows:

                                                          Three Months Ended               Nine Months Ended
                                                            September 30,                     September 30,
                                                    -----------------------------     -----------------------------
                                                        2008             2007             2008             2007
                                                    ------------     ------------     ------------     ------------
     Weighted average shares outstanding, net
       of restricted shares - used to compute
       basic income (loss) per share                  11,171,056       10,749,947       10,980,756       10,675,483

     Dilutive effect of restricted shares, and
       outstanding warrants and options                  914,066        1,232,164               --        1,419,242
                                                    ------------     ------------     ------------     ------------
     Weighted average shares of dilutive
       securities outstanding - used to compute
       diluted income (loss) per share                12,085,122       11,982,111       10,980,756       12,094,725
                                                    ============     ============     ============     ============

                                                                       Form 10-Q
                                                              September 30, 2008
                                                                          Page 9


     Diluted common stock equivalents such as (non-vested) restricted shares, outstanding warrants and options are excluded from the computation of diluted earnings per share where there is a loss as their inclusion would be anti-dilutive.

(6)  Stock-Based Compensation

     Stock compensation expense was $86,943 and $86,383 and $318,258 and $217,517 for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively.

     As of September 30, 2008, the unrecognized stock-based compensation cost related to non-vested restricted stock and stock option awards was $860,500. Such amount, net of estimated forfeitures, will be recognized in operations over a weighted average period of 2.1 years.

     The following table summarizes the Company's stock option information as of, and for the nine-month period ended September 30, 2008:

                                                                                  Aggregate       Weighted-Average
                                           Option         Weighted-Average        Intrinsic       Contractual Life
                                           Shares          Exercise Price         Value (1)      Remaining in Years
                                        ---------------------------------------------------------------------------
Outstanding at December 31, 2007             524,425        $       2.11        $       3.39
Granted                                      125,000                3.89
Cancelled                                    (30,000)               4.00
Exercised                                    (29,300)               1.40
                                        ------------
Outstanding at September 30, 2008            590,125        $       2.43        $       1.57               6.35
Exercisable at September 30, 2008            461,791        $       2.00        $       2.00               5.40

     (1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock (as of September 30, 2008) exceeds the option exercise price.

     The exercise period for all outstanding stock options may not exceed ten years from the date of grant. Stock options granted to employees and non-employee directors vest ratably not less than two years from the grant date. The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

     During the first nine months of 2008, non-qualified stock options to purchase an aggregate of 125,000 shares of common stock were granted to employees including a newly hired officer, and a recently appointed member of the board of directors. The vesting of the stock options varies from one-third per year over three years to one-fourth per year over four years from the grant date.

     The weighted-average grant date fair value of stock options granted during the nine-month period ended September 30, 2008 and 2007 was $2.90 and $4.53 per share, respectively. The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2008 and 2007 was $62,731 and $239,583, respectively.

     The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                      Nine Months Ended
                                                         September 30, 2008       September 30, 2007
                                                         ------------------       ------------------
     Weighted-average expected stock-price volatility          63.4%                     115.5%
     Weighted-average expected option life                   4.2 years                 4.2 years
     Average risk-free interest rate                       3.83% to 3.93%            4.47% to 4.61%
     Average dividend yield                                     0.0%                      0.0%

                                                                       Form 10-Q
                                                              September 30, 2008
                                                                         Page 10


     During July 2008, the Company issued an aggregate of 9,000 shares of restricted stock under the 2003 Equity Incentive Plan to outside members of the Board of Directors. The restricted stock vests quarterly over twelve months from the grant date. Year-to-date, the Company has also issued 55,000 shares of restricted stock to its officers including 20,000 shares issued to a newly hired officer. The restricted stock grants contain various vesting schedules which range from one-half per year for a two year grant to one-third per year for three year grants. The weighted average unit market value of the restricted stock on the date of grant for restricted stock issued during 2008 was $4.01. As of September 30, 2008, 148,905 restricted shares issued to employees and members of the board of directors remain issued and non-vested. The unamortized stock compensation expense associated with the restricted shares as of September 30, 2008 is $541,656 and will be recognized ratably through March 31, 2011.

     All stock option and restricted stock grants were issued under the 2003 Equity Incentive Plan which has 204,850 shares remaining available for issuance as of September 30, 2008.

(7)  Income Taxes

     The income tax expense (benefits) recognized in operations for the periods presented vary from the statutory rate as a result of anticipated state and federal R&D tax credits partially offset in 2007 by non-deductible stock compensation expense.

     During the third quarter of 2007, the Company exchanged state tax carryforwards for reduced cash credits payable to the Company of $155,000.

     During the first nine months of 2007, warrants to purchase 164,599 shares of the Company's common stock were exercised resulting in tax deductions in excess of compensation expense recognized of $1,140,579. As a result, the Company reduced its income tax obligations by $399,811 and credited additional paid-in capital.

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

                                                                       Form 10-Q
                                                              September 30, 2008
                                                                         Page 11


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

Results of Operations
---------------------

     For the three months ended September 30, 2008, the Company reported net income of $329,000 or $0.03 per basic and diluted common share compared to net income of $539,000 or $0.05 per basic and diluted common share reported for the three months ended September 30, 2007. Net income for the prior year three month period included a tax benefit of $155,000 related to an exchange of state tax carryforwards for reduced cash credits payable to the Company. Pre-tax income for the three months ended September 30, 2008 and 2007 was $597,000 and $579,000, respectively. Sales and marketing expenses related to the Fore-Sight cerebral oximeter products approximated $709,000 during the three months ended September 30, 2008 compared to approximately $388,000 incurred during the prior year. Pre-tax income for the three-month periods ended September 30, 2008 and 2007 was also affected by approximately $87,000 and $86,000 respectively, of stock compensation expense. Pre-tax income of $597,000 for the third quarter of 2008 reflects successive improvement in the Company's quarterly operating results for 2008 including heightened revenues levels, increased gross profit margins and reductions in operating expenses as a percentage of revenues.

                                                                       Form 10-Q
                                                              September 30, 2008
                                                                         Page 12


     The Company reported a net loss of $233,000 or ($0.02) per basic and diluted common share for the nine months ended September 30, 2008 compared to net income of $318,000 or $0.03 per basic and diluted common share for first nine months of 2007. Sales and marketing expenditures related to the Fore-Sight cerebral oximeter products approximated $2,208,000 for the nine months ended September 30, 2008 compared to $1,188,000 incurred during the same period of the prior year. Pre-tax income for the nine-month periods ended September 30, 2008 and 2007 was also affected by $318,000 and $218,000 respectively, of stock compensation expense.

     The Company generated revenues of $11,708,000 for the three months ended September 30, 2008, an increase of $1,045,000 or 10%, compared to revenues of $10,663,000 for the three months ended September 30, 2007. The following table provides information with respect to revenues by major category:

                                             Three Months Ended    Three Months Ended        Increase/
     ($000's)                                September 30, 2008    September 30, 2007        (Decrease)
                                             ------------------    ------------------    ------------------
     Low Acuity Products                       $      5,289          $      6,068          $       (779)
     High Acuity Products                               831                    80                   751
     Blood Pressure Measurement Technology            2,195                 1,089                 1,106
     Supplies/Service                                 3,393                 3,426                   (33)
                                               ------------          ------------          ------------
                                               $     11,708          $     10,663          $      1,045
                                               ============          ============          ============

     Domestic sales                                   9,371                 8,903                   468
     International sales                              2,337                 1,760                   577
                                               ------------          ------------          ------------
                                               $     11,708          $     10,663          $      1,045
                                               ============          ============          ============


     Low acuity product revenues for the three months ended September 30, 2008 decreased $779,000 or 13% as a result of decreases in sales of vital signs monitors and accessories to certain key U.S. customers including products sold into the veterinary market. Approximately $163,000 of veterinary product sales for this period which would have been previously reported as low acuity sales are currently reported as blood pressure measurement technology sales.

     High-acuity product revenues of $831,000 represent sales of the Company's Fore-Sight cerebral oximetry monitors, sensors and accessories. During the third quarter ended September 30, 2008, the Company placed or sold approximately 32 monitors with customers bringing the installed base of Fore-Sight monitors worldwide to 125 monitors. Under the Company's monitor placement arrangements, customers are entitled to use the Company's monitors at no cost in exchange for purchase orders for Fore-Sight sensors.

     Blood pressure measurement technology sales of $2,195,000 for the three months ended September 30, 2008 increased $1,106,000 or 102% from $1,089,000 reported for the same three months of the prior year. Sales to the Company's largest OEM customer, Medtronic Physio-Control, accounted for approximately $919,000 of the increase in sales during this period. Sales to this customer during the prior year period were affected by their voluntary suspension of U.S. product shipments initiated during January 2007. Additionally, approximately $163,000 of sales reported in this category for the current period would have been reported as low acuity sales during the prior period.

     Supplies and service sales decreased $33,000 or 1% to $3,393,000 for the three months ended September 30, 2008 from $3,426,000 for the same three months of the prior year. Sales of blood pressure cuffs rose 2% over the third quarter of the prior year and were offset by decreases in sales of the Company's Klear-Trace(R) electrodes and other consumable neonatal products.

     Sales to the U.S. market accounted for $9,371,000 or 80% of the total revenues reported for the three months ended September 30, 2008, an increase of $468,000 or 5% from the $8,903,000 in sales reported for the three months ended September 30, 2007. International sales accounted for $2,337,000 or 20% of the total revenues reported for the three months ended September 30, 2008, an increase of $577,000 or 33% from the $1,760,000 reported for the same period of the prior year.

                                                                       Form 10-Q
                                                              September 30, 2008
                                                                         Page 13


     The Company generated revenues of $31,213,000 for the nine months ended September 30, 2008, an increase of $3,298,000 or 12%, compared to revenues of $27,915,000 for the nine months ended September 30, 2007. The following table provides information with respect to revenues by major category:

                                              Nine Months Ended     Nine Months Ended        Increase/
     ($000's)                                September 30, 2008    September 30, 2007       (Decrease)
                                             ------------------    ------------------    ------------------
     Low Acuity Products                       $     12,700          $     13,721          $     (1,021)
     High Acuity Products                             1,482                   108                 1,374
     Blood Pressure Measurement Technology            5,739                 3,700                 2,039
     Supplies/Service                                11,292                10,386                   906
                                               ------------          ------------          ------------
                                               $     31,213          $     27,915          $      3,298
                                               ============          ============          ============

     Domestic sales                                  23,434                21,795                 1,639
     International sales                              7,779                 6,120                 1,659
                                               ------------          ------------          ------------
                                               $     31,213          $     27,915          $      3,298
                                               ============          ============          ============


     Low acuity product revenues for the nine months ended September 30, 2008 decreased $1,021,000 or 7% as a result of decreases in sales of vital signs monitors to U.S. customers including products sold into the veterinary market. Sales during the first quarter of 2007 had included several significant shipments for orders received but not shipped during the fourth quarter of 2006. Partially offsetting these shortfalls were increases in sales of Analogic products.

     High-acuity product revenues which represent sales of the Company's Fore-Sight cerebral oximetry monitors, sensors and accessories, increased $1,374,000 for the nine months ended September 30, 2008 compared to the same period of the prior year. The Company began marketing the Fore-Sight monitor during the second quarter of 2007.

     Blood pressure measurement technology sales of $5,739,000 for the nine months ended September 30, 2008 increased $2,039,000 or 55% from $3,700,000 reported for the same nine months of the prior year. Sales to one of the Company's largest customers, Medtronic Physio-Control, accounted for the majority of the increase in sales during this period.

     Supplies and service sales increased $906,000 or 9% to $11,292,000 for the nine months ended September 30, 2008 from $10,386,000 for the same nine months of the prior year. Sales of blood pressure cuffs increased 11% for this period and accounted for the majority of the increase in sales in this category. Sales of the Company's Klear-Trace(R) electrodes accounted for the balance of the increase.

     Sales to the U.S. market accounted for $23,434,000 or 75% of the total revenues reported for the nine months ended September 30, 2008, an increase of $1,639,000 or 8% from the $21,795,000 in sales reported for the nine months ended September 30, 2007. International sales accounted for $7,779,000 or 25% of the total revenues reported for the nine months ended September 30, 2008, an increase of $1,659,000 or 27% from the $6,120,000 reported for the same period of the prior year.

     Cost of sales was $7,408,000 or 63.3% of revenues for the three months ended September 30, 2008 compared to $6,635,000 or 62.2% for the same three months of the prior year. The increase in cost of sales as a percentage of revenues resulted from unfavorable product mix and inventory adjustments. In addition, cost of sales for the same three months of the prior year were negatively affected by a number of factors including shortfalls in OEM module sales which normally carry gross margin rates favorable to other products sold by the Company; Fore-sight cerebral oximetry manufacturing start-up costs; increased blood pressure cuff sales as a percentage of total revenues which normally carry lower relative gross margin rates; and unapplied manufacturing overhead costs as a percentage of the reduced revenues for that period.

                                                                       Form 10-Q
                                                              September 30, 2008
                                                                         Page 14


     Cost of sales for the nine months ended September 30, 2008 was $20,740,000 or 66.4% of revenues compared to $17,830,000 or 63.9% of revenues for the nine months ended September 30, 2007. Inventory adjustments and unfavorable product mix primarily related to the first quarter of 2008 affected gross profit levels for the nine months ended September 30, 2008. U.S. sales of the Company's vital signs monitors during the first three months of 2008 were substantially below the first three months of 2007 while international vital signs product sales were significantly ahead of the prior year. The Company is presently focused on a number of initiatives to improve gross profit margins for the balance of 2008 including raw material and component cost reductions, price increases where appropriate, improved inventory management including inventory controls, product procurement and organizational changes, and enhancements to manufacturing productivity.

     Operating expenses for the three months ended September 30, 2008 increased $253,000 or 8% to $3,631,000 from $3,378,000 for the three months ended September 30, 2007. Operating expenses for the first nine months of 2008 increased $1,036,000 or 11% to $10,682,000 from $9,646,000 reported for the same period the prior year.

     Research and development ("R&D") expenses increased $114,000 or 26% to $554,000 or 5% of revenues for the three months ended September 30, 2008 compared to $440,000 or 4% of revenues for the three months ended September 30, 2007. Decreases in reimbursements from the National Institutes of Health ("NIH") pertaining to the Company's Near-Infrared Spectroscopy ("NIRS") technology compared to the same period of the prior year were primarily responsible for the increase in net R&D expenses. As of September 30, 2008, a maximum of approximately $1.9 million remains available under the $2.8 million multi-year NIH award received during 2007. R&D expenses for the first nine months of 2008 decreased $193,000 or 11% to $1,532,000 from $1,725,000 reported for the first nine months of the prior year. During 2007, the Company incurred significant costs surrounding the development of the Fore-sight cerebral monitor and sensors which was launched during the second quarter of that year. Such spending included project material costs and outside engineering technical support.

     Selling, general and administrative expenses ("S,G&A") increased $139,000 or 5% to $3,077,000, for the three months ended September 30, 2008 compared to $2,938,000 for the three months ended September 30, 2007. S,G&A expenses approximated 27% of revenues for both periods reported. Sales and marketing expenses directly associated with the Fore-Sight cerebral oximetry effort totaled $709,000 and increased approximately $321,000 over the same three months of the prior year. Other sales and marketing expenses totaled $1,306,000 and decreased $210,000 from the $1,516,000 of expenses reported for the three months ended September 30, 2007. General and administrative expenses increased $28,000 or 3% to $1,062,000.

     S,G&A expenses for the first nine months of 2008 totaled $9,150,000, an increase of $1,229,000, or approximately 16%, over the $7,921,000 reported for the first nine months of 2007. Fore-Sight related sales and marketing expenses were $2,208,000 and accounted for $1,020,000 of the increase in S,G&A expenses. Other sales and marketing expenses totaled $3,977,000 and decreased approximately $66,000 or 2% from the $4,043,000 reported for the nine months ended September 30, 2007. G&A expenses totaled $2,965,000 and increased approximately $275,000 or 10% primarily as a result of increased salaries and related benefits associated with increased personnel, patent-related legal costs, strategic planning costs, and stock compensation expense partially offset by decreased company-wide bonus accruals, outside investor relations costs, and Sarbanes Oxley expenses.

     Interest expense increased to $73,000 and $216,000, respectively for the three and nine months ended September 30, 2008 compared to $71,000 and $189,000, respectively for the three and nine months ending September 30, 2007. The increase in interest expense resulted primarily from advances under the Company's line-of-credit partially offset by long-term debt repayments.

     The income tax benefit of $192,000 for the nine months ended September 30, 2008 reflects a combined estimated federal and state effective tax benefit of 46%, reduced for prior period adjustments of $43,000 and varies from the statutory rate as a result of anticipated state and federal R&D tax credits partially offset by non-deductible expenses including stock compensation expense. The income tax benefit of $68,000 recorded for the nine months

                                                                       Form 10-Q
                                                              September 30, 2008
                                                                         Page 15


ended September 30, 2007 reflects an exchange of approximately $155,000 of state tax carryforwards for reduced cash credits payable to the Company. The expected combined federal and state effective tax rate approximated 31% due to anticipated state and federal R&D tax credits, partially offset by non-deductible stock compensation expense.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     At September 30, 2008, the Company's cash and cash equivalents totaled $905,000 compared to $667,000 at December 31, 2007. Working capital increased $117,000 to $10,505,000 at September 30, 2008, from $10,388,000 on December 31,
2007. The Company's current ratio decreased to 2.31 to 1 from 2.63 to 1.

     Cash provided by operations for the nine months ended September 30, 2008 was $407,000 compared to cash used of $2,635,000 for the first nine months of the prior year. Increases in accounts payable and accrued expenses of $897,000 and earnings before depreciation and amortization of $847,000 were primarily responsible for the increase in cash flow from operations and was partially offset by increases in inventory of $1,184,000. Increases in inventories since December 31, 2007 were primarily caused by purchases of blood pressure cuff raw materials, purchases of finished products from Analogic and Fore-Sight cerebral oximeter components offset slightly by reductions in vital signs monitoring and accessories inventories. The Company has initiated an inventory reduction program to reduce its inventory related working capital requirements and expects to achieve reductions in inventory levels by its 2008 fiscal year end.

     Cash used in investing activities was $1,591,000 for the nine months ended September 30, 2008 compared to cash provided of $1,501,000 for the first nine months of the prior year. During September 2007, the Company realized proceeds of $2,802,000 from the sale-leaseback of its headquarters. Expenditures for property and equipment during the nine months ended September 30, 2008 were driven by increases in Fore-Sight cerebral oximeter units at customer sites of $723,000 and other purchases of $492,000 largely related to Fore-Sight demonstration equipment, production equipment expenditures required to support Fore-sight sensor manufacturing and increase blood-pressure cuff production capacity as well as various information technology related expenditures. Prior year expenditures reflected $1,013,000 of spending for leasehold improvements and manufacturing and engineering equipment. Spending for intangible assets of $376,000 for the first nine months of 2008 primarily included accrued contract costs, deferred finance charges associated with the Company's amended line-of-credit agreement and patent costs.

     Cash provided by financing activities for the nine months ended September 30, 2008 was $1,423,000 compared to cash provided of $498,000 for the first nine months of the prior year. During May 2008, the Company consummated a private placement of 333,333 shares of its common stock for aggregate proceeds of $1,000,000. Repayments of long-term debt and insurance notes of $430,000 and $306,000, respectively, were partially offset by advances from the Company's line-of-credit of $733,000 and additional insurance related financings of $299,000.

     On February 11, 2008, the Company amended and restated its existing line of credit with NewAlliance Bank (the "Bank"). The Company entered into a new Commercial Loan Agreement (the "Loan Agreement") and related Commercial Revolving Promissory Note (the "Note") which provide for borrowings on a revolving basis, at the Bank's discretion up to $10,000,000. Loans in excess of $2,000,000 up to $10,000,000 can be made only if the maximum principal amount outstanding does not exceed a borrowing base equal to the sum of (i) 75% of eligible receivables (as defined in the Loan Agreement) and (ii) the lesser of $2,500,000 or 30% of eligible inventory (as defined in the Loan Agreement.) Interest on the outstanding loans pursuant to the Note is at the Prime Rate (as defined in the Loan Agreement) minus 0.5%. Borrowings under the Loan Agreement and the Note are secured by a first priority lien in all the business assets of the Company pursuant to a Security Agreement (the "Security Agreement"). The Credit Agreement, which contains customary non-financial covenants and financial covenants consisting of a debt service coverage ratio and a debt to tangible net worth ratio, expires on the final maturity date of May 1, 2009. Such covenants are measured on an annual basis at the end of the fiscal year.

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

                                                                       Form 10-Q
                                                              September 30, 2008
                                                                         Page 16


Critical Accounting Policies and Estimates
------------------------------------------

     The Company's discussion and analysis of financial condition and results of operations are based on the condensed financial statements. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them. The Company's critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation, and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional information about the Company's critical accounting policies and estimates, see Note 3 to the financial statements included in the Company's Form 10-K for the year ended December 31, 2007. There were no significant changes in critical accounting policies and estimates during the three months ended September 30, 2008.

     New accounting pronouncements and the Company's assessment of their impact on the financial statements are disclosed in Note 7 to the notes to condensed consolidated financial statements contained herein.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

     The Company has certain exposures to market risk related to changes in interest rates. The Company has an outstanding line-of-credit agreement, under which there were borrowings of $2,982,825 at September 30, 2008. The line-of-credit agreement, amended as of February 11, 2008, bears interest at variable rates based on prime rate indices. The Company holds no derivative securities for trading purposes and is not subject in any material respect to currency or other commodity risk.


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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2008. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

     There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

     Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2 and 32.1 to this report.

                                                                       Form 10-Q
                                                              September 30, 2008
                                                                         Page 17


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     The manufacture and sale of our products exposes us to product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, our products or use of our products with components or systems not manufactured or sold by us. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages. We are currently a defendant in a pending product liability action which may be scheduled for trial in early 2009. Although we believe that our product liability insurance is sufficient to cover any damages and costs that are likely with respect to this matter, there can be no assurance that this will be the case with respect to any future matters. Furthermore, we may not be able to obtain insurance in the future at satisfactory rates or in adequate amounts. In addition, publicity pertaining to the misuse or malfunction of, or design flaws in, our products could impair our ability to successfully market and sell our products and could lead to product recalls.

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

                                                                       Form 10-Q
                                                              September 30, 2008
                                                                         Page 18



                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CAS MEDICAL SYSTEMS, INC.
-------------------------
     (Registrant)



/s/  Andrew E. Kersey                                   Date:   November 6, 2008
------------------------------------------
By:  Andrew E. Kersey
     President and Chief Executive Officer



/s/  Jeffery A. Baird                                   Date:   November 6, 2008
------------------------------------------
By:  Jeffery A. Baird
     Chief Financial Officer