Form 10-Q
period 2009-03-31
CAS MEDICAL SYSTEMS INC
filed 2009-05-06
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):      Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☐       Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value   11,376,662 shares as of April 30, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31,	December 31,
	2009	2008
Current Assets:
Cash and cash equivalents	$1,089,482	$1,082,619
Accounts receivable, net of allowance	4,301,584	3,681,355
Recoverable income taxes	110,647	101,185
Other receivables	418,926	715,769
Inventories	9,796,048	9,786,538
Deferred income taxes	1,021,901	791,493
Other current assets	319,735	411,938

Total current assets	17,058,323	16,570,897

Property and equipment:
Property and equipment	5,674,861	5,608,347
Equipment at customers	1,171,217	1,132,422

	6,846,078	6,740,769
Accumulated depreciation and amortization	(4,287,793)	(4,013,900)

	2,558,285	2,726,869

Intangible and other assets, net	740,601	757,378

Goodwill	3,379,021	3,379,021

Deferred income taxes	527,487	250,370

Total assets	$24,263,717	$23,684,535

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

Liabilities and Stockholders’ Equity	March 31, 2009	December 31, 2008

Current Liabilities:
Current portion of long-term debt	$623,325	$614,067
Line-of-credit	3,135,339	1,994,008
Accounts payable	2,503,721	2,307,675
Accrued expenses	1,049,779	835,868

Total current liabilities	7,312,164	5,751,618

Long-term debt, less current portion	1,548,756	1,708,493
Deferred gain on sale and leaseback of property	1,135,041	1,168,701
Income taxes payable	155,875	155,875

Stockholders' Equity:
Series A cumulative convertible preferred stock, $.001 par value per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.004 par value per share, 40,000,000 shares authorized, 11,442,662 and 11,419,535 shares issued at March 31, 2009 and December 31, 2008, respectively, including shares held in treasury	45,767	45,675
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	7,538,148	7,423,340
Retained earnings	6,629,446	7,532,313

Total stockholders' equity	14,111,881	14,899,848

Total liabilities and stockholders' equity	$24,263,717	$23,684,535

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2009		2008

Net sales		$8,405,824		$8,961,551

Cost of sales		5,940,695		6,281,396
Gross profit		2,465,129		2,680,155

Operating expenses:
Research and development		626,195		511,326
Selling, general and administrative		3,211,128		3,020,873
		3,837,323		3,532,199

Operating loss		(1,372,194)		(852,044)

Interest expense, net		49,644		72,097

Loss before income taxes		(1,421,838)		(924,141)

Income tax benefit		(518,970)		(394,250)

Net loss		$(902,868)		$(529,891)

Loss per common share:

Basic	$	(0.08)	$	(0.05)

Diluted	$	(0.08)	$	(0.05)

Weighted average number of
common shares outstanding:
Basic		11,212,010		10,781,292

Diluted		11,212,010		10,781,292

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(902,868)	$(529,891)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	316,021	269,828
Deferred income taxes	(507,525)	(294,556)
Non-cash stock compensation	77,668	140,493
Amortization of deferred gain on sale and leaseback of property	(33,660)	(33,659)
Changes in operating assets and liabilities:
Accounts receivable	(620,229)	545,661
Other receivables	296,843	—
Inventories	(9,510)	(468,083)
Other current assets	92,203	30,030
Recoverable income taxes, net	(9,462)	(97,908)
Income taxes	—	2,750
Accounts payable and accrued expense	409,957	1,056,283
Net cash (used) provided by operating activities	(890,562)	620,948

INVESTING ACTIVITIES:
Purchase of property and equipment	(105,309)	(414,792)
Purchase of intangible assets	(25,351)	(137,284)
Net cash used by investing activities	(130,660)	(552,076)

FINANCING ACTIVITIES:
Repayments of long-term debt	(150,479)	(141,308)
Repayments of notes payable	—	(53,960)
Borrowings from line-of-credit, net	1,141,331	106,403
Tax effect from vesting of restricted stock	—	(7,347)
Proceeds from issuance of common stock	37,233	74,308
Net cash provided (used) by financing activities	1,028,085	(21,904)

Change in cash and cash equivalents	6,863	46,968

Cash and cash equivalents, beginning of period	1,082,619	666,722

Cash and cash equivalents, end of period	$1,089,482	$713,690

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest	$48,739	$68,432
Cash (collected) paid during the period for income taxes, net	$(1,982)	$2,812

See accompanying notes.

CAS Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2009

(1)      The Company

CAS Medical Systems, Inc. (“CAS”) and its wholly-owned subsidiary, Statcorp, Inc. (“Statcorp”) operate as one reportable business segment. Together, CAS and Statcorp (collectively, the “Company” or “CASMED”) develop, manufacture and distribute diagnostic equipment and medical products for use in the healthcare and medical industry. These products – specifically blood pressure measurement technology, vital signs measurement equipment, cardio-respiratory monitoring equipment, cerebral oximetry monitoring equipment, and supplies for neonatal intensive care - are sold by CASMED through its own sales force, via distributors, manufacturers representatives and pursuant to original equipment manufacturer agreements both internationally and in the United States. The Company has several other products in various stages of development that it believes will add to and complement its current product lines.

(2)      Basis of Presentation

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2008.  The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited financial statements for the year then ended.

In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been included in the accompanying financial statements.  The results of operations for interim periods are not necessarily indicative of the expected results for the full year.

(3)      Inventories; Property and Equipment; Intangible Assets and Goodwill

Inventories consisted of:

	March 31, 2009	December 31, 2008

Raw materials	$7,724,322	$7,560,332
Work-in-process	31,499	24,560
Finished goods	2,040,227	2,201,646
	$9,796,048	$9,786,538

Property and equipment are stated at cost. The Company has separately reported its FORE-SIGHT® cerebral oximetry monitors located at customer sites within the U.S. Such equipment is held under a no cost program whereby customers purchase disposable sensors for use with the Company’s equipment.  The Company retains title to the monitors shipped to its customers under this program. The monitors are depreciated on a straight-line basis over five years to cost of sales. As of March 31, 2009, the Company has capitalized $1,171,217 of costs pertaining to the monitors which have a net book value of $889,604. Other property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

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

(4)      Principal Products and Services

The Company has categorized its sales of products and services into the following categories:

•	Critical care monitoring products – includes sales of the FORE-SIGHT® cerebral monitor and accessories.
•
Bedside monitoring products – includes sales of cardio-respiratory monitors and accessories used to monitor apnea in home-based and hospital settings; the Company’s dual platform of vital signs monitors and accessories incorporating various combinations of measurement parameters for both human and veterinary use including pulse oximetry, electro-cardiography, temperature, non-invasive blood pressure, and capnography; co-branded products developed and manufactured by Analogic Corporation including vital signs monitors utilizing parameters as described above and additionally monitors which measure non-invasive cardiac output and hemodynamic status, and fetalgard monitors.

•
Blood pressure measurement technology – includes sales to Original Equipment Manufacturers (“OEM”) of the Company’s proprietary non-invasive blood pressure modules (MAXNIBP®), blood pressure cuffs and accessories for the OEM market and related license fees.

•	Supplies and service – includes sales of blood pressure cuffs and rapid infusor cuffs, neonatal intensive care supplies including electrodes and skin temperature probes, and service repair revenues.

(5)      Loss per Common Share

Weighted average shares outstanding, net of restricted shares, used to compute basic and diluted loss per share for the three months ended March 31, 2009 and 2008 were 11,212,010 and 10,781,292, respectively. Diluted common stock equivalents such as non-vested restricted shares, outstanding warrants and options are excluded from the computation of diluted earnings per share due to the net losses reported for both periods as their inclusion would be anti-dilutive.

(6)      Stock-Based Compensation

Stock compensation expense was $77,668 and $140,493 for the three-month periods ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, the unrecognized stock-based compensation cost related to stock option awards and non-vested restricted stock was $588,990.  Such amount, net of estimated forfeitures, will be recognized in operations over a weighted average period of 1.8 years.

The following table summarizes the Company’s stock option information as of, and for the three-month period ended March 31, 2009:

			Aggregate	Weighted-Average
	Option	Weighted-Average	Intrinsic	Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years
Outstanding at December 31, 2008	590,125	$ 2.43	$ 219,264
Granted	—
Cancelled	(1,000)	1.50
Exercised	—
Outstanding at March 31, 2009	589,125	2.43	$ 84,404	5.85
Exercisable at March 31, 2009	469,124	$ 2.06	$ 84,404	4.96

           (1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

The exercise period for all outstanding stock options may not exceed ten years from the date of grant. Stock options granted to employees and non-employee directors typically vest ratably not less than two years from the grant date. Restricted stock granted to non-employee directors typically vest ratably not less than one year from date of grant. The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

There were no grants of stock options or restricted shares during the first three months of 2009. Further, no stock options were exercised during this period. During the three months ended March 31, 2008, stock options for 20,000 shares of common stock were granted. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected stock-price volatility of 65.0%, a weighted average expected option life of 4.2 years, an average risk free interest rate of 3.74 and a 0.0% average dividend yield.

As of March 31, 2009, 133,539 restricted shares issued to employees and members of the board of directors remain issued and non-vested. The unamortized stock compensation expense associated with the restricted shares as of March 31, 2009 is $382,207 and will be recognized ratably through March 31, 2012.

(7)      Financing Arrangements

The Company has a line of credit agreement with its bank lender, NewAlliance Bank, which was amended on April 3, 2009 effective March 31, 2009 pursuant to a Second Modification Agreement (as amended, the “Agreement”). In accordance with the Second Modification Agreement, the maximum availability was modified from $10,000,000 to $5,000,000 subject to a borrowing base formula equal to the sum of (i) 75% of eligible receivables and (ii) the lesser of $2,500,000 or 30% of eligible inventory. Interest on outstanding amounts is at the Prime Rate plus 1.0% and is subject to a floor of 4.0%. Borrowings are secured by a first priority lien on all the business assets of the Company. The Agreement contains customary non-financial covenants and financial covenants, consisting of a debt service coverage ratio and a debt to tangible net worth ratio, and expires on July 1, 2010. Under the terms of the Second Modification Agreement, the debt service coverage ratio was revised from a quarterly test to an annual test for the twelve months ending December 31, 2009 and the minimum ratio revised from 1.5 to 1 to 1.0 to 1. As of the first quarter of 2010 and thereafter, the ratio returns to 1.5 to 1 with testing resumed on a quarterly basis. As of March 31, 2009, there was $3,135,339 outstanding under the Agreement.

The Company also has a note payable to NewAlliance Bank which provides for monthly installments of $61,533, including interest at 6%, until May 2012. The balance under that loan at March 31, 2009 is $2,172,081.

(8)      Income Taxes

The income tax benefit of $518,970 recorded for the three months ended March 31, 2009 reflects an expected effective income tax rate of approximately 36.5% for 2009 and varies from the statutory rate as a result of anticipated state and federal R&D tax credits.  The income tax benefit of $394,250 for the three months ended March 31, 2008 reflects an effective tax rate of 43% resulting primarily from estimated state and federal R&D tax credits partially offset by non-deductible stock compensation expense.

Recoverable income taxes consist of state tax carry forwards exchanged for reduced cash receipts payable to the Company and estimated federal tax refunds generated from net operating losses.

(9)      Contingencies

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

            On November 24, 2008, Analogic commenced arbitration against the Company contending that the Company breached the Agreement.  Analogic is seeking damages of approximately $765,000 for costs it allegedly incurred in performing under the Agreement including winding down costs and additional remedies which may provide for relief totaling double or treble damages, in addition to attorneys fees.  The Company denies Analogic’s claims and is asserting a counterclaim for damages in excess of those sought by Analogic. The arbitration hearing is expected to be conducted in the second quarter of 2009.  There can be no assurance as to the ultimate outcome of this proceeding.

(10)    New Accounting Pronouncements

            There are no new accounting pronouncements that would materially affect the Company’s financial statements or results of operations for the periods reported herein.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not limited to, the following:  foreign currency fluctuations, regulations and other economic and political factors which affect the Company’s ability to market its products internationally, changes in economic conditions that adversely affect demand for the Company’s products, potential liquidity constraints, new product introductions by the Company’s competitors, increased price competition, rapid technological changes, dependence upon significant customers, availability and cost of components for the Company’s products, the impact of any product liability or other adverse litigation, marketplace acceptance for the Company’s new products, FDA and other governmental regulatory and enforcement actions, changes in reimbursement levels from third-party payors, changes to federal research and development grant programs presently utilized by the Company and other factors described in greater detail in the Company’s most recent annual report on Form 10-K.

Results of Operations

For the three months ended March 31, 2009, the Company reported a net loss of $903,000 or ($0.08) per basic and diluted common share compared to a net loss of $530,000 or ($0.05) per basic and diluted common share reported for the three months ended March 31, 2008. The net loss resulted largely from shortfalls in anticipated sales volumes to both U.S. and international customers which were significantly influenced by difficult worldwide economic conditions. The economic climate has affected many of the Company’s customers including hospitals, distributors, and OEM partners. The shortfall in sales also impacted gross profit for the first three months of 2009 as the Company incurred fixed manufacturing overhead costs which were not inventoriable. On-going sales and marketing expenses related to FORE-SIGHT also contributed to the operating loss for the period. Pre-tax losses for the three-month periods ended March 31, 2009 and 2008 were also affected by approximately $78,000 and $140,000 respectively, of stock compensation expense.

The Company generated revenues of $8,406,000 for the three months ended March 31, 2009, a decrease of $556,000 or 6%, compared to revenues of $8,962,000 for the three months ended March 31, 2008.  The following table provides information with respect to revenues by major category:

($000’s)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Increase/ (Decrease)

Bedside Monitoring Products	$2,576	$3,508	$(932)
Critical Care Monitoring Products	885	274	611
Blood Pressure Measurement Technology	1,483	1,360	123
Supplies and Service	3,462	3,820	(358)
	$8,406	$8,962	$(556)

Domestic Sales	6,370	6,333	37
International Sales	2,036	2,629	(593)
	$8,406	$8,962	$(556)

Bedside monitoring product revenues for the three months ended March 31, 2009 decreased $932,000 or 27% primarily as a result of decreases in international sales of Analogic products and sales of vital signs monitors into the U.S. veterinary market under a private label agreement.

Critical care monitoring product revenues for the three months ended March 31, 2009 of $885,000 represent sales of the Company’s FORE-SIGHT cerebral oximetry monitors, sensors and accessories. Under the Company’s monitor placement arrangements, customers are entitled to use the Company’s monitors at no cost in exchange for purchase orders for FORE-SIGHT sensors. During the first quarter ended March 31, 2009, the Company placed or sold approximately 11 monitors with customers bringing the installed base of Fore-Sight monitors worldwide to 162 monitors.   Increases in sales for the three months ended March 31, 2009 compared to the prior year first quarter were driven by increased sales of sensors on an expanded installed base.

Blood pressure measurement technology sales of $1,483,000 for the three months ended March 31, 2009 increased $123,000 or 9% from the $1,360,000 reported for the same three months of the prior year. Sales to the Company’s largest OEM customer, Medtronic Physio-Control, accounted for nearly all of the increase in sales during this period.  While sales to Medtronic increased, the prior year period sales results were affected by Medtronic’s voluntary suspension of U.S. product shipments initiated during January 2007.

Supplies and service sales decreased $358,000 or 9% to $3,462,000 for the three months ended March 31, 2009 from $3,820,000 for the same three months of the prior year. Sales of blood pressure cuffs were responsible for the entire shortfall in this product category largely as a result of lower procurements from one significant customer.

Sales to the U.S. market accounted for $6,370,000 or 76% of the total revenues reported for the three months ended March 31, 2009, an increase of $37,000 or 1% from the $6,333,000 in sales reported for the three months ended March 31, 2008. International sales accounted for $2,036,000 or 24% of the total revenues reported for the three months ended March 31, 2009, a decrease of $593,000 or 23% from the $2,629,000 reported for the same period of the prior year. Shortfalls in international sales were primarily led by Analogic products, blood pressure cuffs and OEM modules partially offset by increases in FORE-SIGHT product sales.

Cost of sales for the three months ended March 31, 2009 was $5,941,000 or 71% of revenues compared to $6,281,000 or 70% of revenues for the three months ended March 31, 2008. Both periods represented conditions where sales were below expectations resulting in higher fixed indirect manufacturing costs as a percentage of sales.

Operating expenses for the three months ended March 31, 2009 increased $305,000 or 8.6% to $3,837,000 from $3,532,000 for the three months ended March 31, 2008.

Research and development (“R&D”) expenses increased $115,000 or 23% to $626,000 or 7.4% of revenues for the three months ended March 31, 2009 compared to $511,000 or 5.7% of revenues for the three months ended March 31, 2008. Increases in FORE-SIGHT related engineering project costs were primarily responsible for the increase in R&D expenses. The project expenses were largely funded by reimbursements from the National Institutes of Health (“NIH”) pertaining to the Company’s Near-Infrared Spectroscopy (“NIRS”) technology. R&D expenses are reported net of reimbursements from the NIH. Reimbursements were $225,000 and $130,000, respectively, for the three months ended March 31, 2009 and 2008. As of March 31, 2009, a maximum of approximately $1.5 million remains available under the $2.8 million multi-year NIH award received during September 2007.

Selling, general and administrative expenses (“S,G&A”) increased $190,000 or 6% to $3,211,000, for the three months ended March 31, 2009 compared to $3,021,000 for the three months ended March 31, 2008. Sales and marketing expenses directly associated with the FORE-SIGHT cerebral oximetry effort totaled approximately $1,108,000 and increased approximately $434,000 over the same three months of the prior year primarily as a result of increased field sales personnel related costs and marketing related meeting and convention expenses. Other sales and marketing expenses totaled $1,077,000 and decreased $299,000 from the $1,376,000 of expenses reported for the three months ended March 31, 2008. General and administrative expenses (“G&A”) increased $56,000 or 6% to $1,025,000 compared to $969,000 during the three months ended March 31, 2008 primarily as a result of legal expenses partially offset by reduced Sarbanes Oxley related costs and stock compensation expense. Legal expenses associated with the Analogic arbitration accounted for $138,000 of total G&A expenses for the quarter ended March 31, 2009.

Interest expense decreased to $50,000 for the three months ended March 31, 2009 compared to $72,000 for the three months ended March 31, 2008.   The decrease in interest expense resulted primarily from lower borrowing costs associated with the Company’s line-of-credit.

The income tax benefit of $519,000 for the three months ended March 31, 2009 reflects a combined estimated federal and state effective tax benefit of 36.5%, and varies from the statutory rate as a result of anticipated state and federal R&D tax credits. The income tax benefit of $394,000 for the three months ended March 31, 2008 reflects a combined estimated federal and state effective tax rate of 43% and varies from the statutory rate as a result of anticipated state and federal R&D tax credits partially offset by non-deductible expenses including stock compensation expense.

Financial Condition, Liquidity and Capital Resources

At March 31, 2009, the Company's cash and cash equivalents totaled $1,089,000 compared to $1,083,000 at December 31, 2008. Working capital decreased $1,073,000 to $9,746,000 at March 31, 2009, from $10,819,000 on December 31, 2008.  The Company’s current ratio decreased to 2.33 to 1 from 2.88 to 1.

Cash used by operations for the three months ended March 31, 2009 was $891,000 compared to cash provided of $621,000 for the first three months of the prior year.  Operating losses net of non-cash stock compensation, depreciation and amortization, combined with increases in accounts receivable and other receivables of $323,000 and deferred income taxes of $508,000 were responsible for the use of cash. Partially offsetting these requirements were $410,000 provided from increases in accounts payable and accrued expenses.  Increases in inventory of $10,000 for the three months ended March 31, 2009 were nominal.  Inventory balances were heightened by lower than expected product shipments for the period.

Cash used in investing activities was $131,000 for the three months ended March 31, 2009 compared to cash used of $552,000 for the first three months of the prior year.  Expenditures for property and equipment of $105,000 were modest for the three months ended March 31, 2009 and were driven by FORE-SIGHT cerebral oximeter unit placements at customer sites and clinical research locations and manufacturing equipment expenditures.  Prior year expenditures reflected $415,000 of spending primarily related to FORE-SIGHT monitor placements at customer locations.  Spending for intangible assets of $25,000 for the first three months of 2009 were also modest and primarily included deferred finance charges associated with the Company’s amended line-of-credit agreement and patent costs.

Cash provided from financing activities for the three months ended March 31, 2009 was $1,028,000 compared to cash used of $22,000 for the first three months of the prior year.  During the three months ended March 31, 2009, the Company borrowed an additional $1,141,000 against its line-of-credit to support its operations and repaid $150,000 of long-term debt.

The Company has a line of credit agreement with its bank lender, NewAlliance Bank, which was amended on April 3, 2009 effective March 31, 2009 pursuant to a Second Modification Agreement (as amended, the “Agreement”). In accordance with the Second Modification Agreement, the maximum availability was modified from $10,000,000 to $5,000,000 subject to a borrowing base formula equal to the sum of (i) 75% of eligible receivables and (ii) the lesser of $2,500,000 or 30% of eligible inventory. Interest on outstanding amounts is at the Prime Rate plus 1.0% and is subject to a floor of 4.0%. Borrowings are secured by a first priority lien on all the business assets of the Company. The Agreement contains customary non-financial covenants and financial covenants, consisting of a debt service coverage ratio and a debt to tangible net worth ratio, and expires on July 1, 2010. Under the terms of the Second Modification Agreement, the debt service coverage ratio was revised from a quarterly test to an annual test for the twelve months ending December 31, 2009 and the minimum ratio revised from 1.5 to 1 to 1.0 to 1. As of the first quarter of 2010 and thereafter, the ratio returns to 1.5 to 1 with testing resumed on a quarterly basis. As of March 31, 2009, there was $3,135,339 outstanding under the Agreement.

The Company believes that its sources of funds consisting of cash and cash equivalents and funds available from the line of credit facility will be sufficient to meet its current and expected short-term requirements. However, future cash flows may be impacted by a number of factors, including changing market conditions or failure to meet financial covenants under our current or any future loan agreement. Changes in payment terms to one or more of our major suppliers could also have a material adverse effect on our results of operations and future liquidity. We believe that our current levels of working capital and available debt financing are insufficient to fund major growth initiatives, such as significant increases in our sales and marketing personnel, or material acquisitions. There can be no assurance that we will be successful in securing such funding for major initiatives, obtaining a new credit agreement or securing additional sources or forms of capital for major initiatives.

Effective May 4, 2009, the Company initiated efforts to reduce costs and expenses and improve cash flows through certain personnel reductions and other company-wide wage rate reductions approximating 5% of base pay levels.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the condensed financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company’s critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation, and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company’s critical accounting policies and estimates, see Note 2 to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2008.  There were no significant changes in critical accounting policies and estimates during the three months ended March 31, 2009.

New accounting pronouncements and the Company’s assessment of their impact on the financial statements are disclosed in Note 10 to the notes to condensed consolidated financial statements contained herein.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has certain exposures to market risk related to changes in interest rates.  The Company has an outstanding line-of-credit agreement, under which there were borrowings of $3,135,339 at March 31, 2009.  The line-of-credit agreement bears interest at variable rates based on prime rate indices. The Company holds no derivative securities for trading purposes and is not subject in any material respect to currency or other commodity risk.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2009. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2 and 32.1 to this report.

PART II – OTHER INFORMATIION

ITEM 1.   LEGAL PROCEEDINGS

The manufacture and sale of our products exposes us to product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, our products or use of our products with components or systems not manufactured or sold by us.  Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages.  We are currently a defendant in a pending product liability action, which is likely to be scheduled for trial in late 2009.  Although we believe that our product liability insurance is sufficient to cover any damages and costs that are likely with respect to this matter, there can be no assurance that this will be the case with respect to this or any future matters.  Furthermore, we may not be able to obtain insurance in the future at satisfactory rates or in adequate amounts.  In addition, publicity pertaining to the misuse or malfunction of, or design flaws in, our products could impair our ability to successfully market and sell our products and could lead to product recalls.

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

            On November 24, 2008, Analogic commenced arbitration against the Company contending that the Company breached the Agreement.  Analogic is seeking damages of approximately $765,000 for costs it allegedly incurred in performing under the Agreement including winding down costs and additional remedies which may provide for relief totaling double or treble damages, in addition to attorneys fees.  The Company denies Analogic’s claims and is asserting a counterclaim for damages in excess of those sought by Analogic. The arbitration hearing is expected to be conducted in the second quarter of 2009.  There can be no assurance as to the ultimate outcome of this proceeding.

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

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Andrew E. Kersey	Date: May 6, 2009
By: Andrew E. Kersey President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: May 6, 2009
By: Jeffery A. Baird Chief Financial Officer