Form 10-Q
period 2009-06-30
CAS MEDICAL SYSTEMS INC
filed 2009-08-12
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value   11,519,189 shares as of August 10, 2009.

 Form 10-Q
June 30, 2009

 Form 10-Q
June 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

Assets	June 30,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$814,960	$1,082,619
Accounts receivable, net of allowance	4,368,032	3,681,355
Other receivables	—	715,769
Recoverable income taxes	215,762	101,185
Inventories	9,284,424	9,786,538
Deferred income taxes	696,439	791,493
Other current assets	494,030	411,938

Total current assets	15,873,647	16,570,897

Property and equipment:
Leasehold improvements	303,710	281,612
Property and equipment	5,445,598	5,326,735
Equipment at customers	1,171,217	1,132,422

	6,920,525	6,740,769
Accumulated depreciation and amortization	(4,560,719)	(4,013,900)

	2,359,806	2,726,869
Other assets (net):
Intangible and other assets	734,934	757,378
Goodwill	3,379,021	3,379,021
Deferred income taxes	1,155,012	250,370

	5,268,967	4,386,769

Total assets	$23,502,420	$23,684,535

 Form 10-Q
June 30, 2009

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Liabilities and Stockholders’ Equity	2009	2008

Current liabilities:
Current portion of long-term debt	$632,931	$614,067
Line-of-credit	3,123,277	1,994,008
Notes payable	202,713	—
Accounts payable	2,415,996	2,307,675
Accrued expenses	1,110,918	835,868

Total current liabilities	7,485,835	5,751,618

Long-term debt, less current portion	1,386,855	1,708,493
Deferred gain on sale and leaseback of property	1,101,382	1,168,701
Income taxes payable	161,375	155,875

Stockholders’ equity:
Series A cumulative convertible preferred stock, $.001
par value per share, 1,000,000 shares authorized, no
shares issued or outstanding	—	—
Common stock, $.004 par value per share, 40,000,000
shares authorized, 11,605,189 and 11,419,535 shares
issued at June 30, 2009 and December 31, 2008,
respectively, including shares held in treasury	46,421	45,675
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	7,626,244	7,423,340
Retained earnings	5,795,788	7,532,313

Total stockholders’ equity	13,366,973	14,899,848

Total liabilities and stockholders’ equity	$23,502,420	$23,684,535

See accompanying notes.

 Form 10-Q
June 30, 2009

CAS Medical Systems, Inc.

 Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$8,568,115	$10,542,919	$16,973,939	$19,504,470

Cost of sales	5,975,792	7,051,041	11,916,487	13,332,437

Gross profit	2,592,323	3,491,878	5,057,452	6,172,033

Operating expenses:
Research and development	577,843	466,639	1,204,038	977,965
Selling, general and administrative	3,178,141	3,052,337	6,389,269	6,073,210
	3,755,984	3,518,976	7,593,307	7,051,175

Operating loss	(1,163,661)	(27,098)	(2,535,855)	(879,142)

Interest expense, net	62,875	71,160	112,519	143,257

Loss before income taxes	(1,226,536)	(98,258)	(2,648,374)	(1,022,399)

Income tax benefit	(392,878)	(66,250)	(911,848)	(460,500)

Net loss	$(833,658)	$(32,008)	$(1,736,526)	$(561,899)

Loss per common share:

Basic	$(0.07)	$0.00	$(0.15)	$(0.05)

Diluted	$(0.07)	$0.00	$(0.15)	$(0.05)

Weighted average number of
common shares outstanding:
Basic	11,224,829	10,989,920	11,218,419	10,885,606

Diluted	11,224,829	10,989,920	11,218,419	10,885,606

See accompanying notes.

 Form 10-Q
June 30, 2009

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(1,736,526)	$(561,899)
Adjustments to reconcile net loss to
net cash (used) provided by operating activities:
Depreciation and amortization	628,807	573,779
Deferred income taxes	(809,588)	(362,112)
Non-cash stock compensation	166,417	231,315
Amortization of deferred gain on sale and leaseback of property	(67,319)	(67,319)
Changes in operating assets and liabilities:
Accounts receivable	(686,677)	462,984
Other receivable	715,769	—
Inventories	502,114	(1,106,968)
Other current assets	(82,092)	(146,505)
Recoverable income taxes, net	(114,577)	55,536
Accounts payable and accrued expenses	383,372	1,250,683
Income taxes payable	5,500	5,500
Net cash (used) provided by operating activities	(1,094,800)	334,994

INVESTING ACTIVITIES:
Expenditures for property and equipment	(179,756)	(920,625)
Purchase of intangible assets	(59,544)	(353,081)
Net cash used by investing activities	(239,300)	(1,273,706)

FINANCING ACTIVITIES:
Repayments of long-term debt	(302,774)	(284,335)
Proceeds from notes payable	228,052	298,704
Repayments of notes payable	(25,339)	(209,736)
Borrowings from line-of-credit, net	1,129,269	295,576
Tax effect from vesting of restricted stock	—	(2,949)
Proceeds from issuance of common stock	37,233	1,085,523
Net cash provided by financing activities	1,066,441	1,182,783

Change in cash and cash equivalents	(267,659)	244,071

Cash and cash equivalents, beginning of period	1,082,619	666,722

Cash and cash equivalents, end of period	$814,960	$910,793

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest	$109,616	$143,053
Cash paid (collected) during the period for income taxes, net	$6,818	$(156,475)

See accompanying notes.

 Form 10-Q
June 30, 2009

CAS Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2009

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

           The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008.  The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited financial statements for the year then ended.

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

The Company has performed a review of events subsequent to the balance sheet date through August 12, 2009, the date the financial statements were issued.

(3)	Inventories, Property and Equipment, Intangible Assets and Goodwill

    Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis.   Inventories consisted of:

	June 30,	December 31,
	2009	2008

Raw materials	$7,298,713	$7,560,332
Work-in-process	71,784	24,560
Finished goods	1,913,927	2,201,646
	$9,284,424	$9,786,538

           Property and equipment are stated at cost. The Company has separately reported its Fore-sight® cerebral oximetry monitors located at customer sites within the United States. Such equipment is held under a no cost program whereby customers purchase disposable sensors for use with the Company’s equipment.  The Company retains title to the monitors shipped to its customers under this program. The monitors are depreciated on a straight-line basis over five years to cost of sales. As of June 30, 2009, the Company has capitalized $1,171,217 of costs pertaining to the monitors which have a net book value of $834,075. Other property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

 Form 10-Q
June 30, 2009

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

•	Supplies and service – includes sales of blood pressure cuffs and rapid infusor cuffs, neonatal intensive care supplies including electrodes and skin temperature probes, and service repair revenues.

(5)	Loss per Common Share

A summary of the denominators used to compute basic and diluted loss per share follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average shares outstanding, net of restricted shares – used to compute basic loss per share	11,224,829	10,989,920	11,218,419	10,885,606

Dilutive effect of restricted shares, and outstanding warrants and options	—	—	—	—

Weighted average shares of dilutive Securities outstanding – used to compute diluted loss per share	11,224,829	10,989,920	11,218,419	10,885,606

 Form 10-Q
June 30, 2009

           Diluted common stock equivalents such as restricted shares, outstanding warrants and options are excluded from the computation of diluted earnings per share where there is a loss as their inclusion would be anti-dilutive.

(6)	Stock-Based Compensation

Stock compensation expense was $88,749 and $90,822, and $166,417 and $231,315, for the three-month and six-month periods ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, the unrecognized stock-based compensation cost related to non-vested restricted stock and stock option awards was $754,368.  Such amount, before estimated forfeitures, will be recognized in operations over a weighted average period of 1.9 years.

The following table summarizes the Company’s stock option information as of, and for the six-month period ended June 30, 2009:

			Aggregate	Weighted-Average
	Option	Weighted-Average	Intrinsic	Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years
Outstanding at December 31, 2008	590,125	$ 2.43	$ 219,264
Granted	5,000	1.30
Cancelled	(1,000)	1.50
Exercised	—	—
Outstanding at June 30, 2009	594,125	$ 2.42	$ 206,626	5.63
Exercisable at June 30, 2009	477,457	$ 2.09	$ 203,726	4.78

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock as of June 30, 2009 exceeds the option exercise price.

The exercise period for all outstanding stock options may not exceed ten years from the date of grant. Stock options granted to employees and non-employee directors vest ratably typically not less than two years from the grant date. The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

During the first six months of 2009, non-qualified stock options to purchase an aggregate of 5,000 shares of common stock were granted to a new employee. The stock option vests one-third per year over three years from the grant date.

The weighted-average grant date fair value of stock options granted during the six-month period ended June 30, 2009 and 2008 was $0.82 and $3.92 per share, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	June 30, 2009	June 30, 2008
Weighted-average expected stock-price volatility	82.9%	63.4%
Weighted-average expected option life	4.2 years	4.2 years
Average risk-free interest rate	2.93%	3.81%
Average dividend yield	0.0%	0.0%

 Form 10-Q
June 30, 2009

No stock options were exercised for 2009 during the six months ended June 30, 2009. The total intrinsic value of stock options exercised during the six-month period ended June 30, 2008 was $55,981.

During June 2009, the Company issued as aggregate of 173,528 shares of restricted common stock under the 2003 Equity Incentive Plan to employees and outside members of the Board of Directors. Of the total amount granted, 150,000 shares were issued to employees of which 140,000 shares vest one-third per year over three years and 10,000 shares vest one-half per year over a two-year period. The 23,528 shares of restricted common stock granted to outside directors vest quarterly over twelve months from the grant date.

            On June 10, 2009, the Company’s stockholders approved the CAS Medical Systems, Inc. Employee Stock Purchase Plan. Accordingly, 150,000 shares of common stock have been reserved for issuance under the Stock Purchase Plan. The initial offering period began on July 1, 2009. The Stock Purchase Plan offers the Company’s employees an opportunity to participate in a payroll-deduction based program designed to incentivize them to contribute to the Company’s success and prosperity.  The plan approved by the stockholders during June 2009 replaces a plan in effect since June 2004. As of June 30, 2009, 141,218 of the 150,000 shares under the previous plan were issued or reserved to issue and 8,782 shares were cancelled. The current plan contains certain changes including a reduction of the discount under which participants purchase shares of the Company’s common stock.

    On June 10, 2009, the Company’s stockholders also approved an amendment to the CAS Medical Systems, Inc. 2003 Equity Incentive Plan (the “Plan”) which increases the maximum number of shares that can be issued under the Plan by 250,000 to 1,250,000. Awards that may be granted under the Plan include options, restricted stock and restricted stock units, and other stock-based awards. The purposes of the Plan are to make available to our key employees and directors, certain compensatory arrangements related to growth in value of our stock so as to generate an increased incentive to contribute to the Company’s financial success and prosperity; to enhance the Company’s ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company’s financial growth and profitability; and align in general the interests of our employees and directors with the interest of our stockholders. As of June 30, 2009, 286,523 shares remain available for issuance under the Plan.

(7)	Financing Arrangements

The Company has a line of credit agreement with its bank lender, NewAlliance Bank, which was amended on April 3, 2009 effective March 31, 2009 pursuant to a Second Modification Agreement (as amended, the “Agreement”). In accordance with the Second Modification Agreement, the maximum availability was modified from $10,000,000 to $5,000,000 subject to a borrowing base formula equal to the sum of (i) 75% of eligible receivables and (ii) the lesser of $2,500,000 or 30% of eligible inventory. Interest on outstanding amounts is at the Prime Rate plus 1.0% and is subject to a floor of 4.0%. Borrowings are secured by a first priority lien on all the business assets of the Company. The Agreement contains customary non-financial covenants and financial covenants, consisting of a debt service coverage ratio and a debt to tangible net worth ratio, and expires on July 1, 2010. Under the terms of the Agreement, the debt service coverage ratio was revised from a quarterly test to an annual test for the twelve months ending December 31, 2009 and the minimum ratio revised from 1.5 to 1 to 1.0 to 1. As of the first quarter of 2010 and thereafter, the ratio returns to 1.5 to 1 with testing resumed on a quarterly basis. As of June 30, 2009, there was $3,123,277 outstanding under the Agreement.

The Company also has a note payable to NewAlliance Bank which provides for monthly installments of $61,533, including interest at 6%, until May 2012. The balance under that loan at June 30, 2009 was $2,019,786.

During May 2009, the Company entered into a note payable for the financing of certain insurance coverage. A total of $228,052 was financed at 5.2% and is payable at $25,339 per month including interest through February 2010.

 Form 10-Q
June 30, 2009

(8)	Income Taxes

The income tax benefits recognized in operations for the periods presented vary from the statutory rate as a result of anticipated state and federal R&D tax credits partially offset by non-deductible stock compensation expense.

            Recoverable income taxes consist of estimated state and federal tax refunds generated from the carry back of net operating losses and exchanges of state tax credits for reduced cash receipts payable to the Company.

(9)	Contingencies

            On May 8, 2007, the Company signed an exclusive distribution agreement (the “Agreement”) with Analogic Corporation (“Analogic”) under which the Company obtained worldwide exclusive rights to market the Analogic Lifegard® family of non-invasive patient monitors. Under the Agreement, Analogic would co-brand the devices and reconfigure its Lifegard II monitor to include the Company’s MAXNIBP branded non-invasive blood pressure and    other branded technologies. Accordingly, the Company would reimburse Analogic approximately $900,000 upon meeting agreed milestone dates for such efforts. As of June 30, 2009, the Company had made payments to Analogic of $90,000.

            On November 24, 2008, Analogic commenced arbitration against the Company contending that the Company breached the Agreement.  Analogic was seeking damages of approximately $765,000 for costs it allegedly incurred in performing under the Agreement including winding down costs and additional remedies which may provide for relief totaling double or treble damages, in addition to attorney fees.  The Company denied Analogic’s claims and asserted a counterclaim for damages in excess of those sought by Analogic. The arbitration hearing was conducted on June 15, 2009. The Company has subsequently reached a settlement of its arbitration pursuant to which Analogic has agreed to pay the Company the sum of $811,000 in full satisfaction of all matters raised in the arbitration.  The Company and Analogic have negotiated a conclusion to their contractual relationship by way of an orderly process that will protect the customers of the Company and Analogic by allowing the Company to continue distributing products until July 31, 2010.

     On August 7, 2009, Somanetics Corporation filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging patent infringement, false advertising, and common law unfair competition and libel.  The complaint requests injunctive relief and unspecified monetary damages, including treble damages and reasonable attorneys’ fees.  The Company is evaluating its response and intends to vigorously defend all claims brought by Somanetics.

(10)	Fair Value of Financial Instruments

     The fair value of the Company’s debt as of June 30, 2009 approximates its carrying value of $5,143,063. Fair value was determined using unobservable inputs.

(11)	Recent Accounting Pronouncements

There are no new accounting pronouncements that would materially affect the Company’s financial statements or results of operations for the periods reported herein.

 Form 10-Q
June 30, 2009

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not limited to, the following:  foreign currency fluctuations, regulations and other economic and political factors which affect the Company’s ability to market its products internationally, new product introductions by the Company’s competitors, increased price competition, dependence upon significant customers, availability and cost of components for the Company’s products, the impact of any adverse litigation, marketplace acceptance for the Company’s new products, FDA and other governmental regulatory and enforcement actions, changes to federal research and development grant programs presently utilized by the Company and other factors described in greater detail in the Company’s most recent annual report on Form 10-K.

Results of Operations

Operating results for both the three month and six month periods ended June 30, 2009 have been affected by the worldwide economic downturn and weakened demand for the Company’s products particularly in U.S. markets together with increased Fore-Sight related operating expenses.

For the three months ended June 30, 2009, the Company reported a net loss of $834,000 or ($0.07) per basic and diluted common share compared to a net loss of $32,000 or $0.00 per basic and diluted common share reported for the three months ended June 30, 2008. Shortfalls in revenues of $1,975,000 compared to the prior year second quarter and increased Fore-Sight related operating expenses of approximately $263,000 were primarily responsible for the increased losses.  Pre-tax losses for the three-month periods ended June 30, 2009 and 2008 were also affected by approximately $89,000 and $91,000 respectively, of stock compensation expense.

The Company reported a net loss of $1,737,000 or ($0.15) per basic and diluted common share for the six months ended June 30, 2009 compared to a net loss of $562,000 or ($0.05) per basic and diluted common share for first six months of 2008. Revenue shortfalls of $2,530,000 compared to the first six months of the prior year and increased Fore-Sight related expenses of approximately $815,000 were largely responsible for the increased losses. Pre-tax income for the six-month periods ended June 30, 2009 and 2008 was also affected by $166,000 and $231,000 respectively, of stock compensation expense.

The Company generated revenues of $8,568,000 for the three months ended June 30, 2009, a decrease of $1,975,000 or 19%, compared to revenues of $10,543,000 for the three months ended June 30, 2008.  The following table provides information with respect to revenues by major category:

	Three Months Ended	Three Months Ended	Increase/
($000’s)	June 30, 2009	June 30, 2008	(Decrease)

Bedside Monitoring Products	$3,068	$3,900	$(832)
Critical Care Monitoring Products	982	377	605
Blood Pressure Measurement Technology	1,476	2,204	(728)
Supplies and Service	3,042	4,062	(1,020)
	$8,568	$10,543	$(1,975)

Domestic Sales	5,589	7,730	(2,141)
International Sales	2,979	2,813	166
	$8,568	$10,543	$(1,975)

 Form 10-Q
June 30, 2009

Bedside monitoring product revenues for the three months ended June 30, 2009 decreased $832,000 or 21% to $3,068,000 from $3,900,000 reported for the same three months of the prior year as a result of decreases in sales of vital signs monitors and accessories to certain key U.S. customers including the Veterans Administration and products sold into the veterinary market under an exclusive private label agreement and sales of co-branded Analogic products outside of the U.S.

Critical care monitoring product revenues of $982,000 represent sales of the Company’s Fore-Sight cerebral oximetry monitors, sensors and accessories. During the second quarter ended June 30, 2009, the Company placed or sold approximately 16 monitors with customers bringing the installed base of Fore-Sight monitors worldwide to 178 monitors. Under the Company’s monitor placement arrangements, customers are entitled to use the Company’s monitors at no cost in exchange for purchase orders for Fore-Sight sensors.

Blood pressure measurement technology sales of $1,476,000 for the three months ended June 30, 2009 decreased $728,000 or 33% from $2,204,000 reported for the same three months of the prior year. Reduced sales of OEM modules into the international market were primarily responsible for the decrease. Sales to the Company’s largest OEM customer, Medtronic Physio-Control, were also down and accounted for approximately $282,000 of the sales shortfall during this period.

Supplies and service sales decreased $1,020,000 or 25% to $3,042,000 for the three months ended June 30, 2009 from $4,062,000 for the same three months of the prior year. A reduction in sales of blood pressure cuffs to a significant customer accounted for the entire reduction in sales in this category.

Sales to the U.S. market accounted for $5,589,000 or 65% of the total revenues reported for the three months ended June 30, 2009, a decrease of $2,141,000 or 28% from the $7,730,000 of sales reported for the three months ended June 30, 2008. Sales in nearly all product categories to the U.S. market were down with the exception of Fore-Sight monitors and sensors. International sales accounted for $2,979,000 or 35% of the total revenues reported for the three months ended June 30, 2009, an increase of $166,000 or 6% from the $2,813,000 reported for the same period of the prior year. Increases in international sales of Fore-Sight monitors and sensors and bedside monitoring products were largely offset by reduced OEM module sales.

The Company generated revenues of $16,974,000 for the six months ended June 30, 2009, a decrease of $2,530,000 or 13%, compared to revenues of $19,504,000 for the six months ended June 30, 2008.  The following table provides information with respect to revenues by major category:

	Six Months Ended	Six Months Ended	Increase/
($000’s)	June 30, 2009	June 30, 2008	(Decrease)

Bedside Monitoring Products	$5,644	$7,408	$(1,764)
Critical Care Monitoring Products	1,867	650	1,217
Blood Pressure Measurement Technology	2,959	3,563	(604)
Supplies and Service	6,504	7,883	(1,379)
	$16,974	$19,504	$(2,530)

Domestic Sales	11,959	14,062	(2,103)
International Sales	5,015	5,442	(427)
	$16,974	$19,504	$(2,530)

 Form 10-Q
June 30, 2009

Bedside monitoring product revenues for the six months ended June 30, 2009 decreased $1,764,000 or 24% led by decreases in sales of vital signs monitors to U.S. customers primarily the Veterans Administration, sales into the veterinary market and sales of co-branded Analogic products outside of the U.S.

Critical care product revenues which represent sales of the Company’s Fore-Sight cerebral oximetry monitors, sensors and accessories, increased $1,217,000 to $1,867,000 for the six months ended June 30, 2009 compared to $650,000 for the same period of the prior year primarily as a result of increased sensor sales on an expanded installed base. Sales outside of the U.S. accounted for approximately 50% of the increase in overall Fore-Sight sales during this period.

Blood pressure measurement technology sales of $2,959,000 for the six months ended June 30, 2009 decreased $604,000 or 17% from $3,563,000 reported for the same six months of the prior year. Lower sales outside of the U.S. were primarily responsible for the decrease.

Supplies and service sales decreased $1,379,000 or 17% to $6,504,000 for the six months ended June 30, 2009 from $7,883,000 for the same six months of the prior year.  Sales of blood pressure cuffs accounted for the entire shortfall in this product category.

Sales to the U.S. market accounted for $11,959,000 or 70% of the total revenues reported for the six months ended June 30, 2009, a decrease of $2,103,000 or 15% from the $14,062,000 in sales reported for the six months ended June 30, 2008. Sales of bedside monitoring products and blood pressure cuffs sales were largely responsible for the reduction and were partially offset by increased Fore-Sight product sales. International sales accounted for $5,015,000 or 30% of the total revenues reported for the six months ended June 30, 2009, a decrease of $427,000 or 9% from the $5,442,000 reported for the same period of the prior year. Reductions in Analogic product sales and blood pressure cuff sales were partially offset by increased Fore-Sight revenues.

Cost of sales was $5,976,000 or 69.7% of revenues for the three months ended June 30, 2009 compared to $7,051,000 or 66.9% for the same three months of the prior year. Cost of sales for the six months ended June 30, 2009 was $11,916,000 or 70.2% of revenues compared to $13,332,000 or 68.4% of revenues for the six months ended June 30, 2008. The increase in cost of sales as a percentage of revenues for both periods resulted from unfavorable product and geographical mix, inventory adjustments and unapplied manufacturing overhead costs as a percentage of the reduced revenues for these periods.

Operating expenses for the three months ended June 30, 2009 increased $237,000 or 7% to $3,756,000 from $3,519,000 for the three months ended June 30, 2008. Operating expenses for the first six months of 2009 increased $542,000 or 8% to $7,593,000 from $7,051,000 reported for the same period the prior year. Operating expenses for both periods include increases in Fore-Sight related spending as well as significant expenditures for legal fees related to the Analogic arbitration matter. Effective May 4, 2009 the Company initiated efforts to reduce expenses and improve cash flows through certain personnel cutbacks, Company-wide wage rate reductions approximating 5% of base pay levels and other benefit adjustments. These reductions are expected to create over $1,000,000 of annualized savings.

Research and development (“R&D”) expenses increased $111,000 or 24% to $578,000 or 7% of revenues for the three months ended June 30, 2009 compared to $467,000 or 4% of revenues for the three months ended June 30, 2008. Increases in Fore-Sight project related expenses partially offset by increased reimbursements from the National Institutes of Health (“NIH”) pertaining to the Company’s Near-Infrared Spectroscopy (“NIRS”) technology compared to the same period of the prior year were primarily responsible for the increase in net R&D expenses. Increased Fore-Sight related clinical research expenses also contributed to the overall increase in R&D expenses for this period. R&D expenses for the first six months of 2009 increased $226,000 or 23% to $1,204,000 from $978,000 reported for the first six months of the prior year. Engineering project expenses and clinical expenses were responsible for the increase and were partially offset by increased NIH reimbursements.  For the three months and six months ended June 30, 2009, NIH reimbursements totaled $188,000 and $413,000, respectively, compared to $124,000 and $255,000 for the three and six-month periods ended June 30, 2008. As of June 30, 2009, a maximum of approximately $1.4 million remains available under the $2.8 million multi-year NIH award received during 2007.

 Form 10-Q
June 30, 2009

Selling, general and administrative expenses (“S,G&A”) increased $126,000 or 4% to $3,178,000, or 37% of revenues for the three months ended June 30, 2009 compared to $3,052,000, or 29% of revenues for the three months ended June 30, 2008.  Sales and marketing expenses directly associated with the Fore-Sight cerebral oximetry effort totaled $986,000 and increased approximately $163,000 or 20% over the same three months of the prior year primarily as a result of costs associated with additional field sales and marketing personnel.  Other sales and marketing expenses totaled $1,054,000 and decreased $241,000 from the $1,295,000 of expenses reported for the three months ended June 30, 2008. General and administrative expenses increased $204,000 or 22% to $1,138,000 as a result of increased legal expenses related to the Analogic arbitration partially offset by reduced salaries and related benefits.

S,G&A expenses for the first six months of 2009 totaled $6,389,000, an increase of $316,000, or approximately 5%, over the $6,073,000 reported for the first six months of 2008. Fore-Sight related sales and marketing expenses were $2,094,000 and accounted for $595,000 of the increase in S,G&A expenses. Increases in spending were primarily driven by additional sales and marketing personnel. Other sales and marketing expenses totaled $2,132,000 and decreased approximately $539,000 or 20% from the $2,671,000 reported for the six months ended June 30, 2008. G&A expenses totaled $2,163,000 and increased approximately $260,000 or 14% as a result of increased legal expenses related to the Analogic matter partially offset by reductions in patent related legal fees, salaries and related benefits and various other expenses including strategic planning costs, recruitment, supplies and stock compensation expense.

Interest expense decreased to $63,000 and $113,000, respectively for the three and six months ended June 30, 2009 compared to $71,000 and $143,000, respectively for the three and six months ended June 30, 2008.   The decrease in interest expense resulted primarily from lower outstanding balances of long-term debt and reduced interest rates on advances under the Company’s line-of-credit.

The income tax benefit of $912,000 for the six months ended June 30, 2009 reflects a combined estimated federal and state effective tax benefit of 36% and varies from the statutory rate as a result of anticipated state and federal R&D tax credits partially offset by non-deductible expenses including stock compensation expense.  The income tax benefit of $461,000 recorded for the six months ended June 30, 2008 reflects a combined estimated federal and state effective tax benefit of 45% and also varies from the statutory rate as a result of anticipated state and federal R&D tax credits partially offset by non-deductible expenses including stock compensation expense.

Financial Condition, Liquidity and Capital Resources

At June 30, 2009, the Company’s cash and cash equivalents totaled $815,000 compared to $1,083,000 at December 31, 2008. Working capital decreased $2,431,000 to $8,388,000 at June 30, 2009, from $10,819,000 on December 31, 2008.  The Company’s current ratio decreased to 2.1 to 1 from 2.9 to 1.

Cash used by operations for the six months ended June 30, 2009 was $1,095,000 compared to cash provided by operations of $335,000 for the first six months of the prior year. Increased operating losses net of depreciation and amortization were partially offset by reductions in inventory and increases in accounts payable and accrued expenses. The Company has realized inventory reductions over the past twelve months approximating $1,800,000 and expects further reductions for the remainder of 2009.

Cash used in investing activities was $239,000 for the six months ended June 30, 2009 compared to cash used in investing activities of $1,274,000 for the first six months of the prior year. Expenditures for property and equipment during the six months ended June 30, 2008 were driven by increases in Fore-Sight cerebral oximeter units at customer sites of $575,000 and other purchases of $345,000 largely related to Fore-Sight demonstration equipment, production equipment expenditures required to support Fore-sight sensor manufacturing and increase blood-pressure cuff production capacity as well as various information technology related expenditures.

 Form 10-Q
June 30, 2009

Cash provided by financing activities for the six months ended June 30, 2009 was $1,066,000 compared to cash provided by financing activities of $1,183,000 for the first six months of the prior year.  Borrowings under the line-of-credit agreement during 2009 approximated $1,129,000 and were responsible for the cash provided from financing activities during this period.  Cash provided from financing activities for the first six months of the prior year were generated from a private placement of 333,333 shares of its common stock for aggregate proceeds of $1,000,000.

The Company has a line of credit agreement with its bank lender, NewAlliance Bank, which was amended on April 3, 2009 effective March 31, 2009 pursuant to a Second Modification Agreement (as amended, the “Agreement”). In accordance with the Agreement, the maximum availability was modified from $10,000,000 to $5,000,000 subject to a borrowing base formula equal to the sum of (i) 75% of eligible receivables and (ii) the lesser of $2,500,000 or 30% of eligible inventory. Interest on outstanding amounts is at the Prime Rate plus 1.0% and is subject to a floor of 4.0%. Borrowings are secured by a first priority lien on all the business assets of the Company. The Agreement contains customary non-financial covenants and financial covenants, consisting of a debt service coverage ratio and a debt to tangible net worth ratio, and expires on July 1, 2010. Under the terms of the Agreement, the debt service coverage ratio was revised from a quarterly test to an annual test for the twelve months ending December 31, 2009 and the minimum ratio revised from 1.5 to 1 to 1.0 to 1. As of the first quarter of 2010 and thereafter, the ratio returns to 1.5 to 1 with testing resumed on a quarterly basis. As of June 30, 2009, there was $3,123,277 outstanding under the Agreement. Borrowing availability is calculated on a monthly basis and subject to variations based upon the accounts receivable and inventory based formula. A maximum of $5,000,000 is available for borrowing under the formula at June 30, 2009 for the following calendar month.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the condensed financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company’s critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation, and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company’s critical accounting policies and estimates, see Note 3 to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2008.  There were no significant changes in critical accounting policies and estimates during the three months ended June 30, 2009.

 Form 10-Q
June 30, 2009

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has certain exposures to market risk related to changes in interest rates.  The Company has an outstanding line-of-credit agreement, under which there were borrowings of $3,123,277 at June 30, 2009.  The line-of-credit agreement, amended on April 3, 2009 and effective as of March 31, 2009, bears interest at variable rates based on prime rate indices. The Company holds no derivative securities for trading purposes and is not subject in any material respect to currency or other commodity risk.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2 and 32.1 to this report.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The manufacture and sale of our products exposes us to product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, our products or use of our products with components or systems not manufactured or sold by us.  Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages.  We are currently a defendant in a pending product liability action which may be scheduled for trial during late 2009. Although we believe that our product liability insurance is sufficient to cover any damages and costs that are likely with respect to this matter, there can be no assurance that this will be the case with respect to any future matters. Furthermore, we may not be able to obtain insurance in the future at satisfactory rates or in adequate amounts.  In addition, publicity pertaining to the misuse or malfunction of, or design flaws in, our products could impair our ability to successfully market and sell our products and could lead to product recalls.

 Form 10-Q
June 30, 2009

Analogic Arbitration

On May 8, 2007, the Company signed an exclusive distribution agreement (the “Agreement”) with Analogic Corporation (“Analogic”) under which the Company obtained worldwide exclusive rights to market the Analogic Lifegard® family of non-invasive patient monitors. Under the Agreement, Analogic would co-brand the devices and reconfigure its Lifegard II monitor to include the Company’s MAXNIBP branded non-invasive blood pressure and    other branded technologies. Accordingly, the Company would reimburse Analogic approximately $900,000 upon meeting agreed milestone dates for such efforts. As of June 30, 2009, the Company had made one payment to Analogic of $90,000.

On November 24, 2008, Analogic commenced arbitration against the Company contending that the Company breached the Agreement.  Analogic was seeking damages of approximately $765,000 for costs it allegedly incurred in performing under the Agreement including winding down costs and additional remedies which may provide for relief totaling double or treble damages, in addition to attorney fees.  The Company denied Analogic’s claims and asserted a counterclaim for damages in excess of those sought by Analogic. The arbitration hearing was conducted on June 15, 2009.  The Company has subsequently reached a settlement of its arbitration pursuant to which Analogic has agreed to pay the Company the sum of $811,000 in full satisfaction of all matters raised in the arbitration.  The Company and Analogic have negotiated a conclusion to their contractual relationship by way of an orderly process that will protect the customers of the Company and Analogic by allowing the Company to continue distributing products until July 31, 2010.

Somanetics Litigation

On August 7, 2009, Somanetics Corporation filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging patent infringement, false advertising, and common law unfair competition and libel.  The complaint requests injunctive relief and unspecified monetary damages, including treble damages and reasonable attorneys’ fees.  The Company is evaluating its response and intends to vigorously defend all claims brought by Somanetics.

Other

Furthermore, we may become, in the normal course of our business operations, a party to other legal proceedings in addition to those described in the paragraphs above.  None of these other proceedings would be expected to have a material adverse impact on our results of operations, financial condition, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held on June 10, 2009, four proposals were voted upon and approved by the Company’s stockholders.  A brief description of each proposal voted upon at the annual meeting and the number of votes cast for, against and withheld, as well as the number of abstentions and broker non-votes, where applicable, are set forth below.

1) Election of members of the Board of Directors, each for a term of one year

Nominee	For	Withheld

Jerome S. Baron	9,757,602	256,889
Lawrence S. Burstein	9,757,602	256,889
Evan Jones	9,914,140	100,351
Andrew E. Kersey	9,220,712	793,779
Louis P. Scheps	8,265,505	1,748,986

 Form 10-Q
June 30, 2009

2) Approval of Employee Stock Purchase Plan

For	Against	Abstain	Broker Non-Votes

4,282,690	87,130	101,210	5,543,461

3) Amendments to the 2003 Equity Incentive Plan increasing the number of shares issuable under the plan

For	Against	Abstain	Broker Non-Votes

4,049,699	301,761	119,570	5,543,461

4) Ratification of the appointment of UHY LLP as auditor for the Company for the fiscal year ending December 31, 2009

For	Against	Abstain

9,237,971	185,726	67,543

ITEM 5.  OTHER INFORMATION

On August 10, 2009, the Company entered into an employment agreement with Andrew E. Kersey, Chief Executive Officer. This agreement supersedes Mr. Kersey’s previous agreement dated March 16, 2007 as amended December 29, 2008. Under the terms of the Employment Agreement, Mr. Kersey will be employed on an “at will” basis, will receive an annual base salary of two hundred fifty thousand dollars ($250,000) and will be eligible for discretionary bonuses. Mr. Kersey will also be entitled to participate in all employee benefit programs of the Company as such programs may be in effect from time to time. If the Company terminates Mr. Kersey’s employment without Serious Cause (as defined in the Employment Agreement) or Mr. Kersey terminates his employment for Good Reason (as defined in the Employment Agreement), the Company will continue to pay Mr. Kersey his then-current base salary for a period of six (6) months from the date of such termination and he shall be entitled to participate in the Company’s health benefit plans (with standard employee payment not to exceed the payment level prior to termination) for the six (6) month period.  In addition, if Mr. Kersey terminates his employment for Good Reason or if the Company terminates Mr. Kersey’s employment without Serious Cause, all of Mr. Kersey’s equity-linked grants (such as stock options and restricted stock) shall immediately accelerate and vest in full.  If Mr. Kersey’s employment is terminated by the Company (or successor thereto) without Serious Cause or Mr. Kersey terminates employment with the Company (or successor thereto) for Good Reason, within the period commencing on the date that a Change of Control (as defined in the Employment Agreement) is formally proposed to the Company’s Board of Directors and ending on the second anniversary of the date on which such Change of Control occurs, then Mr. Kersey will be entitled to receive his then-current base salary for a period of one (1) year from the date of such termination and in addition will be entitled to participate in the Company’s health benefit plans (with standard employee payment not to exceed the payment level prior to the change in control) for the period of one (1) year.  The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement, a copy of which is filed as Exhibit 10.1 hereto.

 Form 10-Q
June 30, 2009

On August 10, 2009, the Company entered into an employment agreement (the “Employment Agreement”) with Jeffery A. Baird, Chief Financial Officer. Under the terms of the Employment Agreement, Mr. Baird will be employed on an “at will” basis, will receive an annual base salary of two hundred thousand dollars ($200,000) and will be eligible for discretionary bonuses. Mr. Baird will also be entitled to participate in all employee benefit programs of the Company as such programs may be in effect from time to time. If the Company terminates Mr. Baird’s employment without Serious Cause (as defined in the Employment Agreement) or Mr. Baird terminates his employment for Good Reason (as defined in the Employment Agreement), the Company will continue to pay Mr. Baird his then-current base salary for a period of six (6) months from the date of such termination and he shall be entitled to participate in the Company’s health benefit plans (with standard employee payment not to exceed the payment level prior to termination) for the six (6) month period.  In addition, if Mr. Baird terminates his employment for Good Reason or if the Company terminates Mr. Baird’s employment without Serious Cause, all of Mr. Baird’s equity-linked grants (such as stock options and restricted stock) shall immediately accelerate and vest in full.  If Mr. Baird’s employment is terminated by the Company (or successor thereto) without Serious Cause or Mr. Baird terminates employment with the Company (or successor thereto) for Good Reason, within the period commencing on the date that a Change of Control (as defined in the Employment Agreement) is formally proposed to the Company’s Board of Directors and ending on the second anniversary of the date on which such Change of Control occurs, then Mr. Baird will be entitled to receive his then-current base salary for a period of one (1) year from the date of such termination and in addition will be entitled to participate in the Company’s health benefit plans (with standard employee payment not to exceed the payment level prior to the change in control) for the period of one (1) year.  The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement, a copy of which is filed as Exhibit 10.2 hereto.

ITEM 6.   EXHIBITS

10.1	Employment Agreement dated August 10, 2009 between the Company and Andrew E. Kersey, President and Chief Executive Officer
10.2	Employment Agreement dated August 10, 2009 between the Company and Jeffery A. Baird, Chief Financial Officer
31.1	Certification pursuant to Rule 13a-14(a) of Andrew E. Kersey, President and Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) of Jeffery A. Baird, Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. 1350 of Periodic Financial Report of Andrew E. Kersey, President and Chief Executive Officer and Jeffery A. Baird, Chief Financial Officer

 Form 10-Q
June 30, 2009

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAS MEDICAL SYSTEMS, INC.

(Registrant)

/s/ Andrew E. Kersey	Date: August 12, 2009
By: Andrew E. Kersey
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: August 12, 2009
By: Jeffery A. Baird
Chief Financial Officer