Form 10-Q
period 2009-09-30
CAS MEDICAL SYSTEMS INC
filed 2009-11-05
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value  11,513,875 shares as of November 1, 2009.

 Form 10-Q
Sept. 30, 2009

INDEX

 Form 10-Q
Sept. 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$989,568	$1,082,619
Accounts receivable, net of allowance	4,274,013	3,681,355
Other receivables	–	715,769
Recoverable income taxes	106,407	101,185
Inventories	8,407,524	9,786,538
Deferred income taxes	656,019	791,493
Other current assets	463,684	411,938

Total current assets	14,897,215	16,570,897

Property and equipment:
Leasehold improvements	303,710	281,612
Property and equipment	5,395,359	5,326,735
Equipment at customers	1,171,216	1,132,422

	6,870,285	6,740,769
Accumulated depreciation and amortization	(4,733,628)	(4,013,900)

	2,136,657	2,726,869
Other assets (net):
Intangible and other assets	619,560	757,378
Goodwill	3,379,021	3,379,021
Deferred income taxes	1,016,105	250,370

	5,014,686	4,386,769

Total assets	$22,048,558	$23,684,535

 Form 10-Q
Sept. 30, 2009

CAS Medical Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Liabilities and Stockholders’ Equity	2009	2008

Current liabilities:
Current portion of long-term debt	$642,685	$614,067
Line-of-credit	1,940,069	1,994,008
Notes payable	126,695	–
Accounts payable	2,214,921	2,307,675
Accrued expenses	1,157,260	835,868

Total current liabilities	6,081,630	5,751,618

Long-term debt, less current portion	1,223,153	1,708,493
Deferred gain on sale and leaseback of property	1,067,723	1,168,701
Income taxes payable	161,375	155,875

Stockholders' equity:
Series A cumulative convertible preferred stock, $.001 par value per share, 1,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.004 par value per share, 40,000,000 shares authorized, 11,599,875 and 11,419,535 shares issued at September 30, 2009 and December 31, 2008, respectivey, including shares held in treasury	46,399	45,675
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	7,576,833	7,423,340
Retained earnings	5,992,925	7,532,313

Total stockholders' equity	13,514,677	14,899,848

Total liabilities and stockholders' equity	$22,048,558	$23,684,535

See accompanying notes.

 Form 10-Q
Sept. 30, 2009

CAS Medical Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$9,165,561	$11,708,082	$26,139,500	$31,212,552

Cost of sales	5,964,848	7,407,603	17,881,335	20,740,040

Gross profit	3,200,713	4,300,479	8,258,165	10,472,512

Operating expenses:
Research and development	688,656	553,888	1,892,694	1,531,853
Selling, general and administrative	2,136,019	3,076,679	8,525,288	9,149,889
	2,824,675	3,630,567	10,417,982	10,681,742

Operating income (loss)	376,038	669,912	(2,159,817)	(209,230)

Interest expense, net	60,974	72,546	173,493	215,803

Income (loss) before income taxes	315,064	597,366	(2,333,310)	(425,033)

Income tax provision (benefit)	117,926	268,500	(793,922)	(192,000)

Net income (loss)	$197,138	$328,866	$(1,539,388)	$(233,033)

Income (loss) per common share:

Basic	$0.02	$0.03	$(0.14)	$(0.02)

Diluted	$0.02	$0.03	$(0.14)	$(0.02)

Weighted average number of
common shares outstanding:
Basic	11,292,931	11,171,056	11,243,257	10,980,756

Diluted	11,751,134	12,085,122	11,243,257	10,980,756

See accompanying notes.

 Form 10-Q
Sept. 30, 2009

CAS Medical Systems, Inc.
Condenses Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(1,539,388)	$(233,033)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	920,811	862,769
Deferred income taxes	(801,016)	(218,668)
Impairment of assets	99,309	–
Provision for doubtful accounts	–	25,000
Non-cash stock compensation	260,742	318,258
Amortization of deferred gain on sale and leaseback of property	(100,978)	(100,978)
Changes in operating assets and liabilities:
Accounts receivable	(592,658)	(70,481)
Other receivable	715,769	–
Inventories	1,379,014	(1,183,856)
Other current assets	(51,746)	(82,644)
Recoverable income taxes, net	(5,222)	186,159
Accounts payable and accrued expenses	228,638	896,653
Income taxes payable	5,500	8,000
Net cash provided by operating activities	518,775	407,179

INVESTING ACTIVITIES:
Expenditures for property and equipment	(220,431)	(1,215,442)
Purchase of intangible assets	(71,659)	(375,799)
Net cash used by investing activities	(292,090)	(1,591,241)

FINANCING ACTIVITIES:
Repayments of long-term debt	(456,722)	(429,578)
Proceeds from notes payable	228,052	298,704
Repayments of notes payable	(101,357)	(306,039)
(Repayments) advances from line-of-credit, net	(53,939)	733,476
Tax effect from vesting of restricted stock	–	(14,730)
Proceeds from issuance of common stock	64,230	1,140,760
Net cash (used) provided by financing activities	(319,736)	1,422,593

Change in cash and cash equivalents	(93,051)	238,531

Cash and cash equivalents, beginning of period	1,082,619	666,722

Cash and cash equivalents, end of period	$989,568	$905,253

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest	$175,382	$219,380
Cash paid (collected) during the period for income taxes, net	$6,818	$(152,761)

See accompanying notes.

 Form 10-Q
Sept. 30, 2009

CAS Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2009

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

The Company has performed a review of events subsequent to the balance sheet date through November 5, 2009, the date the financial statements were issued.

(3)  Inventories, Property and Equipment, Intangible Assets and Goodwill

Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis.   Inventories consisted of:

	September 30, 2009	December 31, 2008
Raw Materials	$6,552,540	$7,560,332
Work-in-process	48,745	24,560
Finished goods	1,806,239	2,201,646
	$8,407,524	$9,786,538

           Property and equipment are stated at cost. The Company has separately reported its Fore-sight® cerebral oximetry monitors located at customer sites within the United States. Such equipment is held under a no cost program whereby customers purchase disposable sensors for use with the Company’s equipment.  The Company retains title to the monitors shipped to its customers under this program. The monitors are depreciated on a straight-line basis over five years to cost of sales. As of September 30, 2009, the Company has capitalized $1,171,216 of

 Form 10-Q
Sept. 30, 2009

costs pertaining to the monitors which have a net book value of $778,545. Other property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

Intangible assets consist of patents issued, patents pending, trademarks, purchased technology and other deferred charges which are recorded at cost. Patents are amortized on a straight-line basis over 1 to 20 years. Costs associated with the development of new external use software products are expensed as incurred until technological feasibility has been established in accordance with the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 985-20 “Costs of Software to be Sold, Leased or Marketed.” Technological feasibility is demonstrated by the completion of a detailed design plan.  Capitalization ceases when the product is available for general release to customers. Capitalized costs are amortized over their estimated useful lives. Deferred financing costs are amortized over the term of the related debt. Other deferred charges are amortized over their estimated useful lives.

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

•	Supplies and service – includes sales of blood pressure cuffs and rapid infusor cuffs, neonatal intensive care supplies including electrodes and skin temperature probes, and service repair revenues.

(5)  Income (Loss) per Common Share

A summary of the denominators used to compute basic and diluted income (loss) per share follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average shares outstanding, net of restricted shares – used to compute
basic income (loss) per share	11,292,931	11,171,056	11,243,257	10,980,756

Dilutive effect of restricted shares, and outstanding warrants and options	458,203	914,066	–	–

Weighted average shares of dilutive
Securities outstanding – used to compute
diluted income (loss) per share	11,751,134	12,085,122	11,243,257	10,980,756

 Form 10-Q
Sept. 30, 2009

Diluted common stock equivalents such as restricted shares, outstanding warrants and options are excluded from the computation of diluted earnings per share where there is a loss as their inclusion would be anti-dilutive.

(6)  Stock-Based Compensation

Stock compensation expense was $94,325 and $86,943, and $260,742 and $318,258, for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the unrecognized stock-based compensation cost related to non-vested restricted stock and stock option awards was $494,240.  Such amount, before estimated forfeitures, will be recognized in operations over a weighted average period of 1.8 years.

The following table summarizes the Company’s stock option information as of, and for the nine-month period ended September 30, 2009:

			Aggregate	Weighted-Average
	Option	Weighted-Average	Intrinsic	Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years
Outstanding at December 31, 2008	590,125	$2.43	$219,264
Granted	25,000	1.82
Cancelled	(86,000)	3.85
Exercised	(5,000)	0.70
Outstanding at September 30, 2009	524,125	$2.18	$138,371	4.98
Exercisable at September 30, 2009	470,790	$2.09	$71,402	4.53

(1)  The intrinsic value of a stock option is the amount by which the current market value of the underlying stock as of September 30, 2009 exceeds the option exercise price.

The exercise period for all outstanding stock options may not exceed ten years from the date of grant. Stock options granted to employees and non-employee directors vest ratably typically not less than two years from the grant date. The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

During the first nine months of 2009, non-qualified stock options to purchase an aggregate of 25,000 shares of common stock were granted to several employees. The stock options vest one-third per year over three years from the grant date.

The weighted-average grant date fair value of stock options granted during the nine-month periods ended September 30, 2009 and 2008 was $1.20 and $2.90 per share, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	September 30, 2009	September 30, 2008
Weighted-average expected stock-price volatility	88.2%	63.4%
Weighted-average expected option life	4.2 years	4.2 years
Average risk-free interest rate	3.56%	3.81%
Average dividend yield	0.0%	0.0%

Stock options to purchase 5,000 shares of the Company’s common stock were exercised during the nine months ended September 30, 2009. The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2009 and 2008 were $4,950 and $62,731, respectively.

 Form 10-Q
Sept. 30, 2009

During 2009, the Company issued an aggregate of 173,528 shares of restricted common stock under the 2003 Equity Incentive Plan to employees and outside members of the Board of Directors. Of the total amount granted, 150,000 shares were issued to employees of which 140,000 shares vest one-third per year over three years and 10,000 shares vest one-half per year over a two-year period. The 23,528 shares of restricted common stock granted to outside directors vest quarterly over twelve months from the grant date.  Of the total amount granted during 2009, 36,001 shares have been cancelled due to terminations of employment.

            On June 10, 2009, the Company’s stockholders approved the CAS Medical Systems, Inc. Employee Stock Purchase Plan. Accordingly, 150,000 shares of common stock have been reserved for issuance under the Stock Purchase Plan. The initial offering period began on July 1, 2009. The Stock Purchase Plan offers the Company’s employees an opportunity to participate in a payroll-deduction based program designed to incentivize them to contribute to the Company’s success.  The plan approved by the stockholders during June 2009 replaced a plan in effect since June 2004. The current plan contains certain changes including a reduction of the discount under which participants purchase shares of the Company’s common stock.

On June 10, 2009, the Company’s stockholders also approved an amendment to the CAS Medical Systems, Inc. 2003 Equity Incentive Plan (the “Plan”) which increases the maximum number of shares that can be issued under the Plan by 250,000 to 1,250,000. Awards that may be granted under the Plan include options, restricted stock and restricted stock units, and other stock-based awards. The purposes of the Plan are to make available to our key employees and directors, certain compensatory arrangements related to growth in value of our stock so as to generate an increased incentive to contribute to the Company’s financial success; to enhance the Company’s ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company’s financial growth and profitability; and align in general the interests of our employees and directors with the interests of our stockholders. As of September 30, 2009, 376,523 shares remain available for issuance under the Plan.

(7) Financing Arrangements

The Company has a line of credit agreement with its bank lender, NewAlliance Bank, which was amended on April 3, 2009 effective March 31, 2009 pursuant to a Second Modification Agreement, (as amended, the “Agreement”). In accordance with the Agreement, the maximum availability was modified from $10,000,000 to $5,000,000 subject to a borrowing base formula equal to the sum of (i) 75% of eligible receivables and (ii) the lesser of $2,500,000 or 30% of eligible inventory. Interest on outstanding amounts is at the Prime Rate plus 1.0% and is subject to a floor of 4.0%.  The Agreement expires on July 1, 2010. Borrowings are secured by a first priority lien on all the business assets of the Company. The Agreement contains customary non-financial covenants and financial covenants, consisting of a debt service coverage ratio and a debt to tangible net worth ratio. Under the terms of the Agreement, the debt service coverage ratio was revised from a quarterly test to an annual test for the twelve months ending December 31, 2009 and the minimum ratio revised from 1.5 to 1 to 1.0 to 1. As of the first quarter of 2010 and thereafter, the ratio returns to 1.5 to 1 with testing resumed on a quarterly basis. As of September 30, 2009, there was $1,940,069 outstanding under the Agreement.

The Company is presently in compliance with all terms of the Agreement, however it does not currently believe that it will be in compliance with the debt service coverage ratio covenant at December 31, 2009. While the Company expects to be able to successfully negotiate an amendment or a waiver of the debt service coverage ratio covenant, there can be no assurance that such an amendment or a waiver will be obtained on satisfactory terms or at all.  If an amendment or waiver can not be successfully negotiated with the lender, the entire amount of any indebtedness at that time under the Agreement and the term note to NewAlliance described below could become due and payable at the lender’s discretion, which could have a material adverse effect on the Company’s financial position. In the event the Company is not successful in obtaining an amendment or waiver from its current lender, the Company would seek alternative sources of funding. The Company believes it will be able to obtain alternative financing on terms favorable to the Company in part because its total debt financing needs are substantially below the value of the Company’s assets. There can no assurance however that the Company would be successful in obtaining such financing on satisfactory terms or at all.

The Company also has a term note to NewAlliance Bank which provides for monthly installments of $61,533, which includes interest at 6%. The balance pursuant to this note at September 30, 2009 was $1,865,838. The term note is payable in full on June 1, 2012.

 Form 10-Q
Sept. 30, 2009

During May 2009, the Company entered into a note payable for the financing of certain insurance coverage. A total of $228,052 was financed at 5.2% and is payable at $25,339 per month including interest through February 2010. As of September 30, 2009, there was $126,695 outstanding under the note payable.

 (8)  Income Taxes

The income tax provision (benefit) recognized in operations for the periods presented vary from the statutory rate as a result of anticipated state and federal R&D tax credits partially offset by non-deductible stock compensation expense.

            Recoverable income taxes consist of estimated state and federal tax refunds generated from the carry back of net operating losses and exchanges of state tax credits for reduced cash receipts payable to the Company.

            We have performed the required assessment of positive and negative evidence regarding realization of our deferred tax assets in accordance with FASB ASC 740 “Income Taxes”, including our prior period operating results and our forecast for future net income. Our assessment utilized assumptions about our revenues and pre-tax income in future periods and considered a number of uncertainties including the market acceptance for our products, competition, the potential effects of our current litigation, and the current economic environment. As of September 30, 2009, we concluded that it is more likely than not that our deferred income taxes of $1,672,124 will be realized.

(9)  Other – Arbitration Settlement

            On May 8, 2007, the Company signed an exclusive distribution agreement (the “Agreement”) with Analogic Corporation (“Analogic”) under which the Company obtained worldwide exclusive rights to market the Analogic Lifegard® family of non-invasive patient monitors. Under the Agreement, Analogic would co-brand the devices and reconfigure its Lifegard II monitor to include the Company’s MAXNIBP branded non-invasive blood pressure and    other branded technologies. Accordingly, the Company would reimburse Analogic approximately $900,000 upon meeting agreed milestone dates for such efforts. The Company made one payment to Analogic of $90,000.

            On November 24, 2008, Analogic commenced arbitration against the Company contending that the Company breached the Agreement.  Analogic was seeking damages of approximately $765,000 for costs it allegedly incurred in performing under the Agreement including winding down costs and additional remedies which could have provided for relief totaling double or treble damages, in addition to attorney fees.  The Company denied Analogic’s claims and asserted a counterclaim for damages in excess of those sought by Analogic. The arbitration hearing was conducted on June 15, 2009. In August 2009, the Company reached a settlement of its arbitration pursuant to which Analogic has paid the Company the sum of $811,000 in full satisfaction of all matters raised in the arbitration.  The Company and Analogic have negotiated a conclusion to their contractual relationship by way of an orderly process that will protect the customers of the Company and Analogic by allowing the Company to continue distributing products until July 31, 2010.

As a result of the settlement, the Company wrote-off $99,309 of intangible assets associated with the contract and recorded the $711,691 balance as a reduction of general and administrative expenses to offset previously reported legal expenses associated with this matter.

(10)  Contingencies

On August 7, 2009, Somanetics Corporation (“Somanetics”) filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging patent infringement, false advertising, and common law unfair competition and libel.  The complaint requests injunctive relief and unspecified monetary damages, including treble damages and reasonable attorneys’ fees.  On October 19, 2009, the Company answered the complaint, denying all allegations against it. In addition, the Company has asserted counterclaims against Somanetics for violation of the antitrust laws and for a declaration that the patents sued upon are invalid, unenforceable, and/or have not been infringed by the Company.

 Form 10-Q
Sept. 30, 2009

(11)  Fair Value of Financial Instruments

The fair value of the Company’s debt as of September 30, 2009 approximates its carrying value of $3,805,907. Fair value was determined using unobservable inputs (i.e. Level III as defined under FASB ASC 820, “Fair Value Measurements and Disclosures”). The fair value of all other financial instruments such as accounts receivable, accounts payable and accrued expenses approximates their carrying value using active market data (i.e. Level I as defined in FASB ASC 820).

(12)  Recent Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not limited to, the following:  foreign currency fluctuations, regulations and other economic and political factors which affect the Company’s ability to market its products internationally, new product introductions by the Company’s competitors, increased price competition, dependence upon significant customers, availability and cost of components for the Company’s products, the impact of any adverse litigation, marketplace acceptance for the Company’s new products, FDA and other governmental regulatory and enforcement actions, changes to federal research and development grant programs presently utilized by the Company and other factors described in greater detail in the Company’s most recent annual report on Form 10-K.

Results of Operations

Operating results for both the three and nine month periods ended September 30, 2009 have been affected by the worldwide economic downturn and weakened demand for the Company’s products particularly in U.S. capital equipment markets.

For the three months ended September 30, 2009, the Company reported net income of $197,000 or $0.02 per basic and diluted common share compared to net income of $329,000 or $0.03 per basic and diluted common share reported for the three months ended September 30, 2008. During the third quarter ended September 30, 2009, the Company recorded a recovery of legal expenses and reimbursements for asset write-downs totaling $712,000 related to the Analogic settlement. Excluding the benefit from the Analogic settlement, pre-tax income of $315,000 would have been a pre-tax loss of $397,000. Revenues for the third quarter of 2009 declined $2,542,000 or 22% from the third quarter of 2008 while operating expenses,

 Form 10-Q
Sept. 30, 2009

excluding the Analogic settlement, were largely unchanged. Pre-tax results for the third quarter of 2009 included $124,000 of legal expenses related to the Somanetics litigation. The three-month periods ended September 30, 2009 and 2008 were also affected by approximately $95,000 and $87,000 respectively, of stock compensation expense.

The Company reported a net loss of $1,539,000 or ($0.14) per basic and diluted common share for the nine months ended September 30, 2009 compared to a net loss of $233,000 or ($0.02) per basic and diluted common share for first nine months of 2008. Revenue shortfalls of $5,073,000 or 16% compared to the first nine months of the prior year were largely responsible for the increased losses. Excluding the benefit associated with the Analogic settlement in August 2009, operating expenses were largely unchanged from the prior year. Pre-tax income for the nine-month periods ended September 30, 2009 and 2008 was also affected by $261,000 and $318,000 respectively, of stock compensation expense.

The Company generated revenues of $9,166,000 for the three months ended September 30, 2009, a decrease of $2,542,000 or 22%, compared to revenues of $11,708,000 for the three months ended September 30, 2008.  The following table provides information with respect to revenues by major category:

($000’s)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2009	Increase/ (Decrease)

Bedside Monitoring Products	$2,867	$5,289	$(2,422)
Critical Care Monitoring Products	1, 066	831	235
Blood Pressure Measurement Technology	1,781	2,195	(414)
Supplies and Service	3,452	3,393	59
	$9,166	$11,708	$(2,542)

Domestic Sales	6,554	9,371	(2,817)
International Sales	2,612	2,337	275
	$9,166	$11,718	$(2,542)

Bedside monitoring product revenues for the three months ended September 30, 2009 decreased $2,422,000 or 46% to $2,867,000 from $5,289,000 reported for the same three months of the prior year as a result of decreases in sales of vital signs monitors and accessories to certain key U.S. customers primarily the Veterans Administration and sales of co-branded Analogic products outside of the U.S.

Critical care monitoring product revenues of $1,066,000 represent sales of the Company’s Fore-Sight cerebral oximetry monitors, sensors and accessories. During the third quarter ended September 30, 2009, the Company placed or sold approximately 14 monitors with customers bringing the installed base of Fore-Sight monitors worldwide to 192 monitors. Under the Company’s monitor placement arrangements, customers are entitled to use the Company’s monitors at no cost in exchange for purchase orders for Fore-Sight sensors.

Blood pressure measurement technology sales of $1,781,000 for the three months ended September 30, 2009 decreased $414,000 or 19% from $2,195,000 reported for the same three months of the prior year. Reduced sales of OEM modules to the Company’s largest OEM customer, Medtronic Physio-Control, accounted for approximately $314,000 of the sales shortfall during this period. Sales to the Company’s OEM partner in the veterinary market were also down $163,000 and were partially offset by increased international shipments of OEM modules to one significant customer.

Supplies and service sales increased $59,000 or 2% to $3,452,000 for the three months ended September 30, 2009 from $3,393,000 for the same three months of the prior year. Sales of blood pressure cuffs to a new customer were partially offset by reduced sales to a significant customer.

 Form 10-Q
Sept. 30, 2009

Sales to the U.S. market accounted for $6,553,000 or 72% of the total revenues reported for the three months ended September 30, 2009, a decrease of $2,818,000 or 30% from the $9,371,000 of sales reported for the three months ended September 30, 2008. Sales in nearly all product categories to the U.S. market were down with the exception of Fore-Sight monitors and sensors. International sales accounted for $2,612,000 or 28% of the total revenues reported for the three months ended September 30, 2009, an increase of $275,000 or 12% from the $2,337,000 reported for the same period of the prior year. Increases in international sales of Fore-Sight monitors and sensors and bedside monitoring products were partially offset by reduced OEM module sales.

The Company generated revenues of $26,140,000 for the nine months ended September 30, 2009, a decrease of $5,073,000 or 16%, compared to revenues of $31,213,000 for the nine months ended September 30, 2008.  The following table provides information with respect to revenues by major category:

($000’s)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Increase/ (Decrease)

Bedside Monitoring Products	$8,509	$12,700	$(4,191)
Critical Care Monitoring Products	2,933	1,482	1,451
Blood Pressure Measurement Technology	4,741	5,739	(998)
Supplies and Service	9,957	11,292	(1,335)
	$26,140	$31,213	$(5,073)

Domestic Sales	18,287	23,434	(5,147)
International Sales	7,853	7,779	74
	$26,140	$31,213	$(5,073)

Bedside monitoring product revenues for the nine months ended September 30, 2009 decreased $4,191,000 or 33% led by decreases in sales of vital signs monitors to U.S. customers, primarily the Veterans Administration, sales into the veterinary market and sales of co-branded Analogic products outside of the U.S.

Critical care product revenues which represent sales of the Company’s Fore-Sight cerebral oximetry monitors, sensors and accessories, increased $1,451,000 or 98% to $2,933,000 for the nine months ended September 30, 2009 compared to $1,482,000 for the same period of the prior year primarily as a result of increased sensor sales on an expanded installed base. Sensor sales account for approximately 71% of the total 2009 cerebral oximetry revenues.

Blood pressure measurement technology sales of $4,741,000 for the nine months ended September 30, 2009 decreased $998,000 or 17% from $5,739,000 reported for the same nine months of the prior year. Sales of OEM modules to the Company’s largest OEM customer, Medtronic Physio-Control, represented $468,000 of the sales shortfall during this period. Sales to the Company’s OEM partner in the veterinary market were also down $126,000 as were international shipments of OEM modules.

Supplies and service sales decreased $1,335,000 or 12% to $9,957,000 for the nine months ended September 30, 2009 from $11,292,000 for the same nine months of the prior year.  Lower sales of blood pressure cuffs accounted for the entire shortfall in this product category. Reduced sales of blood pressure cuffs to a significant OEM customer which carry lower gross margins were partially offset by sales to a new direct customer which offer improved gross margins to the Company.

Sales to the U.S. market accounted for $18,287,000 or 70% of the total revenues reported for the nine months ended September 30, 2009, a decrease of $5,147,000 or 22% from the $23,434,000 in sales reported for the nine months ended September 30, 2008.  Sales of bedside monitoring products and blood pressure cuffs sales were largely responsible for the reduction and were partially offset by increased Fore-Sight product sales. International sales accounted for $7,853,000 or 30% of the total revenues reported for the nine months ended September 30, 2009, an increase of $74,000 or 1% from the $7,779,000 reported for the same period of the prior year. Reductions in Analogic product sales and blood pressure cuff sales were offset by increased Fore-Sight revenues.

 Form 10-Q
Sept. 30, 2009

Cost of sales was $5,965,000 or 65.1% of revenues for the three months ended September 30, 2009 compared to $7,408,000 or 63.3% for the same three months of the prior year. Cost of sales for the nine months ended September 30, 2009 was $17,881,000 or 68.4% of revenues compared to $20,740,000 or 66.4% of revenues for the nine months ended September 30, 2008. The increase in cost of sales as a percentage of revenues for both periods resulted primarily from unfavorable product and geographical mix, inventory adjustments and unapplied manufacturing overhead costs as a percentage of the reduced revenues for these periods.  Cost of sales as a percentage of revenues improved during the third quarter of 2009 as compared to both the first and second quarters of 2009 which averaged 70% for these periods. Reductions in manufacturing departmental spending, spoilage and rework, and inventory related adjustments together with increases in sales levels accounted for the improvement.

Operating expenses for the three months ended September 30, 2009 decreased $806,000 or 22% to $2,825,000 from $3,631,000 for the three months ended September 30, 2008. During the third quarter of 2009, $712,000 of amounts received from the settlement of the Analogic arbitration reduced G&A expenses to offset previously reported legal and other expenses. Operating expenses for the first nine months of 2009 decreased $264,000 or 2% to $10,418,000 from $10,682,000 reported for the same period the prior year.

Research and development (“R&D”) expenses increased $135,000 or 24% to $689,000 or 7% of revenues for the three months ended September 30, 2009 compared to $554,000 or 5% of revenues for the three months ended September 30, 2008. Increases in Fore-Sight project related expenses partially offset by increased reimbursements from the National Institutes of Health (“NIH”) pertaining to the Company’s Near-Infrared Spectroscopy (“NIRS”) technology compared to the same period of the prior year were primarily responsible for the increase in net R&D expenses. Increased Fore-Sight related clinical research expenses also contributed to the overall increase in R&D expenses for this period. R&D expenses for the first nine months of 2009 increased $361,000 or 24% to $1,893,000 from $1,532,000 reported for the first nine months of the prior year. Engineering project expenses and clinical expenses were responsible for the increase and were partially offset by increased NIH reimbursements.  For the three months and nine months ended September 30, 2009, NIH reimbursements totaled $187,000 and $601,000, respectively, compared to $108,000 and $363,000 for the three and nine-month periods ended September 30, 2008. As of September 30, 2009, a maximum of approximately $1.2 million remains available under the $2.8 million multi-year NIH award received during 2007.

Selling, general and administrative expenses (“S,G&A”) decreased $941,000 or 31% to $2,136,000 for the three months ended September 30, 2009 compared to $3,077,000 for the three months ended September 30, 2008.  Excluding the $712,000 of benefits associated with the Analogic arbitration settlement, S,G&A expenses for the third quarter of 2009 would have been $2,848,000, a decrease of $229,000 or 7% from the $3,077,000 of S,G&A expenses recorded for the third quarter of 2008. G&A expenses decreased approximately $783,000 of which $712,000 was related to the Analogic settlement. Salaries and related benefits and general insurance also declined and were partially offset by increased non-Analogic legal expenses including approximately $124,000 of Somanetics litigation related costs. Sales and marketing expenses declined $158,000 for the third quarter of 2009 compared to the third quarter of the prior year primarily from reductions in sales administration personnel costs and non-Fore-Sight related marketing expenditures.

S,G&A expenses for the first nine months of 2009 totaled $8,525,000, a decrease of $625,000, or approximately 7%, from the $9,150,000 reported for the first nine months of 2008.  G&A expenses accounted for $524,000 of the reduction while sales and marketing expenses accounted for the remainder of $101,000. G&A expense reductions were primarily driven by decreases in salaries and related benefits including incentive expenses, and 401(k) plan company matching contributions, insurance expenses, accounting and Sarbanes-Oxley internal control fees, partially offset by increased legal fees related to the Somanetics litigation. Fore-Sight related sales and marketing expenses were $2,807,000, an increase of $598,000 over expenses reported for the same period of the prior year.  Offsetting the increases in Fore-Sight related sales and marketing expenses were decreases in non-Fore-Sight related sales and marketing spending primarily driven by reductions in sales administration and support and marketing salaries and .related fringe benefits.

 Form 10-Q
Sept. 30, 2009

Interest expense decreased to $61,000 and $173,000, respectively for the three and nine months ended September 30, 2009 compared to $73,000 and $216,000, respectively for the three and nine months ended September 30, 2008. The decrease in interest expense resulted primarily from lower outstanding balances of long-term debt and lower average balances outstanding under the Company’s line-of-credit together with reduced interest rates.

The income tax benefit of $794,000 for the nine months ended September 30, 2009 reflects a combined estimated federal and state effective tax benefit of 34%, reduced for prior period adjustments of $75,000 and varies from the statutory rate as a result of anticipated state and federal R&D tax credits partially offset by non-deductible expenses including stock compensation expense.  The income tax benefit of $192,000 recorded for the nine months ended September 30, 2008 reflects a combined estimated federal and state effective tax benefit of 46%, reduced for prior period adjustments of $43,000 and varies from the statutory rate as a result of anticipated state and federal R&D tax credits partially offset by non-deductible expenses including stock compensation expense.

Financial Condition, Liquidity and Capital Resources

At September 30, 2009, the Company's cash and cash equivalents totaled $990,000 compared to $1,083,000 at December 31, 2008. Working capital decreased $2,003,000 to $8,816,000 at September 30, 2009, from $10,819,000 on December 31, 2008.  The Company’s current ratio decreased to 2.4 to 1 from 2.9 to 1.

Cash provided by operations for the nine months ended September 30, 2009 was $519,000 compared to cash provided by operations of $407,000 for the first nine months of the prior year. Reductions in inventories of $1,379,000 and other receivables were primarily responsible for the increase and were partially offset by increases in deferred income taxes and accounts receivable.  Cash provided by operations for the three months ended September 30, 2009 was $1,614,000 driven by income before depreciation and amortization and reductions in inventories. Cash provided by operations of $407,000 for the nine months ended September 30, 2008 resulted primarily from increases in accounts payable and accrued expenses of $897,000 and earnings before depreciation and amortization of $847,000 and were partially offset by increases in inventory of $1,184,000.

Cash used in investing activities was $292,000 for the nine months ended September 30, 2009 compared to cash used in investing activities of $1,591,000 for the first nine months of the prior year. Expenditures for property and equipment have been modest for the nine months ended September 30, 2009 and were driven by manufacturing requirements for tooling, dies and molds as well as increases in Fore-Sight cerebral oximeter units at customer sites. Prior year expenditures for property and equipment were largely comprised of placements of Fore-Sight cerebral oximetry units at customer sites and Fore-Sight demonstration equipment. Disposal of intangible assets related to the Analogic settlement under which these amounts were recovered.

Cash required by financing activities for the nine months ended September 30, 2009 was $320,000 compared to cash provided by financing activities of $1,423,000 for the first nine months of the prior year. Bank debt repayment including payments toward the line-of-credit totaled $511,000 while borrowings under an insurance related note payable totaled $127,000 net of repayments and shares issued under the Company’s employee stock purchase program and from stock option exercises were $64,000. Cash provided from financing activities for the first nine months of the prior year were generated primarily from a private placement of 333,333 shares of the Company’s common stock for aggregate proceeds of $1,000,000.

            The Company has a line of credit agreement with its bank lender, NewAlliance Bank, which was amended on April 3, 2009 effective March 31, 2009 pursuant to a Second Modification Agreement, (as amended, the “Agreement”). In accordance with the Second Modification Agreement, the maximum availability was modified from $10,000,000 to $5,000,000 subject to a borrowing base formula equal to the sum of (i) 75% of eligible receivables and (ii) the lesser of $2,500,000 or 30% of eligible inventory. Interest on outstanding amounts is at the Prime Rate plus 1.0% and is subject to a floor of 4.0%.  The Agreement expires on July 1, 2010. Borrowings are secured by a first priority lien on all the business assets of the Company. The Agreement contains customary non-financial covenants and financial covenants, consisting of a debt service coverage ratio and a debt to tangible net worth ratio. Under the terms of the Agreement, the debt service coverage ratio was revised from a quarterly test to an annual test for the twelve months ending December 31, 2009 and the minimum ratio revised from 1.5 to 1 to 1.0 to 1. As of the first quarter of 2010 and thereafter, the ratio returns to 1.5 to 1 with testing resumed on a quarterly basis. As of September 30, 2009, there was $1,940,069 outstanding under the Agreement.

 Form 10-Q
Sept. 30, 2009

The Company is presently in compliance with all terms of the Agreement however it does not currently believe that it will be in compliance with the debt service coverage ratio covenant at December 31, 2009. While the Company expects to be able to successfully negotiate an amendment or a waiver of the debt service coverage ratio covenant, there can be no assurance that such an amendment or a waiver will be obtained on satisfactory terms or at all.  If an amendment or waiver can not be successfully negotiated with the lender, the entire amount of any indebtedness at that time under the Agreement and the Company’s term note to NewAlliance could become due and payable at the lender’s discretion, which could have a material adverse effect on the Company’s financial position. In the event the Company is not successful in obtaining an amendment or waiver from its current lender, the Company would seek alternative sources of funding. The Company believes it will be able to obtain alternative financing on terms favorable to the Company in part because its total debt financing needs are substantially below the value of the Company’s assets. There can no assurance however that the Company would be successful in obtaining such financing on satisfactory terms or at all.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the condensed financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company’s critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation, and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company’s critical accounting policies and estimates, see Note 3 to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2008.  There were no significant changes in critical accounting policies and estimates during the three months ended September 30, 2009.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has certain exposures to market risk related to changes in interest rates.  The Company has an outstanding line-of-credit agreement, under which there were borrowings of $1,940,069 at September 30, 2009.  The line-of-credit agreement, amended on April 3, 2009 and effective as of March 31, 2009, bears interest at variable rates based on prime rate indices. The Company holds no derivative securities for trading purposes and is not subject in any material respect to currency or other commodity risk.

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

 Form 10-Q
Sept. 30, 2009

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2009. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Somanetics Litigation

    On August 7, 2009, Somanetics Corporation filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging patent infringement, false advertising, and common law unfair competition and libel.  The complaint requests injunctive relief and unspecified monetary damages, including treble damages and reasonable attorneys’ fees.  On October 19, 2009, the Company answered the complaint, denying all allegations against it. In addition, the Company has asserted counterclaims against Somanetics for violation of the antitrust laws and for a declaration that the patents sued upon are invalid, unenforceable, and/or have not been infringed by the Company.

Analogic Arbitration

            On May 8, 2007, the Company signed an exclusive distribution agreement (the “Agreement”) with Analogic Corporation (“Analogic”) under which the Company obtained worldwide exclusive rights to market the Analogic Lifegard® family of non-invasive patient monitors. Under the Agreement, Analogic would co-brand the devices and reconfigure its Lifegard II monitor to include the Company’s MAXNIBP branded non-invasive blood pressure and    other branded technologies. Accordingly, the Company would reimburse Analogic approximately $900,000 upon meeting agreed milestone dates for such efforts. The Company made one payment to Analogic of $90,000.

 Form 10-Q
Sept. 30, 2009

On November 24, 2008, Analogic commenced arbitration against the Company contending that the Company breached the Agreement.  Analogic was seeking damages of approximately $765,000 for costs it allegedly incurred in performing under the Agreement including winding down costs and additional remedies which could have provided for relief totaling double or treble damages, in addition to attorney fees.  The Company denied Analogic’s claims and asserted a counterclaim for damages in excess of those sought by Analogic. The arbitration hearing was conducted on June 15, 2009. In August 2009, the Company reached a settlement of its arbitration pursuant to which Analogic paid the Company the sum of $811,000 in full satisfaction of all matters raised in the arbitration.  The Company and Analogic have negotiated a conclusion to their contractual relationship by way of an orderly process that will protect the customers of the Company and Analogic by allowing the Company to continue distributing products until July 31, 2010.

Other

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
Sept. 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAS MEDICAL SYSTEMS, INC.

(Registrant)

/s/ Andrew E. Kersey	Date: November 5, 2009
By: Andrew E. Kersey
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: November 5, 2009
By: Jeffery A. Baird
Chief Financial Officer