Form 10-Q
period 2010-03-31
CAS MEDICAL SYSTEMS INC
filed 2010-05-05
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value   11,531,584 shares as of April 30, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31,	December 31,
	2010	2009
Current Assets:
Cash and cash equivalents	$1,648,606	$1,186,779
Accounts receivable, net of allowance	4,538,900	4,192,730
Recoverable income taxes	888,914	871,206
Inventories	6,745,689	7,806,912
Other current assets	318,897	383,152

Total current assets	14,141,006	14,440,779

Property and equipment:
Property and equipment	5,760,480	5,718,078
Equipment at customers	1,219,418	1,219,418

	6,979,898	6,937,496
Accumulated depreciation and amortization	(5,207,898)	(4,976,819)

	1,772,000	1,960,677

Intangible and other assets, net	742,143	625,761

Goodwill	1,223,236	1,223,236

Total assets	$17,878,385	$18,250,453

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
Liabilities and Stockholders’ Equity	2010	2009

Current Liabilities:
Current portion of long-term debt	$662,318	$652,482
Line-of-credit	1,975,000	2,669,657
Notes payable	—	50,678
Accounts payable	2,061,081	1,848,185
Income taxes payable	51,285	—
Accrued expenses	1,377,049	1,313,164

Total current liabilities	6,126,733	6,534,166

Long-term debt, less current portion	886,730	1,056,273
Deferred gain on sale and leaseback of property	1,000,405	1,034,064
Income taxes payable	277,280	277,280

Total liabilities	8,291,148	8,901,783

Commitments and contingencies	—	—

Stockholders' Equity:
Series A cumulative convertible preferred stock, $.001
par value per share, 1,000,000 shares authorized, no
shares issued or outstanding	—	—
Common stock, $.004 par value per share, 40,000,000
shares authorized, 11,617,584 and 11,610,075 shares
issued at March 31, 2010 and December 31, 2009,
respectively, including shares held in treasury	46,464	46,440
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	7,692,081	7,661,061
Retained earnings	1,950,172	1,742,649

Total stockholders' equity	9,587,237	9,348,670

Total liabilities and stockholders' equity	$17,878,385	$18,250,453

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net sales	$8,495,032	$8,405,824

Cost of sales	5,539,052	5,940,695
Gross profit	2,955,980	2,465,129

Operating expenses:
Research and development	463,981	626,195
Selling, general and administrative	2,198,330	3,211,128
	2,662,311	3,837,323

Operating income (loss)	293,669	(1,372,194)

Interest expense, net	49,070	49,644

Income (loss) before income taxes	244,599	(1,421,838)

Income tax expense (benefit)	37,077	(518,970)

Net income (loss)	$207,522	$(902,868)

Income (loss) per common share:

Basic	$0.02	$(0.08)

Diluted	$0.02	$(0.08)

Weighted average number of
common shares outstanding:
Basic	11,343,363	11,212,010

Diluted	12,246,955	11,212,010

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$207,522	$(902,868)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	255,575	316,021
Deferred income taxes	—	(507,525)
Non-cash stock compensation	19,267	77,668
Amortization of deferred gain on sale and leaseback of property	(33,660)	(33,660)
Changes in operating assets and liabilities:
Accounts receivable	(346,170)	(620,229)
Other receivable	—	296,843
Inventories	1,061,223	(9,510)
Other current assets	64,255	92,203
Recoverable income taxes	(17,708)	(9,462)
Income taxes payable	51,285	—
Accounts payable and accrued expenses	276,782	409,957
Net cash provided by (used in) operating activities	1,538,371	(890,562)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(42,403)	(105,309)
Purchase of intangible assets	(29,508)	(25,351)
Net cash used by investing activities	(71,911)	(130,660)

FINANCING ACTIVITIES:
Repayments of long-term debt	(159,707)	(150,479)
Repayments of notes payable	(50,678)	—
(Repayments) advances from line-of-credit, net	(694,656)	1,141,331
Deferred financing costs	(111,369)	—
Proceeds from issuance of common stock	11,777	37,233
Net cash (used in) provided by financing activities	(1,004,633)	1,028,085

Change in cash and cash equivalents	461,827	6,863

Cash and cash equivalents, beginning of period	1,186,779	1,082,619

Cash and cash equivalents, end of period	$1,648,606	$1,089,482

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest	$50,927	$48,739
Cash paid (refunded) during the period for income taxes, net	$3,500	$(1,982)

See accompanying notes.

CAS Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2010

(1)	The Company

  CAS Medical Systems, Inc. (“CAS”) and its wholly-owned subsidiary, Statcorp, Inc. (“Statcorp”) operate as one reportable business segment. Together, CAS and Statcorp (collectively, the “Company” or “CASMED”) develop, manufacture and distribute diagnostic equipment and medical products for use in the healthcare and medical industry. These products - specifically blood pressure measurement technology, vital signs measurement equipment, cardio-respiratory monitoring equipment, cerebral oximetry monitoring equipment, and supplies for neonatal intensive care - are sold by CASMED through its own sales force, via distributors, manufacturers representatives and pursuant to Original Equipment Manufacturer (“OEM”) agreements both internationally and in the United States. The Company has several other products in various stages of development that it believes will add to and complement its current product lines.

(2)	Basis of Presentation

           The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2009.  The condensed consolidated balance sheet as of December 31, 2009 was derived from the audited financial statements for the year then ended.

            In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and their consolidated results of operations and cash flows have been included in the accompanying financial statements.  The results of operations for interim periods are not necessarily indicative of the expected results for the full year.

(3)	Inventories; Property and Equipment; Intangible Assets and Goodwill

Inventories consist of:

	March 31,	December 31,
	2010	2009

Raw materials	$5,328,551	$6,185,097
Work in process	59,301	39,544
Finished goods	1,357,837	1,582,271
	$6,745,689	$7,806,912

           Property and equipment are stated at cost. The Company has separately reported its FORE-SIGHT® cerebral oximetry monitors located at customer sites within the U.S. Such equipment is held under a no cost program whereby customers purchase disposable sensors for use with the Company’s equipment.  The Company retains title to the monitors shipped to its customers under this program. The monitors are depreciated on a straight-line basis over five years to cost of sales. As of March 31, 2010, the Company has capitalized $1,219,418 of costs pertaining to the monitors which have a net book value of $711,039. Other property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

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

(4)	Principal Products and Services

           The Company has categorized its sales of products and services into the following categories:

•	Critical care monitoring products – includes sales of the FORE-SIGHT® cerebral monitors, sensors and accessories.
•
Bedside monitoring products – includes sales of the Company’s vital signs and bedside monitors and accessories incorporating various combinations of measurement parameters for both human and veterinary use. Parameters found in these monitors include the Company’s proprietary MAXNIBP® non-invasive blood pressure, pulse oximetry, electro-cardiography, temperature, and capnography.

•
Blood pressure measurement technology – includes sales to OEM manufacturers of the Company’s proprietary MAXNIBP® non-invasive blood pressure technology, sold as a discrete module to be included in the OEM customers own multi-parameter monitors, and associate blood pressure cuffs and accessories for the OEM market and related license fees.

•	Supplies and service – includes sales of blood pressure cuffs and rapid infusor cuffs, neonatal intensive care supplies including electrodes and skin temperature probes, and service repair.

(5)	Income (loss) per Common Share

Weighted average shares outstanding, net of restricted shares, used to compute basic earnings per share for the three months ended March 31, 2010 and to compute basic and diluted losses per share for the three months ended March 31, 2009 were 11,343,363 and 11,212,010, respectively. Weighted average shares used to compute diluted earnings per share for the three months ended March 31, 2010 were 12,246,955. At March 31, 2010, stock options to purchase 242,500 shares were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. Diluted common stock equivalents such as non-vested restricted shares, outstanding warrants and options are excluded from the computation of diluted loss per share for the three months ended March 31, 2009 as their inclusion would be anti-dilutive.

(6)	Stock-Based Compensation

Stock compensation expense was $19,267 and $77,668 for the three-month periods ended March 31, 2010 and 2009, respectively.  Stock compensation expense for the three months ended March 31, 2010 includes a forfeiture adjustment of ($48,619).

As of March 31, 2010, the unrecognized stock-based compensation cost related to stock option awards and non-vested restricted stock was $377,863.  Such amount, net of estimated forfeitures, will be recognized in operations over a weighted average period of 1.5 years.

The following table summarizes the Company’s stock option information as of and for the three-month period ended March 31, 2010:

			Aggregate	Weighted-Average
	Option	Weighted-Average	Intrinsic	Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years
Outstanding at December 31, 2009	488,175	$2.19	$233,619	4.8
Granted	50,000	2.09
Cancelled	—
Exercised	—
Outstanding at March 31, 2010	538,175	2.18	161,403	5.0
Exercisable at March 31, 2010	448,174	$2.14	$161,403	4.2

           (1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

The exercise period for all outstanding stock options may not exceed ten years from the date of grant. Stock options granted to employees and non-employee directors typically vest ratably not less than two years from the grant date. Restricted stock granted to non-employee directors typically vests ratably not less than one year from date of grant. The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

    During the three months ended March 31, 2010, stock options for 50,000 shares of common stock were granted. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected stock-price volatility of 93.9%, a weighted average expected option life of 4.4 years, an average risk free interest rate of 3.69% and a 0.0% average dividend yield. There were no grants of stock options or restricted shares, or stock options exercised, during the first three months of 2009.

As of March 31, 2010, 174,218 restricted shares issued to employees and members of the board of directors remain issued and non-vested. The unamortized stock compensation expense associated with the restricted shares as of March 31, 2010 is $377,864 and will be recognized ratably through March 31, 2013.

(7)	Financing Arrangements

On December 31, 2008, the Company amended its line-of-credit pursuant to a Debt Modification Agreement (the “First Modification”) with its bank lender, NewAlliance Bank (the “Bank”). The First Modification amended the Company’s Commercial Loan Agreement (the “Loan Agreement”) and related Commercial Revolving Promissory Note (the “Note”) both originally executed February 11, 2008 and extended the maturity date of the Note to July 1, 2010 and also amended the interest rate for the line of credit to the Bank’s base rate with a minimum interest rate of 3.25% per annum. The line-of-credit was further amended by the Second Modification Agreement (the “Second Modification”) dated April 3, 2009 and effective March 31, 2009 which reduced the maximum availability under the line-of-credit from $10,000,000 to $5,000,000 and also amended the debt service coverage ratio from a quarterly test to an annual test for the twelve months ended December 31, 2009 and revised the minimum ratio from 1.5 to 1 to 1.0 to 1. As of the first quarter of 2010 and thereafter, the ratio was scheduled to return to 1.5 to 1 resumed on a quarterly basis.

On March 11, 2010, the line-of-credit was amended by the Third Modification Agreement (the “Third Modification”). The Third Modification amended the Loan Agreement and the Note each as previously amended. Under the Third Modification, the maturity date was extended to April 1, 2011 and the interest rate for the revolving loans under the Loan Agreement was increased from the Bank’s Base Rate (as defined in the Second Modification)

plus 1.0% with a minimum of 4.0% per annum to the Bank’s Base Rate (as defined in the Third Modification) plus 2.0% with a minimum interest rate of 5.0% per annum. The interest rate effective upon execution of the Third Modification was 5.25% per annum (5.25% at March 31, 2010). Additionally, the Third Modification amended the existing debt service coverage ratio covenant from 1.5 to 1.0 to 1.25 to 1.0, tested beginning March 31, 2010 and quarterly thereafter, measured on a year-to-date basis. As of March 31, 2010, the Company was in compliance with its debt covenants.

            As of March 31, 2010, the outstanding balance under the line-of-credit was $1,975,000 and the availability was approximately $1,533,000. In addition, the Company held approximately $1,649,000 in cash and cash equivalents as of March 31, 2010.

The Company also amended it existing term note with the Bank to conform the debt service coverage ratio covenant to the ratio contained in the Third Modification. The term note provides for monthly installments of $61,533, including interest at 6%, until May 2012. The balance under the term loan at March 31, 2010 was $1,549,048.

(8)	Income Taxes

The income tax expense of $37,077 recorded for the three months ended March 31, 2010 reflects an expected effective income tax rate of approximately 15.2% and varies primarily from the statutory rate as a result of federal R&D tax credits expected to be utilized. The income tax benefit of $518,970 for the three months ended March 31, 2009 reflects an effective tax rate of 36.5% resulting primarily from estimated state and federal R&D tax credits.

The Company has recorded a federal income tax receivable of $889,000 resulting from the carry back of 2009 net operating losses to 2004 and 2005.

As of December 31, 2009, the Company concluded that it was more likely than not that its deferred income tax assets would not be realized and, accordingly, established a deferred income tax asset valuation allowance in the amount of $1,448,630. As of March 31, 2010, the deferred income tax asset valuation allowance balance was $1,413,985.

(9)	Contingencies/Litigation

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

The Company incurred $200,000 of expenses during the first three months of 2010 and has incurred $545,000 to date with respect to the Somanetics litigation.

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

Results of Operations

For the three months ended March 31, 2010, the Company reported net income of $208,000 or $0.02 per basic and diluted common share compared to a net loss of $903,000 or ($0.08) per basic and diluted common share reported for the three months ended March 31, 2009. Improvements in gross profit as a percentage of sales and reductions in operating expenses compared to the first three months of 2009 were responsible for the improvement in income before taxes. Reductions in operating expenses resulted primarily from headcount reductions initiated during both the second and fourth quarters of 2009. Pre-tax results for the three months ended March 31, 2010 included approximately $200,000 of legal costs related to the Somanetics litigation.

The Company generated revenues of $8,495,000 for the three months ended March 31, 2010, an increase of $89,000 or 1%, compared to revenues of $8,406,000 for the three months ended March 31, 2009.  The following table provides information with respect to revenues by major category:

	Three Months Ended	Three Months Ended	Increase/
($000’s)	March 31, 2010	March 31, 2009	(Decrease)

Bedside Monitoring Products	$1,649	$2,576	$(927)
Critical Care Monitoring Products	1,375	885	490
Blood Pressure Measurement Technology	2,022	1,483	539
Supplies and Service	3,449	3,462	(13)
	$8,495	$8,406	$89

Domestic Sales	$5,621	$6,370	$(749)
International Sales	2,874	2,036	838
	$8,495	$8,406	$89

Bedside monitoring product revenues for the three months ended March 31, 2010 decreased $927,000 or 36% primarily as a result of decreases in sales of vital signs monitors and accessories to the U.S. Department of Veterans Affairs (“VA”) under its blanket purchase agreement and the phasing out of certain product lines including infant sleep apnea monitoring and products developed and manufactured by Analogic and sold by the Company under an agreement which is scheduled to expire July 31, 2010. Sales of the sleep apnea and Analogic monitors and accessories accounted for approximately 7% of total revenues for calendar year 2009.

Critical care monitoring product revenues for the three months ended March 31, 2010 of $1,375,000 represent sales of the Company’s FORE-SIGHT cerebral oximetry monitors, sensors and accessories. During the first quarter ended March 31, 2010, the Company placed or sold 42 monitors with customers bringing the installed base of FORE-SIGHT monitors worldwide to 280 monitors. Under the Company’s monitor placement arrangements, customers are entitled to use the Company’s monitors at no cost in exchange for purchase orders for FORE-SIGHT sensors.  Increases in sales for the three months ended March 31, 2010 compared to the prior year first quarter were driven by increased sales of monitors as well as sales of sensors on an expanded worldwide installed base.

Blood pressure measurement technology sales of $2,022,000 for the three months ended March 31, 2010 increased $539,000 or 36% from the $1,483,000 reported for the same three months of the prior year. Sales increases were led by the Company’s largest OEM customer, Medtronic Physio-Control, as well as another significant customer located outside of the United States.

Supplies and service sales were $3,449,000 for the three months ended March 31, 2010 and were largely unchanged from the $3,462,000 of sales reported for the same three months of the prior year.

Sales to the U.S. market accounted for $5,621,000 or 66% of the total revenues reported for the three months ended March 31, 2010, a decrease of $749,000 or 12% from the $6,370,000 in sales reported for the three months ended March 31, 2009. Lower sales to the VA were primarily responsible for the shortfall. International sales accounted for $2,874,000 or 34% of the total revenues reported for the three months ended March 31, 2010, an increase of $838,000 or 41% from the $2,036,000 reported for the same period of the prior year. Increases in international sales were led by FORE-SIGHT monitors, blood pressure cuffs and OEM modules partially offset by decreases in vital signs monitors and accessories sales.

Cost of sales for the three months ended March 31, 2010 was $5,539,000 or 65% of revenues compared to $5,941,000 or 71% of revenues for the three months ended March 31, 2009. Improved product mix and reductions in inventory adjustments combined to improve cost of sales as a percentage of sales. The Company expects further improvements in cost of sales during the balance of 2010.

Operating expenses for the three months ended March 31, 2010 decreased $1,175,000 or 31% to $2,662,000 from $3,837,000 for the three months ended March 31, 2009.

Research and development (“R&D”) expenses decreased $162,000 or 26% to $464,000 or 5.5% of revenues for the three months ended March 31, 2010 compared to $626,000 or 7.4% of revenues for the three months ended March 31, 2009. Reductions in salaries and related benefits from both reductions in personnel and transfers outside of R&D and reductions in engineering project expenses, recruitment and relocation, outside services and equipment amortization expenses accounted for the decrease in R&D expenses. Partially offsetting the decreases were reductions in reimbursements from the National Institutes of Health (“NIH”) pertaining to the Company’s Near-Infrared Spectroscopy (“NIRS”) technology. R&D expenses are reported net of reimbursements from the NIH. As of March 31, 2010, a maximum of approximately $0.9 million remains available under the $2.8 million multi-year NIH award received during September 2007.

Selling, general and administrative expenses (“S,G&A”) decreased $1,013,000 or 32% to $2,198,000, for the three months ended March 31, 2010 compared to $3,211,000 for the three months ended March 31, 2009.  Sales and marketing expenses directly associated with the FORE-SIGHT cerebral oximetry effort totaled approximately $788,000 and decreased approximately $321,000 over the same three months of the prior year. Reductions in spending were primarily affected by decreased sales management expenses, field sales start-up costs incurred during the first quarter of 2009, and meeting and convention, advertising and recruitment expenses. Other sales and marketing expenses totaled $567,000 and decreased $510,000 from the $1,077,000 of expenses reported for the three months ended March 31, 2009 primarily as a result of reductions in personnel initiated during both the second and fourth quarters of 2009. General and administrative expenses (“G&A”) accounted for approximately $183,000 of the decrease in S,G&A expenses. Decreases in salaries due to both wage levels and workforce reductions and outside services were partially offset by increases in legal fees. During the first quarter of 2010, the Company recorded $200,000 of expenses related to the Somanetics legal action which were partially offset by reductions in other legal expenses. During the first quarter of 2009, the Company incurred legal costs of $138,000 related to the Analogic matter which were recovered later in 2009.

Interest expense, net decreased slightly to $49,000 for the three months ended March 31, 2010 compared to $50,000 for the three months ended March 31, 2009. The decrease in interest expense resulted primarily from lower average debt balances during the first three months of 2010 partially offset by increased borrowing rates associated with the Company’s line-of-credit.

Income tax expense of $37,000 for the three months ended March 31, 2010 reflects a combined estimated federal and state effective tax benefit of 15.2%, and varies primarily from the statutory rate as a result of federal R&D tax credits expected to be utilized. The income tax benefit of $519,000 for the three months ended March 31, 2009 reflects a combined estimated federal and state effective tax rate of 36.5% and varies from the statutory rate as a result of anticipated state and federal R&D tax credits.

Financial Condition, Liquidity and Capital Resources

At March 31, 2010, the Company's cash and cash equivalents totaled $1,649,000 compared to $1,187,000 at December 31, 2009, an increase of approximately $462,000. Working capital increased $107,000 to $8,014,000 at March 31, 2010, from $7,907,000 on December 31, 2009.  The Company’s current ratio increased to 2.31 to 1 from 2.21 to 1.

Cash provided by operations for the three months ended March 31, 2010 was $1,538,000 compared to cash used of $891,000 for the first three months of the prior year. Increases in earnings before depreciation and amortization, reductions in inventory and increases in accounts payable and accrued expenses were primarily responsible for the improvement and were partially offset by increases in accounts receivable.

Cash used in investing activities was $72,000 for the three months ended March 31, 2010 compared to cash used of $131,000 for the first three months of the prior year. Expenditures for property and equipment of $42,000 for the three months ended March 31, 2010 were driven by FORE-SIGHT cerebral oximeter demonstration equipment requirements. Purchases of intangible assets for the first three months of 2010 represent increases in patent related spending.

Cash used in financing activities for the three months ended March 31, 2010 was $1,005,000 compared to cash provided of $1,029,000 for the first three months of the prior year. During the three months ended March 31, 2010, the Company repaid $695,000 against its line-of-credit to support its operations and repaid $160,000 of long-term debt. Deferred financing costs of $111,000 were associated with the Company’s bank debt refinancing completed during March 2010.

On March 11, 2010, the Company’s line-of-credit was amended by the Third Modification Agreement (the “Third Modification”). The Third Modification amended the Loan Agreement and the Note each as previously amended. Under the Third Modification, the maturity date was extended to April 1, 2011 and the interest rate for the revolving loans under the Loan Agreement was increased from the Bank’s Base Rate (as defined in the Second   Modification) plus 1.0% with a minimum of 4.0% per annum to the Bank’s Base Rate (as defined in the Third Modification) plus 2.0% with a minimum interest rate of 5.0% per annum. The interest rate effective upon execution of the Third Modification was 5.25% per annum. Additionally, the Third Modification amended the existing debt service coverage ratio covenant from 1.5 to 1.0 to 1.25 to 1.0, tested beginning March 31, 2010 and quarterly thereafter, measured on a year-to-date basis.

As of March 31, 2010, the outstanding balance under the line of credit was $1,975,000 and the additional availability was approximately $1,533,000. In addition, the Company held approximately $1,649,000 in cash and cash equivalents as of March 31, 2010.

The Company believes that its sources of funds consisting of cash and cash equivalents and funds available from the line-of-credit facility will be sufficient to meet its operating and capital requirements for the next twelve months. Future cash flows, however, may be impacted by a number of factors, including changing market conditions, failure to meet financial covenants under our current or any future loan agreement, or the discretionary actions of our senior lender.  Changes in payment terms to one or more major suppliers could also have a material adverse effect on our results of operations and future liquidity.  Additionally, future legal costs related to the Somanetics case may be higher than planned. We believe that our current levels of working capital and available debt financing are insufficient to fund major growth initiatives, such as significant increases in our sales and marketing personnel, or material acquisitions. Any major growth initiatives would require us to seek other sources or forms of debt or equity capital. There can be no assurance that we will be successful in securing such funding for major initiatives.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the condensed consolidated financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company’s critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation, and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company’s critical accounting policies and estimates, see Note 2 to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2009.  There were no significant changes in critical accounting policies and estimates during the three months ended March 31, 2010.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has certain exposures to market risk related to changes in interest rates.  The Company has an outstanding line-of-credit agreement, under which there were borrowings of $1,975,000 at March 31, 2010 subject to an effective rate of interest of 5.25%.  The line-of-credit agreement bears interest at variable rates based on prime rate indices. The Company holds no derivative securities for trading purposes and is not subject in any material respect to currency or other commodity risk.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2010. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In addition, we may become, in the normal course of our business operations, a party to other legal proceedings in addition to those described in the paragraphs above.  None of these other proceedings would be expected to have a material adverse impact on our consolidated results of operations, financial condition, or cash flows.

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

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Andrew E. Kersey                                                                Date:  May 5, 2010

By:  Andrew E. Kersey
       President and Chief Executive Officer

/s/ Jeffery A. Baird                                                                     Date:  May 5, 2010

By:  Jeffery A. Baird
       Chief Financial Officer