Form 10-Q
period 2010-06-30
CAS MEDICAL SYSTEMS INC
filed 2010-08-04
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value   12,948,791 shares as of August 1, 2010.

 Form 10-Q
June 30, 2010

 Form 10-Q
June 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

Assets	June 30	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$3,318,003	$1,186,779
Accounts receivable, net of allowance	4,962,321	4,192,730
Recoverable income taxes	93,889	871,206
Inventories	6,211,266	7,806,912
Other current assets	819,921	383,152

Total current assets	15,405,400	14,440,779

Property and equipment:
Property and equipment	5,798,622	5,718,078
Equipment at customers	1,347,230	1,219,418

	7,145,852	6,937,496
Accumulated depreciation and amortization	(5,389,257)	(4,976,819)

	1,756,595	1,960,677

Intangible and other assets, net	734,621	625,761

Goodwill	1,223,236	1,223,236

Total assets	$19,119,852	$18,250,453

 Form 10-Q
June 30, 2010

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Liabilities and Stockholders’ Equity	2010	2009

Current liabilities:
Current portion of long-term debt	$672,526	$652,482
Line-of-credit	1,475,000	2,669,657
Notes payable	133,815	50,678
Accounts payable	2,169,652	1,848,185
Accrued expenses	1,213,410	1,313,164

Total current liabilities	5,664,403	6,534,166

Long-term debt, less current portion	714,870	1,056,273
Deferred gain on sale and leaseback of property	966,745	1,034,064
Income taxes payable	190,159	277,280

Total liabilities	7,536,177	8,901,783

Commitments and contingencies

Stockholders’ equity:
Series A cumulative convertible preferred stock, $.001 par value per share, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.004 par value per share, 40,000,000 shares authorized, 13,018,495 and 11,610,075 shares issued at June 30, 2010 and December 31, 2009, respectively, including shares held in treasury	52,074	46,440
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	9,675,237	7,661,060
Retained earnings	1,957,844	1,742,650

Total stockholders’ equity	11,583,675	9,348,670

Total liabilities and stockholders’ equity	$19,119,852	$18,250,453

See accompanying notes.

 Form 10-Q
June 30, 2010

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$8,224,442	$8,568,115	$16,719,474	$16,973,939

Cost of sales	5,066,671	5,975,792	10,605,723	11,916,487

Gross profit	3,157,771	2,592,323	6,113,751	5,057,452

Operating expenses:
Research and development	468,163	577,843	932,144	1,204,038
Selling, general and administrative	2,676,297	3,178,141	4,874,627	6,389,269
	3,144,460	3,755,984	5,806,771	7,593,307

Operating income (loss)	13,311	(1,163,661)	306,980	(2,535,855)

Interest expense, net	44,846	62,875	93,916	112,519

(Loss) income before income taxes	(31,535)	(1,226,536)	213,064	(2,648,374)

Income tax benefit	(39,207)	(392,878)	(2,130)	(911,848)

Net income (loss)	$7,672	$(833,658)	$215,194	$(1,736,526)

Income (loss) per common share:

Basic	$0.00	$(0.07)	$0.02	$(0.15)

Diluted	$0.00	$(0.07)	$0.02	$(0.15)

Weighted average number of
common shares outstanding:
Basic	11,617,719	11,224,829	11,480,541	11,218,419

Diluted	12,372,575	11,224,829	12,311,303	11,218,419

See accompanying notes.

 Form 10-Q
June 30, 2010

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$215,194	$(1,736,526)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	496,862	628,807
Deferred income taxes	—	(809,588)
Non-cash stock compensation	83,033	166,417
Amortization of deferred gain on sale and leaseback of property	(67,319)	(67,319)
Changes in operating assets and liabilities:
Accounts receivable	(769,591)	(686,677)
Other receivable	—	715,769
Inventories	1,595,646	502,114
Other current assets	(436,769)	(82,092)
Recoverable income taxes, net	777,317	(114,577)
Income taxes payable	(87,121)	5,500
Accounts payable and accrued expenses	221,714	383,372
Net cash provided (used) by operating activities	2,028,966	(1,094,800)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(208,357)	(179,756)
Purchase of intangible assets	(70,065)	(59,544)
Net cash used by investing activities	(278,422)	(239,300)

FINANCING ACTIVITIES:
Repayments of long-term debt	(321,359)	(302,774)
Borrowings under note payable	244,875	228,052
Repayments of note payable	(161,738)	(25,339)
Deferred financing costs	(123,219)	—
(Repayments) advances from line-of-credit, net	(1,194,657)	1,129,269
Proceeds from issuance of common stock	1,936,778	37,233
Net cash provided by financing activities	380,680	1,066,441

Change in cash and cash equivalents	2,131,224	(267,659)

Cash and cash equivalents, beginning of period	1,186,779	1,082,619

Cash and cash equivalents, end of period	$3,318,003	$814,960

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest	$99,136	$109,616
Cash paid (refunded) during the period for income taxes, net	$(750,777)	$6,818

See accompanying notes.

 Form 10-Q
June 30, 2010

CAS Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2010

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

            In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows have been included in the accompanying financial statements.  The results of operations for interim periods are not necessarily indicative of the expected results for the full year.

The Company has performed a review of events subsequent to the balance sheet date through the date the financial statements were issued.

(3)	Inventories; Property and Equipment; Intangible and Other Assets and Goodwill

Inventories consist of:

	June 30,	December 31,
	2010	2009

Raw materials	$5,010,576	$6,185,097
Work in process	37,587	39,544
Finished goods	1,163,103	1,582,271
	$6,211,266	$7,806,912

           Property and equipment are stated at cost. The Company has separately reported its FORE-SIGHT® cerebral oximetry monitors located at customer sites within the United States. Such equipment is held under a no cost program whereby customers purchase disposable sensors for use with the Company’s equipment.  The Company

 Form 10-Q
June 30, 2010

retains title to the monitors shipped to its customers under this program. The monitors are depreciated on a straight-line basis over five years to cost of sales. As of June 30, 2010, the Company has capitalized $1,347,230 of costs pertaining to the monitors which have a net book value of $776,499. Other property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

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

Intangible and other assets consist of the following:

	June 30,	December 31,
	2010	2009

Patents and other assets	$623,864	$606,271
Patents pending	250,253	240,981
Purchase technology	33,893	33,893
Capitalized software	179,946	179,946
Deferred finance charges	170,204	46,986
	1,258,160	1,108,077
Accumulated amortization	(523,539)	(482,316)
	$734,621	$625,761

Amortization expense of intangible and other assets for the six months ended June 30, 2010 was $84,000. Estimated amortization expense for the calendar year 2010 is $176,000. Expected amortization expense of intangible and other assets for the next five calendar years follows:

2011	$77,000
2012	37,000
2013	24,000
2014	20,000
2015	19,000
$177,000

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

 Form 10-Q
June 30, 2010

•	use. Parameters found in these monitors include the Company’s proprietary MAXNIBP® non-invasive blood pressure, pulse oximetry, electro-cardiography, temperature, and capnography.
•
Blood pressure measurement technology – includes sales to OEM manufacturers of the Company’s proprietary MAXNIBP® non-invasive blood pressure technology, sold as a discrete module to be included in the OEM customers own multi-parameter monitors, and associate blood pressure cuffs and accessories for the OEM market and related license fees.

•	Supplies and service – includes sales of blood pressure cuffs and rapid infusor cuffs, neonatal intensive care supplies including electrodes and skin temperature probes, and service repair.

(5)	Income (Loss) per Common Share

A summary of the denominators used to compute basic and diluted income (loss) per share follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted average shares outstanding, net of restricted shares – used to compute basic income (loss) per share	11,617,719	11,224,829	11,480,541	11,218,419

Dilutive effect of restricted shares, and outstanding warrants and options	754,856	—	830,762	—

Weighted average shares of dilutive securities outstanding – used to compute diluted income (loss) per share	12,372,575	11,224,829	12,311,303	11,218,419

Weighted average shares outstanding used to calculate basic earnings per share exclude restricted shares. Diluted common stock equivalents such as restricted shares, outstanding warrants and options are excluded from the computation of diluted earnings per share where there is a loss as their inclusion would be anti-dilutive. Stock options to purchase 292,500 shares were excluded from the diluted earnings per share calculation for the three and six month periods ended June 30, 2010 as they would have been anti-dilutive.

(6)	Stock-Based Compensation

Stock compensation expense was $63,766 and $88,749, and $83,033 and $166,417, for the three-month and six-month periods ended June 30, 2010 and 2009, respectively. Stock compensation for the six months ended June 30, 2010 includes a forfeiture adjustment of ($48,619).

As of June 30, 2010, the unrecognized stock-based compensation cost related to stock option awards and non-vested restricted stock was $330,627.  Such amount, net of estimated forfeitures, will be recognized in operations over a weighted average period of 1.3 years.

The following table summarizes the Company’s stock option information as of and for the six-month period ended June 30, 2010:

 Form 10-Q
June 30, 2010

			Aggregate	Weighted-Average
	Option	Weighted-Average	Intrinsic	Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years
Outstanding at December 31, 2009	488,175	$2.19	$233,619	4.8
Granted	70,000	2.04
Cancelled	(40,000)	3.49
Exercised	—	—
Outstanding at June 30, 2010	518,175	$2.07	$152,376	4.7
Exercisable at June 30, 2010	441,508	$2.07	$152,376	3.8

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

During the six months ended June 30, 2010, stock options for 50,000 shares of common stock were granted to employees and 20,000 shares were granted to a new director. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected stock price volatility of 93.2% to 93.9%, a weighted average expected option life of 4.4 years, an average risk free interest rate of 3.36% to 3.63% and a 0.0% average dividend yield. The stock options vest one-third per year over three years from the grant date.

As of June 30, 2010, 155,755 restricted shares issued to employees and members of the board of directors remain issued and non-vested. The unamortized stock compensation expense associated with the restricted shares as of June 30, 2010 is $234,826 and will be recognized ratably through March 31, 2013.

(7)	Financing Arrangements

On December 31, 2008, the Company amended its line-of-credit pursuant to a Debt Modification Agreement (the ”First Modification”) with its bank lender, New Alliance Bank (the “Bank”). The First Modification amended the Company’s Commercial Loan Agreement (the “Loan Agreement”) and related Commercial Revolving Promissory Note (the “Note”) both originally executed February 11, 2008 and extended the maturity date of the Note to July 1, 2010 and also amended the interest rate for the line of credit to the Bank’s base rate with a minimum interest rate of 3.25% per annum. The line-of-credit was further amended by the Second Modification Agreement (the “Second Modification”) dated April 3, 2009 and effective March 31, 2009 which reduced the maximum availability under the line-of-credit from $10,000,000 to $5,000,000 and also amended the debt service coverage ratio from a quarterly test to an annual test for the twelve months ended December 31, 2009 and revised the minimum ratio from 1.5 to 1 to 1.0 to 1. As of the first quarter of 2010 and thereafter, the ratio was scheduled to return to 1.5 to 1 resumed on a quarterly basis.

On March 11, 2010, the line-of-credit was amended by the Third Modification Agreement (the “Third Modification”). The Third Modification amended the Loan Agreement and the Note each as previously amended. Under the Third Modification, the maturity date was extended to April 1, 2011 and the interest rate for the revolving loans under the Loan Agreement was increased from the Bank’s Base Rate (as defined in the Second Modification) plus 1.0% with a minimum of 4.0% per annum to the Bank’s Base Rate (as defined in the Third Modification) plus 2.0% with a minimum interest rate of 5.0% per annum. The interest rate effective upon execution of the Third Modification was 5.25% per annum (5.25% at June 30, 2010). Additionally, the Third

 Form 10-Q
June 30, 2010

Modification amended the existing debt service coverage ratio covenant from 1.5 to 1.0 to 1.25 to 1.0, tested beginning March 31, 2010 and quarterly thereafter, measured on a year-to-date basis. As of June 30, 2010, the Company was in compliance with its debt covenants.

As of June 30, 2010, the outstanding balance under the line-of-credit was $1,475,000 and the availability was approximately $2,344,000. In addition, the Company held approximately $3,318,000 in cash and cash equivalents as of June 30, 2010.

The Company also amended its existing term note with the Bank to conform the debt service coverage ratio covenant to the ratio contained in the Third Modification. The term note provides for monthly installments of $61,533 including interest at 6%, until May 2012. The balance under the term loan at June 30, 2010 was $1,387,396.

The fair value of the Company’s long-term debt as of June 30, 2010 approximates its carrying value.

During May 2010, the Company entered into a note payable for the financing of certain insurance coverage. A total of $187,341 was financed at 5.99% and is payable at $26,763 per month including interest through December 2010.

On June 16, 2010, the Company consummated a non-brokered private placement of 1,375,000 shares of its common stock with a limited group of accredited investors for gross proceeds of $1,925,000.

(8)	Income Taxes

The income tax benefit of $2,130 for the six months ended June 30, 2010 varies from the statutory rate as a result of federal R&D tax credits expected to be utilized and federal and state tax refunds either received or expected to be received partially offset by prior period provision to actual adjustments related to the Company’s 2009 federal income tax return. The income tax benefit of $911,848 for the six months ended June 30, 2009 reflects an effective tax rate of approximately 34% resulting primarily from estimated state and federal R&D tax credits.

During the second quarter of 2010, the Company received a refund of $728,000 resulting from the carry back of calendar year 2009 net operating losses to 2004 and 2005.  Subsequent to June 30, 2010, the Company received an additional accrued refund related to those losses of $89,000.

            As of December 31, 2009, the Company concluded that it was more likely than not that its deferred tax assets would not be realized and, accordingly, established a deferred income tax asset valuation allowance in the amount of $1,448,630. As of June 30, 2010 the deferred income tax asset valuation allowance balance was $1,444,011.

(9)	Litigation

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

The Company incurred $488,000 of expenses during the first six months of 2010 and has incurred $833,000 to date with respect to the Somanetics litigation net of reimbursements received from the Company’s insurance provider.

 Form 10-Q
June 30, 2010

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

Results of Operations

For the three months ended June 30, 2010, the Company reported net income of $8,000 or $0.00 per basic and diluted common share compared to a net loss of $834,000 or ($0.07) per basic and diluted common share reported for the three months ended June 30, 2009. The Company reported net income of $215,000 or $0.02 per basic and diluted common share for the six months ended June 30, 2010 compared to a net loss of $1,737,000 or ($0.15) per basic and diluted common share for first six months of 2009. The improvement in results for both the three month and six month periods ended June 30, 2010 resulted from reductions in both product costs and operating expenses which were partially offset by a reduction in revenues compared to the prior year. Operating income of $13,000 and $307,000 for the three and six months ended June 30, 2010, respectively, were affected by $288,000 and $488,000, respectively, of legal expenses related to the Somanetics litigation.

The Company generated revenues of $8,224,000 for the three months ended June 30, 2010, a decrease of $344,000 or 4%, compared to revenues of $8,568,000 for the three months ended June 30, 2009.  The following table provides information with respect to revenues by major category:

	Three Months Ended	Three Months Ended	Increase/
($000’s)	June 30, 2010	June 30, 2009	(Decrease)
Bedside Monitoring Products	$2,279	$3,068	$(789)
Critical Care Monitoring Products	1,382	982	400
Blood Pressure Measurement Technology	1,607	1,476	131
Supplies and Service	2,956	3,042	(86)
	$8,224	$8,568	$(344)

Domestic Sales	$5,802	$5,589	$213
International Sales	2,422	2,979	(557)
	$8,224	$8,568	$ (344)

Bedside monitoring product revenues for the three months ended June 30, 2010 decreased $789,000 or 26% to $2,279,000 from $3,068,000 reported for the same three months of the prior year as a result of the phasing out of

 Form 10-Q
June 30, 2010

certain product lines including infant sleep apnea monitoring and products developed and manufactured by Analogic and sold by the Company under an agreement which expired July 31, 2010.  Sales of the sleep apnea and Analogic monitors and accessories accounted for approximately 7% of total revenues for calendar year 2009.
Critical care monitoring product revenues of $1,382,000 for three months ended June 30, 2010 were 41% or $400,000 above the $982,000 reported for the same three months of the prior year and represent sales of the Company’s FORE-SIGHT cerebral oximetry monitors, sensors and accessories. Sensor sales accounted for approximately 71% of total FORE-SIGHT sales for the second quarter of 2010. During the second quarter ended June 30, 2010, the Company placed or sold approximately 33 monitors with customers bringing the installed base of FORE-SIGHT monitors worldwide to 313 monitors in more than 100 hospitals. Approximately 55% of the monitors installed in this period were sold rather than placed. Under the Company’s monitor placement arrangements, customers are entitled to use the Company’s monitors at no cost in exchange for purchase orders for FORE-SIGHT sensors.

Blood pressure measurement technology sales of $1,607,000 for the three months ended June 30, 2010 increased $131,000 or 9% from $1,476,000 reported for the same three months of the prior year. Shipments to a significant customer accounted for the increase in sales for this period.

Supplies and service sales decreased $86,000 or 3% to $2,956,000 for the three months ended June 30, 2010 from $3,042,000 for the same three months of the prior year. The decrease was due to the scheduled exit of blood pressure cuff sales which carried low gross margins to a single customer.

Sales to the U.S. market accounted for $5,802,000 or 71% of the total revenues reported for the three months ended June 30, 2010, an increase of $213,000 or 4% from the $5,589,000 of sales reported for the three months ended June 30, 2009. Sales of bedside monitoring products and critical care monitoring products accounted for the increase. International sales accounted for $2,422,000 or 29% of the total revenues reported for the three months ended June 30, 2010, a decrease of $557,000 or 19% from the $2,979,000 reported for the same period of the prior year. Decreases in international sales were led by bedside monitoring products and blood pressure cuffs and were partially offset by critical care monitoring products and OEM modules.

The Company generated revenues of $16,719,000 for the six months ended June 30, 2010, a decrease of $255,000 or 2%, compared to revenues of $16,974,000 for the six months ended June 30, 2009.  The following table provides information with respect to revenues by major category:

	Six Months Ended	Six Months Ended	Increase/
($000’s)	June 30, 2010	June 30, 2009	(Decrease)
Bedside Monitoring Products	$3,927	$5,644	$(1,717)
Critical Care Monitoring Products	2,757	1,867	890
Blood Pressure Measurement Technology	3,629	2,959	670
Supplies and Service	6,406	6,504	(98)
	$16,719	$16,974	$(255)

Domestic Sales	$11,423	$11,733	$(310)
International Sales	5,296	5,241	55
	$16,719	$16,974	$(255)

Bedside monitoring product revenues for the six months ended June 30, 2010 decreased $1,717,000 or 30% primarily as a result of decreases in sales of vital signs monitors and accessories to the VA under its blanket purchase agreement and the phasing out of certain product lines including infant sleep apnea monitoring and products developed and manufactured by Analogic and sold by the Company under an agreement which expired July 31, 2010.

 Form 10-Q
June 30, 2010

Critical care product revenues which represent sales of the Company’s FORE-SIGHT cerebral oximetry monitors, sensors and accessories, increased $890,000 or 48% to $2,757,000 for the six months ended June 30, 2010 compared to $1,867,000 for the same period of the prior year primarily as a result of increased sensor sales on an expanded installed base.  Sensor sales account for approximately 66% of total FORE-SIGHT sales for the six months ended June 30, 2010.

Blood pressure measurement technology sales of $3,629,000 for the six months ended June 30, 2010 increased $670,000 or 23% from $2,959,000 reported for the same six months of the prior year. Sales to the Company’s two largest OEM customers accounted for the increase.

Supplies and service sales decreased $98,000 or 1% to $6,406,000 for the six months ended June 30, 2010 from $6,504,000 for the same six months of the prior year. Reduced sales to a low margin distribution partner were partially offset by increased direct sales to a major health plan provider.

Sales to the U.S. market accounted for $11,423,000 or 68% of the total revenues reported for the six months ended June 30, 2010, a decrease of $310,000 or 3% from the $11,733,000 in sales reported for the six months ended June 30, 2009. Sales of bedside monitoring products and supplies and service products were primarily responsible for the shortfall and were partially offset by increase in critical care monitoring products and OEM modules. International sales accounted for $5,296,000 or 32% of the total revenues reported for the six months ended June 30, 2010, an increase of $55,000 or 1% from the $5,241,000 reported for the same period of the prior year. Increased critical care monitoring products and OEM modules were partially offset by reductions in bedside monitoring product sales.

Cost of sales was $5,067,000 or 61.6% of revenues for the three months ended June 30, 2010 compared to $5,976,000 or 69.7% for the same three months of the prior year. Cost of sales for the six months ended June 30, 2009 was $10,606,000 or 63.4% of revenues compared to $11,916,000 or 70.2% of revenues for the six months ended June 30, 2009. Improved product mix and reductions in manufacturing overhead spending, freight and variances combined to improve cost of sales as a percentage of sales for the three months and six months ended June 30, 2010.

           Operating expenses for the three months ended June 30, 2010 decreased $612,000 or 16% to $3,144,000 from $3,756,000 for the three months ended June 30, 2009. Operating expenses for the first six months of 2010 decreased $1,786,000 or 24% to $5,807,000 from $7,593,000 reported for the same period the prior year. Personnel reductions initiated during several periods in 2009 are primarily responsible for the lower operating expenses.

Research and development (“R&D”) expenses decreased $110,000 or 19% to $468,000 or 6% of revenues for the three months ended June 30, 2010 compared to $578,000 or 7% of revenues for the three months ended June 30, 2009. R&D expenses for the first six months of 2010 decreased $272,000 or 23% to $932,000 from $1,204,000 reported for the first six months of the prior year. For both periods reported, decreases in expenses pertained to salaries and related fringe benefits resulting from the 2009 personnel reductions, R&D project related materials, depreciation and refunds both received and expected from the state government related to R&D spending. Partially offsetting these reductions were increases in recruitment costs and reductions in reimbursements from the National Institutes of Health (“NIH”) pertaining to the Company’s Near-Infrared Spectroscopy (“NIRS”) technology. For the three months and six months ended June 30, 2010, NIH reimbursements totaled $125,000 and $247,000, respectively, compared to $188,000 and $413,000 for the three and six-month periods ended June 30, 2009. As of June 30, 2010, a maximum of approximately $700,000 remains available under the $2.8 million multi-year NIH award received during 2007.

Selling, general and administrative expenses (“S,G&A”) decreased $502,000 or 16% to $2,676,000, or 33% of revenues for the three months ended June 30, 2010 compared to $3,178,000, or 37% of revenues for the three months ended June 30, 2009.  Sales and marketing expenses directly associated with the FORE-SIGHT cerebral oximetry effort totaled $988,000 and were essentially unchanged over the same three months of the prior year.

 Form 10-Q
June 30, 2010

Other sales and marketing expenses totaled $503,000 and decreased $552,000 from the $1,054,000 reported for the three months ended June 30, 2009. General and administrative (“G&A”) expenses increased $46,000 to $1,185,000. G&A expenses for the second quarter of 2010 included $288,000 of legal expenses related to the Somanetics litigation. Legal expenses decreased approximately $51,000 from the first six months of 2009. Legal costs incurred for the first six months of 2009 included costs pertaining to the Analogic Corporation arbitration. The Analogic legal fees were recovered during the latter part of 2009 subsequent to an August 2009 settlement between the Company and Analogic.

S,G&A expenses for the first six months of 2009 totaled $4,875,000, a decrease of $1,514,000, or approximately 24%, from the $6,389,000 reported for the first six months of 2009. Fore-Sight related sales and marketing expenses were $1,776,000, a decrease of $318,000 over the same six months of the prior year. Other sales and marketing expenses totaled $1,070,000 and accounted for $1,062,000 of the decrease in S,G&A expenses. The decrease results primarily from reductions in personnel initiated during both the second and fourth quarters of 2009. G&A expenses totaled $2,029,000 and decreased approximately $135,000 from the first six months of 2009 primarily from reductions in salaries and related fringe benefits and depreciation and amortization. Legal expenses, which included approximately $488,000 related to the Somanetics litigation, decreased approximately $36,000 from the first six months of 2009. Legal costs incurred for the first six months of 2009 included costs pertaining to the Analogic Corporation arbitration.

Interest expense decreased to $45,000 and $94,000, respectively, for the three and six months ended June 30, 2010 compared to $63,000 and $113,000, respectively, for the three and six months ended June 30, 2009. The decrease in interest expense resulted primarily from lower outstanding balances of both long-term debt and the Company’s line-of-credit.

The income tax benefit of $2,000 for the six months ended June 30, 2010 varies from the statutory rate as a result of federal R&D tax credits expected to be utilized and federal and state tax refunds either received or excepted to be received partially offset by prior period provision to actual adjustments related to the Company’s 2009 federal income tax return. The income tax benefit of $912,000 recorded for the six months ended June 30, 2009 reflects a combined estimated federal and state effective tax benefit of 36% and also varies from the statutory rate as a result of anticipated state and federal R&D tax credits partially offset by non-deductible expenses including stock compensation expense.

Financial Condition, Liquidity and Capital Resources

At June 30, 2010, the Company’s cash and cash equivalents totaled $3,318,000 compared to $1,187,000 at December 31, 2009. Working capital increased $1,834,000 to $9,741,000 at June 30, 2010, from $7,907,000 on December 31, 2009.  The Company’s current ratio increased to 2.72 to 1 from 2.21 to 1.

Cash provided by operations for the six months ended June 30, 2010 was $2,029,000 compared to cash used by operations of $1,095,000 for the first six months of the prior year. Several significant factors contributed to the improvement including increases in earnings before depreciation and amortization, reductions in inventory, and a collection of income tax receivables.  Partially offsetting these factors was an increase in accounts receivable.

Cash used in investing activities was $278,000 for the six months ended June 30, 2010 compared to cash used in investing activities of $239,000 for the first six months of the prior year. Expenditures for property and equipment of $208,000 for the six months ended June 30, 2010 were driven by FORE-SIGHT cerebral oximeter demonstration equipment requirements. Purchases of intangible assets for the first six months of 2010 primarily represent patent related spending.

Cash provided by financing activities for the six months ended June 30, 2010 was $381,000 compared to cash provided by financing activities of $1,066,000 for the first six months of the prior year.  Cash provided from financing activities for the first six months of 2010 were generated from a private placement of 1,375,000 shares of

 Form 10-Q
June 30, 2010

the Company’s common stock for aggregate proceeds of $1,925,000. During the six months ended June 30, 2010, the Company repaid $1,195,000 against its line-of-credit to support its operations and repaid $321,000 of long-term debt. Deferred financing costs of $123,000 were associated with the Company’s bank debt refinancing completed during March 2010.

On March 11, 2010, the Company’s line-of-credit was amended by the Third Modification Agreement (the  “Third Modification”). The Third Modification amended the Loan Agreement and the Note each as previously amended. Under the Third Modification, the maturity date was extended to April 1, 2011 and the interest rate for the revolving loans under the Loan Agreement was increased from the Bank’s Base Rate (as defined in the Second   Modification) plus 1.0% with a minimum of 4.0% per annum to the Bank’s Base Rate (as defined in the Third Modification) plus 2.0% with a minimum interest rate of 5.0% per annum. The interest rate effective upon execution of the Third Modification was 5.25% per annum. Additionally, the Third Modification amended the existing debt service coverage ratio covenant from 1.5 to 1.0 to 1.25 to 1.0, tested beginning March 31, 2010 and quarterly thereafter, measured on a year-to-date basis. As of June 30, 2010, the Company was in compliance with its financial covenants.

            As of June 30, 2010, the outstanding balance under the line of credit was $1,475,000 and the additional availability was approximately $2,344,000. In addition, the Company held approximately $3,318,000 in cash and cash equivalents as of June 30, 2010.

The Company believes that its sources of funds consisting of cash and cash equivalents, cash from operations and funds available from the line of credit facility will be sufficient to meet its operating and capital requirements for the next twelve months. The Company’s balance sheet was strengthened during the second quarter of 2010 from the consummation of the private placement of its common stock. Future cash flows, however, may be impacted by a number of factors, including changing market conditions or failure to meet financial covenants under our current or any future loan agreement, or the discretionary actions of our senior lender. Changes in payment terms to one or more of our major suppliers could also have a material adverse effect on our results of operations and future liquidity. Additionally, future legal costs related to the Somanetics case may be higher than planned.  We believe that our current levels of working capital and available debt financing limit our ability to fund major growth initiatives, such as significant increases in our sales and marketing personnel, or material acquisitions. Any major growth initiatives would require us to seek other sources or forms of debt or equity capital. There can be no assurance that we will be successful in securing such funding for major initiatives.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the condensed financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company’s critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation, and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company’s critical accounting policies and estimates, see Item 7 and Note 2 to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2009.  There were no significant changes in critical accounting policies and estimates during the six months ended June 30, 2010.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has certain exposures to market risk related to changes in interest rates. The Company has an outstanding line-of-credit agreement, under which there were borrowings of $1,475,000 at June 30, 2010 subject to

 Form 10-Q
June 30, 2010

an effective rate of interest of 5.25%.  The line-of-credit agreement bears interest at variable rates based on prime rate indices. The Company holds no derivative securities for trading or other purposes and is not subject in any material respect to currency or other commodity risk.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2 and 32.1 to this report.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The manufacture and sale of our products exposes us to product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, our products or use of our products with components or systems not manufactured or sold by us.  Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages.  We are currently a defendant in a pending product liability action. We believe that our product liability insurance is sufficient to cover any damages and costs that are likely with respect to this matter. There can be no assurance however, that this will be the case with respect to any future matters. Furthermore, we may not be able to obtain insurance in the future at satisfactory rates or in adequate amounts.  In addition, publicity pertaining to the misuse or malfunction of, or design flaws in, our products could impair our ability to successfully market and sell our products and could lead to product recalls.

On August 7, 2009, Somanetics Corporation (“Somanetics”) filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging patent infringement, false advertising, and common law unfair competition and libel related to the Company’s FORE-SIGHT product line.  The complaint requests injunctive relief and unspecified monetary damages, including treble damages and reasonable attorneys’

 Form 10-Q
June 30, 2010

fees.  On October 19, 2009, the Company answered the complaint, denying all allegations against it. In additions, the Company has asserted counterclaims against Somanetics for violation of the antitrust laws and for a declaration that the patents sued upon are invalid, unenforceable, and/or have been infringed by the Company.

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
June 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAS MEDICAL SYSTEMS, INC.

(Registrant)

/s/ Andrew E. Kersey By: Andrew E. Kersey President and Chief Executive Officer	Date: August 4, 2010

/s/ Jeffery A. Baird By: Jeffery A. Baird Chief Financial Officer	Date: August 4, 2010