Form 10-Q
period 2010-09-30
CAS MEDICAL SYSTEMS INC
filed 2010-11-10
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value 13,417,224 shares as of November 8, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$2,920,448	$1,186,779
Accounts receivable, net of allowance	4,655,056	4,192,730
Recoverable income taxes	22,080	871,206
Inventories	6,463,149	7,806,912
Other current assets	700,486	383,152

Total current assets	14,761,219	14,440,779

Property and equipment:
Property and equipment	5,932,804	5,718,078
Equipment at customers	1,496,719	1,219,418

	7,429,523	6,937,496
Accumulated depreciation and amortization	(5,631,591)	(4,976,819)

	1,797,932	1,960,677

Intangible and other assets, net	687,295	625,761

Goodwill	1,223,236	1,223,236

Total assets	$18,469,682	$18,250,453

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

Liabilities and Stockholders’ Equity	September 30, 2010	December 31, 2009

Current liabilities:
Current portion of long-term debt	$681,897	$652,482
Line-of-credit	700,000	2,669,657
Notes payable	53,526	50,678
Accounts payable	2,696,725	1,848,185
Accrued expenses	1,562,668	1,313,164

Total current liabilities	5,694,816	6,534,166

Long-term debt, less current portion	541,336	1,056,273
Deferred gain on sale and leaseback of property	933,086	1,034,064
Income taxes payable	190,159	277,280

Total liabilities	7,359,397	8,901,783

Stockholders' equity:
Series A cumulative convertible preferred stock, $.001
par value per share, 1,000,000 shares authorized, no
shares issued or outstanding	—	—
Common stock, $.004 par value per share, 40,000,000
shares authorized, 13,428,124 and 11,610,075 shares
issued at September 30, 2010 and December 31, 2009,
respectively, including shares held in treasury	53,713	46,440
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	9,708,455	7,661,060
Retained earnings	1,449,597	1,742,650

Total stockholders' equity	11,110,285	9,348,670

Total liabilities and stockholders' equity	$18,469,682	$18,250,453

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$7,790,419	$9,165,561	$24,509,894	$26,139,500

Cost of sales	4,926,788	5,964,848	15,532,512	17,881,335

Gross profit	2,863,631	3,200,713	8,977,382	8,258,165

Operating expenses:
Research and development	480,775	688,656	1,412,919	1,892,694
Selling, general and administrative	2,878,277	2,136,019	7,752,904	8,525,288
	3,359,052	2,824,675	9,165,823	10,417,982

Operating (loss) income	(495,421)	376,038	(188,441)	(2,159,817)

Interest expense, net	29,741	60,974	123,657	173,493

(Loss) income before income taxes	(525,162)	315,064	(312,098)	(2,333,310)

Income tax (benefit) expense	(16,915)	117,926	(19,045)	(793,922)

Net (loss) income	$(508,247)	$197,138	$(293,053)	$(1,539,388)

(Loss) income per common share:

Basic	$(0.04)	$0.02	$(0.02)	$(0.14)

Diluted	$(0.04)	$0.02	$(0.02)	$(0.14)

Weighted average number of
common shares outstanding:
Basic	12,808,865	11,292,931	11,925,544	11,243,257

Diluted	12,808,865	11,751,134	11,925,544	11,243,257

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(293,053)	$(1,539,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	740,814	920,811
Deferred income taxes	—	(801,016)
Impairment of assets	—	99,309
Non-cash stock compensation	145,826	260,742
Amortization of deferred gain on sale and leaseback of property	(100,978)	(100,978)
Changes in operating assets and liabilities:
Accounts receivable	(462,326)	(592,658)
Other receivable	—	715,769
Inventories	1,343,763	1,379,014
Other current assets	(317,333)	(51,746)
Recoverable income taxes	849,126	(5,222)
Accounts payable and accrued expenses	1,098,046	228,638
Income taxes payable	(87,121)	5,500
Net cash provided by operating activities	2,916,764	518,775

INVESTING ACTIVITIES:
Expenditures for property and equipment	(492,029)	(220,431)
Purchase of intangible assets	(24,357)	(71,659)
Net cash used in investing activities	(516,386)	(292,090)

FINANCING ACTIVITIES:
Repayments of long-term debt	(485,522)	(456,722)
Proceeds from notes payable	244,875	228,052
Repayments of notes payable	(242,027)	(101,357)
Repayments of line-of-credit, net	(1,969,657)	(53,939)
Deferred financing costs	(123,219)	—
Proceeds from issuance of common stock	1,908,841	64,230
Net cash used in financing activities	(666,709)	(319,736)

Change in cash and cash equivalents	1,733,669	(93,051)

Cash and cash equivalents, beginning of period	1,186,779	1,082,619

Cash and cash equivalents, end of period	$2,920,448	$989,568

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest	$134,089	$175,382
Cash paid (collected) during the period for income taxes, net	$(839,501)	$6,818

See accompanying notes.

CAS Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2010

(1)  The Company

            CAS Medical Systems, Inc. (“CAS”) and its wholly-owned subsidiary, Statcorp, Inc. (“Statcorp”) operate as one reportable business segment. Together, CAS and Statcorp (collectively, the “Company” or “CASMED”) develop, manufacture and distribute diagnostic equipment and medical products for use in the healthcare and medical industry. These products – specifically blood pressure measurement technology, vital signs measurement equipment, cardio-respiratory monitoring equipment, cerebral oximetry monitoring, and supplies for neonatal intensive care - are sold by CASMED through its own sales force, via distributors, manufacturers representatives and pursuant to original equipment manufacturer (“OEM”) agreements both internationally and in the United States. The Company has several other products in various stages of development that it believes will add to and complement its current product lines. On November 5, 2010, the Company sold its blood pressure cuff and unifusor cuff product line. See Note 10.

(2)  Basis of Presentation

           The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2009.  The condensed consolidated balance sheet as of December 31, 2009 was derived from the audited financial statements.

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

The Company has performed a review of events subsequent to the balance sheet date through the date the financial statements were issued.

(3)  Inventories; Property and Equipment; Intangible and Other Assets and Goodwill

Inventories consist of:

	September 30, 2010	December 31, 2009
Raw materials	$5,343,690	$6,185,097
Work in process	63,360	39,544
Finished goods	1,056,099	1,582,271
	$6,463,149	$7,806,912

           Property and equipment are stated at cost. The Company has separately reported its FORE-SIGHT® cerebral oximetry monitors located at customer sites within the United States. Such equipment is held under a no cost program whereby customers purchase disposable sensors for use with the Company’s equipment.  The Company retains title to the monitors shipped to its customers under this program. The monitors are depreciated on a straight-line basis over five years to cost of sales. As of September 30, 2010, the Company has capitalized $1,496,719 of costs pertaining to the monitors which have a net book value of $855,667. Other property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

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

Intangible and other assets consist of the following:

	September 30,	December 31,
	2010	2009

Patents and other assets	$629,283	$606,271
Patents pending	242,325	240,981
Purchased technology	33,893	33,893
Capitalized software	179,946	179,946
Deferred finance charges	170,205	46,986
	1,255,652	1,108,077
Accumulated amortization	(568,357)	(482,316)
	$687,295	$625,761

Amortization expense of intangible and other assets for the nine months ended September 30, 2010 was $124,000. Estimated amortization expense for the calendar year 2010 is $169,000. Expected amortization expense of intangible and other assets for the next five calendar years follows:

2011	$74,000
2012	33,000
2013	19,000
2014	15,000
2015	13,000
$154,000

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
•
Bedside monitoring products – includes sales of the Company’s vital signs bedside monitors and accessories incorporating various combinations of measurement parameters for both human and veterinary use. Parameters found in these monitors include the Company’s proprietary MAXNIBP® non-invasive blood pressure, pulse oximetry, electro-cardiography, temperature, and capnography.

•
Blood pressure measurement technology – includes sales to OEM manufacturers of the Company’s proprietary MAXNIBP® non-invasive blood pressure technology, sold as a discrete module to be included in the OEM customers own multi-parameter monitors, and associated blood pressure cuffs and accessories for the OEM market and related license fees.

•	Supplies and service – includes sales of blood pressure cuffs and rapid infusor cuffs, neonatal intensive care supplies including electrodes and skin temperature probes, and service repair.

(5)  Income (Loss) per Common Share

A summary of the denominators used to compute basic and diluted income (loss) per share follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average shares outstanding, net of unvested restricted common shares – used to compute basic income (loss) per share	12,808,865	11,292,931	11,925,544	11,243,257

Dilutive effect of unvested restricted common shares, and outstanding warrants and options	—	458,203	—	—

Weighted average shares of dilutive securities outstanding – used to compute diluted income (loss) per share	12,808,865	11,751,134	11,925,544	11,243,257

           Weighted average shares outstanding used to calculate basic earnings per share exclude unvested restricted common shares. Diluted common stock equivalents such as unvested restricted common shares, outstanding warrants and options are excluded from the computation of diluted earnings per share where there is a loss as their inclusion would be anti-dilutive. Stock options to purchase 222,500 and 642,500 shares for the three and nine month periods ended September 30, 2010, respectively, and 514,426 of unvested restricted common shares were excluded from the 2010 diluted earnings per share calculations as they would have been anti-dilutive.

(6)  Stock-Based Compensation

Stock compensation expense was $62,793 and $145,826, and $94,325 and $260,742, for the three-month and nine-month periods ended September 30, 2010 and 2009, respectively. Stock compensation for the nine months ended September 30, 2010 includes a forfeiture adjustment of ($48,619).

As of September 30, 2010, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,500,483.  Such amount, net of estimated forfeitures, will be recognized in operations over a weighted average period of 2.9 years.

The following table summarizes the Company’s stock option information as of and for the nine-month period ended September 30, 2010:

	Option Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding at December 31, 2009	488,175	$ 2.19	$ 233,619	4.8
Granted	440,000	2.09
Cancelled	(40,000)	3.49
Exercised	—	—
Outstanding at September 30, 2010	888,175	$ 2.08	$ 433,108	6.7
Exercisable at September 30, 2010	441,508	$ 2.07	$ 296,808	3.6

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

The exercise period for all outstanding stock options may not exceed ten years from the date of grant. Stock options granted to employees and non-employee directors vest typically not less than three years from the grant date. The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

During the nine months ended September 30, 2010, stock options for 440,000 shares of common stock were granted including 350,000 granted on August 27, 2010 to Thomas M. Patton, the Company’s newly appointed CEO, and 20,000 shares granted to a new director. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected stock price volatility of 93.2% to 96.8%, a weighted average expected option life of 4.4 years, an average risk free interest rate of 2.66% to 3.63% and a 0.0% average dividend yield. The weighted average fair value of the stock options granted during 2010 was $1.48 per share. The stock options vest one-third per year over three years from the grant date except for Mr. Patton’s stock options which vest monthly over a period of forty-eight months.

On August 27, 2010, Mr. Patton also received two grants of restricted common stock. The first grant of 250,000 shares vests monthly over a period of three years and was valued for purposes of measuring stock compensation expense based upon the market value of the Company’s common stock on the grant date of $2.10 per share. The second grant of 150,000 shares vests upon reaching an average market price for the Company’s common stock of $4.15 for sixty consecutive trading days. The fair value of the second grant of $1.88 per share was determined by using a lattice pricing model assuming a weighted average expected stock price volatility of 96.8%, a weighted average expected option life of 4.4 years, an average risk free interest rate of 2.66%, an average dividend yield of 0.0% and is being amortized over a period of two years from date of grant.

As of September 30, 2010, 514,426 restricted shares issued to employees and members of the board of directors remain issued and non-vested. The unamortized stock compensation expense associated with the restricted shares as of September 30, 2010 is $878,016 and will be recognized through September 30, 2014.

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

             On March 11, 2010, the line-of-credit was amended by the Third Modification Agreement (the “Third Modification”). The Third Modification amended the Loan Agreement and the Note each as previously amended. Under the Third Modification, the maturity date was extended to April 1, 2011 and the interest rate for the revolving loans under the Loan Agreement was increased from the Bank’s Base Rate (as defined in the Second Modification) plus 1.0% with a minimum of 4.0% per annum to the Bank’s Base Rate (as defined in the Third Modification) plus 2.0% with a minimum interest rate of 5.0% per annum. The interest rate effective upon execution of the Third Modification was 5.25% per annum (5.25% at September 30, 2010). Additionally, the Third Modification amended the existing debt service coverage ratio covenant from 1.5 to 1.0 to 1.25 to 1.0, tested beginning March 31, 2010 and quarterly thereafter, measured on a year-to-date basis. The Bank waived the testing of the debt service covenant ratio as of September 30, 2010.

As of September 30, 2010, the outstanding balance under the line-of-credit was $700,000 and the availability was approximately $3,601,000. In addition, the Company held approximately $2,920,000 in cash and cash equivalents as of September 30, 2010.

The Company also amended its existing term note with the Bank to conform the debt service coverage ratio covenant to the ratio contained in the Third Modification. The term note provides for monthly installments of $61,533 including interest at 6%, until May 2012. The balance under the term loan at September 30, 2010 was $1,223,233.

The fair value of the Company’s long-term debt as of September 30, 2010 approximates its carrying value.

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

(8)  Income Taxes

The income tax benefit of $19,000 for the nine months ended September 30, 2010 varies from the statutory rate as a result of federal R&D tax credits expected to be utilized and federal and state tax refunds either received or expected to be received partially offset by prior period provision to actual adjustments related to the Company’s 2009 federal income tax return. The income tax benefit of $794,000 recorded for the nine months ended September 30, 2009 reflects a combined estimated federal and state effective tax benefit of 34%, reduced for prior period adjustments of $75,000 and varies from the statutory rate as a result of anticipated state and federal R&D tax credits partially offset by non-deductible expenses including stock compensation expense.

During 2010, the Company received refunds of $816,000 resulting from the carry back of calendar year 2009 net operating losses to 2004 and 2005.

            As of December 31, 2009, the Company concluded that it was more likely than not that its deferred tax assets would not be realized and, accordingly, established a deferred income tax asset valuation allowance in the amount of $1,448,630. As of September 30, 2010 the deferred income tax asset valuation allowance balance was $1,611,770.

(9)  Settlement of Litigation

On August 7, 2009, Somanetics Corporation filed the action against the Company in the United States District Court for the Eastern District of Michigan alleging patent infringement, false advertising, and common law unfair competition and libel.  The complaint requested injunctive relief and unspecified monetary damages, including treble damages and reasonable attorneys’ fees.  On October 19, 2009, the Company answered the complaint, denying all allegations against it. In addition, the Company asserted counterclaims against Somanetics for violation of the antitrust laws and for a declaration that the patents sued upon were invalid, unenforceable, and/or have not been infringed by the Company.

On October 27, 2010, a settlement was reached with Nellcor Puritan Bennett, LLC, a successor in interest to Somanetics Corporation, on Somanetics’ action for patent infringement and other claims against the Company.  The terms of the confidential settlement resolved all matters between the two parties as of the initiation of the lawsuit and caused the dismissal of the action with prejudice in a manner by which no payments were made to either party.

The Company incurred $782,000 of legal expenses during the first nine months of 2010 and has incurred $1,127,000 to date with respect to the Somanetics litigation net of reimbursements received from the Company’s insurance provider.

(10)  Subsequent Events

On October 29, 2010, the Company received notice of an award for a grant in the amount of $244,479 for qualified investments in a qualifying therapeutic discovery project under Section 48D of the Internal Revenue Code. This program was created under the Patient Protection and Affordable Care Act of 2010 to provide tax credits or grants representing 50% of eligible qualified investments in therapeutic discovery projects during tax years 2009 and

2010. The Company will record this grant as a reduction in research and development expense during the fourth quarter of 2010.

On November 5, 2010, the Company consummated an agreement to sell certain assets and liabilities related to its blood pressure cuff and unifusor cuff product lines in exchange for $3,200,000 in cash at closing. As provided in the purchase agreement, the aggregate consideration paid to the Company at closing is subject to an adjustment based upon changes in the net working capital of the business as of the closing relative to a net working capital target. Further, the agreement provides for the buyer to pay up to an additional $350,000 in earn-out payments if certain net sales thresholds are achieved in the six month period following the closing. Commensurate with the transaction, the Company repaid in full its outstanding balance under its bank term note which approximated $1,168,000. Sales of the blood pressure and unifusor cuffs accounted for approximately $6,300,000 of the total revenues of $24,510,000 reported for the first nine months of 2010.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not limited to, the following:  foreign currency fluctuations, regulations and other economic and political factors which affect the Company’s ability to market its products internationally, changes in economic conditions that adversely affect demand for the Company’s products , potential liquidity constraints, new product introductions by the Company’s competitors, increased price competition, rapid technological changes, dependence upon significant customers, availability and cost of components for the Company’s products, the impact of any product liability or other adverse litigation, marketplace acceptance for the Company’s new products, FDA and other governmental regulatory and enforcement actions, changes in reimbursement levels from third-party payors, changes to federal research and development grant programs presently utilized by the Company and other factors described in greater detail in the Company’s most recent annual report on Form 10-K.

Results of Operations

For the three months ended September 30, 2010, the Company reported a net loss of $508,000 or ($0.04) per basic and diluted common share compared to net income of $197,000 or $0.02 per basic and diluted common share reported for the three months ended September 30, 2009. During the third quarter ended September 30, 2009, the Company recorded a recovery of legal expenses and reimbursements for asset write-downs totaling $712,000 related to an arbitration settlement with the Analogic Corporation. Excluding the benefit from the Analogic settlement, pre-tax income for the third quarter of 2009 of $315,000 would have been a pre-tax loss of $397,000.

For the nine months ended September 30, 2010, the Company reported a net loss of  $293,000 or ($0.02) per basis and diluted common share compared to a net loss of $1,539,000 or ($0.14) per basic and diluted common share for the nine months ended September 30, 2009. Improvements in gross profit rates as a percentage of sales and reductions in operating expenses resulting primarily from personnel reductions in 2009 were responsible for the improvement in operating results.

Operating losses for the three and nine months ended September 30, 2010 were affected by $295,000 and $782,000, respectively, of legal expenses related to the Somanetics litigation.

The Company generated revenues of $7,790,000 for the three months ended September 30, 2010, a decrease of $1,375,000 or 15%, compared to revenues of $9,166,000 for the three months ended September 30, 2009.  The following table provides information with respect to revenues by major category:

($000’s)	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009	Increase/ (Decrease)
Bedside Monitoring Products	$2,343	$2,867	$(524)
Critical Care Monitoring Products	1,246	1,066	180
Blood Pressure Measurement Technology	1,147	1,740	(593)
Supplies and Service	3,054	3,493	(439)
	$7,790	$9,166	$(1,376)

Domestic Sales	$6,271	$6,554	$(283)
International Sales	1,519	2,612	(1,093)
	$7,790	$9,166	$(1,376)

Bedside monitoring product revenues for the three months ended September 30, 2010 decreased $524,000 or 18% to $2,343,000 from $2,867,000 reported for the same three months of the prior year as a result of the phasing out of certain product lines including infant sleep apnea monitoring and products developed and manufactured by Analogic and sold by the Company under an agreement which expired July 31, 2010. Sales of the sleep apnea and Analogic monitors and accessories accounted for approximately 7% of total revenues for calendar year 2009.

Critical care monitoring product revenues of $1,246,000 for the three months ended September 30, 2010 were 17% or $180,000 above the $1,066,000 reported for the same three months of the prior year and represent  sales of the Company’s FORE-SIGHT cerebral oximetry monitors, sensors and accessories.

Blood pressure measurement technology sales of $1,147,000 for the three months ended September 30, 2010 decreased $593,000 or 34% from $1,740,000 reported for the same three months of the prior year. Reduced sales of OEM modules to several of the Company’s largest OEM customers accounted for the shortfall.

Supplies and service sales decreased $439,000 or 13% to $3,054,000 for the three months ended September 30, 2010 from $3,493,000 for the same three months of the prior year. Reduced sales to a low margin distribution partner were partially offset by  increased direct sales to a major health plan provider.

Sales to the U.S. market accounted for $6,271,000 or 81% of the total revenues reported for the three months ended September 30, 2010, a decrease of $283,000 or 4% from the $6,554,000 of sales reported for the three months ended September 30, 2009. Sales in nearly all product categories to the U.S. market were down with the exception of FORE-SIGHT monitors and sensors. International sales accounted for $1,519,000 or 19% of the total revenues reported for the three months ended September 30, 2010, a decrease of $1,093,000 or 42% from the $2,612,000 reported for the same period of the prior year. Decreases in international sales occurred in nearly all product categories including the discontinued infant sleep apnea and Analogic products.

The Company generated revenues of $24,510,000 for the nine months ended September 30, 2010, a decrease of $1,630,000 or 6%, compared to revenues of $26,140,000 for the nine months ended September 30, 2009.  The following table provides information with respect to revenues by major category:

($000’s)	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	Increase/ (Decrease)
Bedside Monitoring Products	$6,271	$8,509	$(2,238)
Critical Care Monitoring Products	4,003	2,933	1,070
Blood Pressure Measurement Technology	4,776	4,612	164
Supplies and Service	9,460	10,086	(626)
	$24,510	$26,140	$(1,630)

Domestic Sales	$17,695	$18,287	$(592)
International Sales	6,815	7,853	(1,038)
	$24,510	$26,140	$(1,630)

Bedside monitoring product revenues for the nine months ended September 30, 2010 decreased $2,238,000 or 26% primarily as a result of decreases in sales of vital signs monitors and accessories to the Veterans Administration under its blanket purchase agreement and the phasing out of certain product lines including infant sleep apnea monitoring and products developed and manufactured by Analogic and sold by the Company under an agreement which expired July 31, 2010.

Critical care product revenues which represent sales of the Company’s FORE-SIGHT cerebral oximetry monitors, sensors and accessories, increased $1,070,000 or 36% to $4,003,000 for the nine months ended September 30, 2010 compared to $2,933,000 for the same period of the prior year primarily as a result of increased sensor sales on an expanded installed base.

Blood pressure measurement technology sales of $4,776,000 for the nine months ended September 30, 2010 increased $164,000 or 4% from $4,612,000 reported for the same nine months of the prior year.

Supplies and service sales decreased $626,000 or 6% to $9,460,000 for the nine months ended September 30, 2010 from $10,086,000 for the same nine months of the prior year.  Reduced sales to a low margin distribution    partner were partially offset by the increased direct sales to a major health plan provider.

Sales to the U.S. market accounted for $17,695,000 or 72% of the total revenues reported for the nine months ended September 30, 2010, a decrease of $592,000 or 3% from the $18,287,000 in sales reported for the nine months ended September 30, 2009.  Sales of bedside monitoring products and blood pressure cuffs sales were largely responsible for the reduction and were partially offset by increased FORE-SIGHT product sales. International sales accounted for $6,815,000 or 28% of the total revenues reported for the nine months ended September 30, 2010, a decrease of $1,038,000 or 13% from the $7,853,000 reported for the same period of the prior year. Reductions in bedside monitoring products included the discontinued apnea and Analogic product lines and were partially offset by increased FORE-SIGHT revenues.

Cost of sales was $4,927,000 or 63.2% of revenues for the three months ended September 30, 2010 compared to $5,965,000 or 65.1% for the same three months of the prior year. Cost of sales for the nine months ended September 30, 2010 was $15,533,000 or 63.4% of revenues compared to $17,881,000 or 68.4% of revenues for the nine months ended September 30, 2009. Improved product mix and reductions in manufacturing overhead spending, freight and variances combined to improve cost of sales as a percentage of sales for the three and nine months ended September 30, 2010.

           Operating expenses for the three months ended September 30, 2010 increased $534,000 or 19% to $3,359,000 from $2,825,000 for the three months ended September 30, 2009. During the third quarter of 2009, $712,000 of the amounts received from the settlement of the Analogic arbitration reduced previously reported legal and other expenses. Excluding the legal expense settlement, current year operating expenses would have been $171,000 or 5% below the adjusted amount of $3,537,000 for the prior year due to personnel reductions initiated during several periods in 2009.  Operating expenses for the nine months ended September 30, 2010 were $9,166,000 and decreased $1,252,000 or 12% from the $10,418,000 reported for the first nine months of 2010 primarily as a result of reductions in personnel effected during 2009 partially offset by increased legal expenses pertaining to the Somanetics litigation.

Research and development (“R&D”) expenses decreased $208,000 or 30% to $481,000 or 6% of revenues for the three months ended September 30, 2010 compared to $689,000 or 8% of revenues for the three months ended September 30, 2009. R&D expenses for the first nine months of 2010 decreased $480,000 or 25% to $1,413,000 from $1,893,000 reported for the first nine months of the prior year. For both periods reported, decreases in expenses pertained to salaries and related fringe benefits resulting from the 2009 personnel reductions, R&D project related materials, and depreciation and amortization and were partially offset by reductions in reimbursements from the National Institutes of Health (“NIH”) pertaining to the Company’s Near-Infrared Spectroscopy (“NIRS”) technology compared to the same period of the prior year.  For the three months and nine months ended September 30, 2010, NIH reimbursements totaled $125,000 and $372,000, respectively, compared to $187,000 and $601,000 for the three and nine-month periods ended September 30, 2009. As of September 30, 2010, a maximum of approximately $600,000 remains available under the $2.8 million multi-year NIH award received during 2007.

Selling, general and administrative expenses (“S,G&A”) increased $742,000 or 35% to $2,878,000 for the three months ended September 30, 2010 compared to $2,136,000 for the three months ended September 30, 2009.

Excluding the $712,000 of benefits associated with the Analogic arbitration settlement however, S,G&A expenses for the third quarter of 2009 would have been $2,848,000. While overall S,G&A expenses for the third quarter of 2010 were essentially unchanged compared to an adjusted third quarter of 2009, general and administrative (“G&A”) expenses in 2010 increased approximately $310,000 due to increased legal costs related to the Somanetics litigation and severance costs. Sales and marketing expenses were lower as a result of management’s decisions to reduce non-Fore-Sight related spending during 2009.

S,G&A expenses for the first nine months of 2010 totaled $7,753,000, a decrease of $772,000, or approximately 9%, from the $8,525,000 reported for the first nine months of 2009.  G&A expenses increased approximately $907,000 primarily as a result of legal expenses associated with the Somanetics litigation. Marketing expenses decreased approximately $311,000 primarily as a result of prior year personnel reductions. Sales expenses decreased approximately $1,368,000 driven by reductions in non-Fore-Sight related personnel during 2009.

Interest expense decreased to $30,000 and $124,000, respectively for the three and nine months ended September 30, 2010 compared to $61,000 and $173,000, respectively for the three and nine months ended September 30, 2009. The decrease in interest expense resulted primarily from lower outstanding balances of long-term debt and lower average balances outstanding under the Company’s line-of-credit together with reduced interest rates.

The income tax benefit of $19,000 for the nine months ended September 30, 2010 varies from the statutory rate as a result of federal R&D tax credits expected to be utilized and federal and state tax refunds either received or expected to be received partially offset by prior period provision to actual adjustments related to the Company’s 2009 federal income tax return. The income tax benefit of $794,000 recorded for the nine months ended September 30, 2009 reflects a combined estimated federal and state effective tax benefit of 34%, reduced for prior period adjustments of $75,000 and varies from the statutory rate as a result of anticipated state and federal R&D tax credits partially offset by non-deductible expenses including stock compensation expense.

Financial Condition, Liquidity and Capital Resources

At September 30, 2010, the Company's cash and cash equivalents totaled $2,920,000 compared to $1,187,000 at December 31, 2009. Working capital increased $1,159,000 to $9,066,000 at September 30, 2010, from $7,907,000 on December 31, 2009.  The Company’s current ratio increased to 2.59 to 1 from 2.21 to 1.

Cash provided by operations for the nine months ended September 30, 2010 was $2,917,000 compared to cash provided by operations of $519,000 for the first nine months of the prior year. Reductions in inventories of $1,344,000, increases in accounts payable and accrued expenses of $1,098,000 and tax refunds of $816,000 were primarily responsible for the increase and were partially offset by increases in deferred income taxes and accounts receivable.  Cash provided by operations of $519,000 for the nine months ended September 30, 2009 resulted primarily from reductions in inventory of $1,379,000 and other receivables which were partially offset by increases in deferred income taxes and accounts receivable.

Cash used in investing activities was $516,000 for the nine months ended September 30, 2010 compared to cash used in investing activities of $292,000 for the first nine months of the prior year. Expenditures for property and equipment of $492,000 for the nine months ended September 30, 2010 were driven by FORE-SIGHT cerebral oximeter demonstration equipment requirements. Purchases of intangible assets for the first nine months of 2010 primarily represent patents and translation costs.

Cash used in financing activities for the nine months ended September 30, 2010 was $667,000 compared to cash used in financing activities of $320,000 for the first nine months of the prior year. During the nine months ended September 30, 2010, the Company repaid $1,970,000 against the line-of-credit and repaid $486,000 of its long-term debt.  During June 2010, the Company consummated a non-brokered private placement of 1,375,000 shares of its common stock for net proceeds of $1,887,000. Deferred financing costs of $123,000 were associated with the Company’s bank debt refinancing completed during March 2010.

On March 11, 2010, the Company’s line-of-credit was amended by the Third Modification Agreement (the “Third Modification”). The Third Modification amended the Loan Agreement and the Note each as previously amended. Under the Third Modification, the maturity date was extended to April 1, 2011 and the interest rate for the revolving loans under the Loan Agreement was increased from the Bank’s Base Rate (as defined in the Second

Modification) plus 1.0% with a minimum of 4.0% per annum to the Bank’s Base Rate (as defined in the Third Modification) plus 2.0% with a minimum interest rate of 5.0% per annum. The interest rate effective upon execution of the Third Modification was 5.25% per annum which remains unchanged as of September 30, 2010.  Additionally, the Third Modification amended the existing debt service coverage ratio covenant from 1.5 to 1.0 to 1.25 to 1.0, tested beginning March 31, 2010 and quarterly thereafter, measured on a year-to-date basis. The Bank waived the testing of the debt service coverage ratio covenant as of September 30, 2010.

            As of September 30, 2010, the outstanding balance under the line of credit was $700,000 and the additional availability was approximately $3,601,000. The average outstanding balance under the line-of-credit during the three months ended September 30, 2010 was $845,000. In addition, the Company held approximately $2,920,000 in cash and cash equivalents as of September 30, 2010.

The Company believes that its sources of funds consisting of cash and cash equivalents, cash from operations, proceeds received from the private placement of its common stock during the second quarter of 2010 and funds available from the line of credit facility will be sufficient to meet its operating and capital requirements during the next twelve months. The Company’s cash balances were further strengthened subsequent to the end of the third quarter from the sale of its blood pressure and unifusor cuffs product lines. Future cash flows, however, may be influenced by a number of factors, including changing market conditions or failure to meet financial covenants under our current or any future loan agreement. Changes in payment terms to one or more of our major suppliers could also have a material adverse effect on our results of operations and future liquidity. We believe that our current levels of working capital and available debt financing are adequate to operate our business in the near-term although our ability to fund major growth initiatives or material acquisitions may be limited without other sources or forms of debt or equity capital. There can be no assurance that we will be successful in securing such funding.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the condensed financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company’s critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation, and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company’s critical accounting policies and estimates, see Item 7 and Note 2 to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2009.  There were no significant changes in critical accounting policies and estimates during the three months ended September 30, 2010.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has certain exposures to market risk related to changes in interest rates.  The Company has an outstanding line-of-credit agreement, under which there were borrowings of $700,000 at September 30, 2010 subject to an effective interest rate of 5.25%.  The line-of-credit agreement bears interest at variable rates based on prime rate indices. The Company holds no derivative securities for trading or other purposes and is not subject in any material respect to currency or other commodity risk.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2010. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Settlement of Somanetics Litigation

On August 7, 2009, Somanetics Corporation (“Somanetics”) filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging patent infringement, false advertising, and common law unfair competition and libel related to the Company’s FORE-SIGHT product line.  The complaint requested injunctive relief and unspecified monetary damages, including treble damages and reasonable attorneys’ fees.  On October 19, 2009, the Company answered the complaint, denying all allegations against it. In addition, the Company asserted counterclaims against Somanetics for violation of the antitrust laws and for a declaration that the patents sued upon were invalid, unenforceable, and/or have not been infringed by the Company.

On October 27, 2010, a settlement was reached with Nellcor Puritan Bennett, LLC, a successor in interest to Somanetics Corporation on Somanetics’ action for patent infringement and other claims. The terms of the confidential settlement resolved all matters between the two parties as of the initiation of the lawsuit and caused the dismissal of the action with prejudice in a manner by which no payments were made to either party.

In addition, we may become, in the normal course of our business operations, a party to other legal proceedings in addition to those described in the paragraphs above. None of these other proceedings would be expected to have a material adverse impact on our consolidated results of operations, financial conditions, or cash flows.

ITEM 6.   EXHIBITS

2.1
Asset Purchase Agreement dated November 5, 2010 by and among CAS Medical Systems, Inc., Statcorp, Inc. and OSI Optoelectronics, Inc. (Schedules and similar attachments to the Asset Purchase Agreement are omitted in accordance with Item 601(b)(2) of Regulation S-K and will be furnished to the Commission upon request.

31.1	Certification pursuant to Rule 13a-14(a) of Thomas M. Patton, President and Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) of Jeffery A. Baird, Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350 of Periodic Financial Report of Thomas M. Patton, President and Chief Executive Officer and Jeffery A. Baird, Chief Financial Officer

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: November 10, 2010
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: November 10, 2010
By: Jeffery A. Baird
Chief Financial Officer