Form 10-Q
period 2011-06-30
CAS MEDICAL SYSTEMS INC
filed 2011-08-12
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value   13,604,284 shares as of August 8, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	June 30,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$15,388,288	$4,492,690
Accounts receivable, net of allowance	3,333,467	2,606,616
Recoverable income taxes	—	13,655
Inventories	4,450,817	4,812,965
Other current assets	431,252	310,187
Total current assets	23,603,824	12,236,113

Property and equipment:
Leasehold improvements	257,764	252,517
Equipment at customers	1,868,550	1,686,919
Machinery and equipment	4,796,280	5,114,460
	6,922,594	7,053,896
Accumulated depreciation and amortization	(5,210,421)	(5,244,819)
Property and equipment, net	1,712,173	1,809,077

Intangible and other assets, net	693,993	651,626

Total assets	$26,009,990	$14,696,816

CAS Medical Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

Liabilities and Stockholders’ Equity	June 30,	December 31,
	2011	2010
Current liabilities:
Accounts payable	$1,492,798	$2,283,906
Accrued expenses	1,157,362	909,331
Note payable	134,335	—
Total current liabilities	2,784,495	3,193,237

Deferred gain on sale and leaseback of property	832,108	899,426
Income taxes payable	211,159	211,159

Total liabilities	3,827,762	4,303,822

Commitments and Contingencies

Series A exchangeable preferred stock $.001 par value per share, 54,500 shares issued and outstanding and subject to redemption requirements. Liquidation value of $5,483,306 at June 30, 2011	5,075,123	—

Stockholders' equity:
Preferred stock, $.001 par value per share, 1,000,000
shares authorized - Series A convertible preferred
stock, 95,500 shares issued and outstanding.
Liquidation value of $9,590,853 at June 30, 2011	8,834,745	—
Common stock, $.004 par value per share, 40,000,000
shares authorized, 13,696,851 and 13,575,401 shares
issued at June 30, 2011 and December 31, 2010,
respectively, including shares held in treasury	54,787	54,302
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	10,427,418	10,002,600
(Accumulated deficit) retained earnings	(2,108,365)	437,572
Total stockholders' equity	17,107,105	10,392,994

Total liabilities and stockholders' equity	$26,009,990	$14,696,816

See accompanying notes.

CAS Medical Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Net sales	$5,717,179	$6,318,343	$11,360,303	$12,426,787

Cost of sales	3,591,538	3,585,318	7,100,107	7,039,496
Gross profit	2,125,641	2,733,025	4,260,196	5,387,291

Operating expenses:
Research and development	805,229	465,088	1,517,573	928,765
Selling, general and administrative	2,977,904	2,583,842	5,668,747	4,703,602
	3,783,133	3,048,930	7,186,320	5,632,367

Operating loss	(1,657,492)	(315,905)	(2,926,124)	(245,076)

Other (income) expense, net	(2,493)	22,966	(5,055)	47,969

Loss from continuing operations before income taxes	(1,654,999)	(338,871)	(2,921,069)	(293,045)

Income tax benefits	(107,097)	(146,775)	(127,544)	(139,829)

Loss from continuing operations	(1,547,902)	(192,096)	(2,793,525)	(153,216)
Income from discontinued operations, net of income taxes	207,896	199,768	247,588	368,410
Net (loss) income	(1,340,006)	7,672	(2,545,937)	215,194

Preferred stock dividends	74,158	—	74,158	—
Net (loss) income applicable to common stockholders	$(1,414,164)	$7,672	$(2,620,095)	$215,194

Per share basic and diluted income (loss) applicable to common stockholders:
Continuing operations	$(0.12)	$(0.02)	$(0.22)	$(0.01)
Discontinued operations	$0.01	$0.02	$0.02	$0.03
Net (loss) income	$(0.11)	$0.00	$(0.20)	$0.02

Weighted average number of common shares outstanding:
Basic and diluted	13,086,493	11,617,719	13,048,845	11,480,541

See accompanying notes.

CAS Medical Systems, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

For the Six Months Ended June 30, 2011

	Preferred Stock		Common Stock					(Accumulated
			Issued		Held in Treasury		Additional Paid - in	Deficit) Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

BALANCE, December 31, 2010	—	$—	13,575,401	$54,302	86,000	$(101,480)	$10,002,600	$437,572	$10,392,994
Net loss								(2,545,937)	(2,545,937)

Common stock issued upon exercise of stock options and warrants			40,550	162			33,463		33,625
Common stock issued under stock purchase plan			1,516	6			4,481		4,487
Restricted stock issued, net of cancellations			79,384	317			(317)		—
Sale of preferred stock, net of expenses	95,500	8,834,745							8,834,745
Accretion of Series A Exchangeable Preferred Stock							(33,306)		(33,306)
Stock compensation	—	—					420,497		420,497
BALANCE, June 30, 2011	95,500	$8,834,745	13,696,851	$54,787	86,000	$(101,480)	$10,427,418	$(2,108,365)	$17,107,105

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
OPERATING ACTIVITIES:
Net (loss) income	$(2,545,937)	$215,194
Less income from discontinued operations	247,588	368,410
Loss from continuing operations	(2,793,525)	(153,216)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	454,569	459,899
Stock compensation	420,497	83,033
Amortization of gain on sale and leaseback	(67,319)	(67,319)
Deferred income taxes	(127,545)	—
Changes in operating assets and liabilities:
Accounts receivable	(726,851)	(995,681)
Inventories	362,148	1,286,233
Other current assets	(121,066)	(436,769)
Accounts payable and accrued expenses	(543,077)	288,598
Income taxes payable	13,655	690,196
Net cash (used in) provided by operating activities of continuing operations	(3,128,514)	1,154,974

INVESTING ACTIVITIES:
Expenditures for property and equipment	(294,142)	(216,859)
Purchase of intangible assets	(105,889)	(24,515)
Net cash used in investing activities of continuing operations	(400,031)	(241,374)

FINANCING ACTIVITIES:
Proceeds from note payable	154,150	183,656
Repayments of note payable	(19,815)	(100,519)
Repayments under line-of-credit	—	(1,194,657)
Repayments of long-term debt	—	(321,359)
Deferred financing costs	—	(123,219)
Proceeds from sale of preferred stock, net	13,876,562	—
Proceeds from issuance of common stock	38,113	1,936,778
Net cash provided by financing activities of continuing operations	14,049,010	380,680

Net cash provided by continuing operations	10,520,465	1,294,280
Cash flows from discontinued operations
Cash provided by operating activities of discontinued operations	375,133	836,944
Net cash provided by discontinued operations	375,133	836,944
Net change in cash and cash equivalents	10,895,598	2,131,224
Cash and cash equivalents, beginning of period	4,492,690	1,186,779
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,388,288	$3,318,003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$(5,051)	$99,136
Cash paid during the period for income taxes, net	$(42,383)	$(750,777)

See accompanying notes.

CAS Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2011

(1)	The Company

CAS Medical Systems, Inc. (the “Company” or “CASMED”) is a medical technology company that develops, manufactures and distributes non-invasive patient monitoring products that are vital to patient care. Our products include the FORE-SIGHT® Absolute Tissue Oximeter and sensors, and our Traditional Monitoring products which include MAXNIBP® blood pressure measurement technology, bedside monitoring products and supplies for neonatal intensive care. These products are designed to provide accurate, non-invasive, biologic measurements that guide healthcare providers to deliver improved patient care. The products are sold by CASMED through its own sales force, via distributors, manufacturers’ representatives and pursuant to original equipment manufacturer (“OEM”) agreements both internationally and in the United States.

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

(3)	Private Placement of Preferred Stock

On June 8, 2011, the Company entered into an investment agreement with a private investor pursuant to which the Company issued on June 9, 2011 (i) 95,500 shares of a newly created series of preferred stock, designated “Series A Convertible Preferred Stock,” par value $0.001 per share which are convertible into authorized but unissued shares of common stock, par value $0.004 per share, of the Company and (ii) 54,500 shares of a newly created series of preferred stock, designated “Series A Exchangeable Preferred Stock,” par value $0.001 per share which are convertible, following stockholder approval, into authorized but unissued shares of common stock, par value $0.004 per share, of the Company. A Special Meeting of the Company’s Stockholders will take place at the Company’s offices on August 22, 2011 for the purposes described above.

The Company received an aggregate cash purchase price of $15,000,000 representing a per-share purchase price of $100 for the Series A Convertible Preferred Stock and $100 for the Series A Exchangeable Preferred Stock. The Company utilized a placement agent to assist in the transaction which was paid a fee of $900,000 plus certain expenses. The Company received net proceeds, after expenses, of $13,876,562.

Series A Convertible Preferred Stock

The shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) issued upon closing are convertible at the option of the holder into common stock at a conversion price of $2.82 (the “Conversion Price”).  The Conversion Price is subject to standard weighted average anti-dilution adjustments subject to limitations under NASDAQ listing rules.

Following the date of issuance, the stated value ($100 per share) of the Series A Preferred Stock will accrete at an annual rate of 7% compounded quarterly.  On an annual basis prior to the third anniversary of the original date of issuance, the holders may elect, pursuant to certain requirements, to receive the following twelve months of accretion in the form of a dividend of 7% per annum, payable quarterly in cash at the holder’s option. After the third anniversary of the closing, such accretion may be made in cash at the Company’s option.  The Series A Preferred Stock is subject to certain default provisions whereby the dividend rate shall be increased by an additional 5% per annum.

After the third anniversary of the original date of issuance, the Company can force conversion of all, and not less than all, of the outstanding Series A Preferred Stock into Company common stock as long as the closing price of our common stock is at least 250% of the Conversion Price, or $7.05 per common share, for at least 20 of the 30 consecutive trading days immediately prior to the conversion and the average daily trading volume is greater than 50,000 shares per day over the 30 consecutive trading days immediately prior to such conversion.  The Company’s ability to cause a conversion is subject to certain other conditions as provided pursuant to the terms of the Series A Preferred Stock.

The Series A Preferred Stock is entitled to a liquidation preference equal to the greater of 100% of the accreted value for each share of Series A Preferred Stock outstanding on the date of a liquidation plus all accrued and unpaid dividends or the amount a holder would have been entitled to had the holder converted the shares of Series A Preferred Stock into common stock immediately prior to the liquidation.  The Series A Preferred Stock will vote together with the common stock as-if-converted on the original date of issuance.  Holders of Series A Preferred Stock are entitled to purchase their pro rata share of additional stock issuances in certain future financings.

Series A Exchangeable Preferred Stock

Prior to approval by the stockholders of the Company, holders of the Series A Exchangeable Preferred Stock will not have any voting rights and the stated value of the Series A Exchangeable Preferred Stock of $100 per share will accrete at an annual rate of 10%, compounded quarterly.  Upon approval by the stockholders of the Company, the Series A Exchangeable Preferred Stock will have substantially identical terms to the Series A Preferred Stock. In the event stockholder approval is not obtained by October 1, 2011, the rate will increase by 2% per fiscal quarter up to a maximum of 20% per annum.  Prior to the third anniversary of the original date of issuance, the holders may elect, pursuant to certain requirements, to receive the accretion in the form of a dividend of 10% per annum (subject to increase as described above), payable quarterly in cash at the holder’s option through the third anniversary of the closing and thereafter at the Company’s option.

Pursuant to the terms of the Series A Preferred Stock and Series A Exchangeable Preferred Stock, a holder must issue a written request to the Company by June 15th 2011, 2012, or 2013 to receive cash dividends for the applicable succeeding four fiscal quarters ended June 30th, September 30th, December 31st, and March 31st and for any period prior to the date of such letter and the original issue date of June 9, 2011. The Company did not receive such a request by June 15, 2011 for the fiscal quarters through March 31, 2012. The Company has accrued $40,852 related to the accretion of the Series A Preferred Stock and $33,306 related to the accretion of the Series A Exchangeable Preferred Stock.

In the event stockholder approval is not obtained and the Series A Exchangeable Preferred Stock is outstanding five years from the date of issuance, the holders shall have the right to require the Company to redeem all or part of the outstanding shares of Series A Exchangeable Preferred Stock for a per share amount in cash as defined by the investment agreement.

(4)	Inventories; Property and Equipment; Intangible and Other Assets

Inventories consist of:

	June 30, 2011	December 31, 2010

Raw materials	$3,503,708	$3,733,550
Work in process	24,318	2,950
Finished goods	922,791	1,076,465
	$4,450,817	$4,812,965

Property and equipment are stated at cost and include FORE-SIGHT cerebral oximetry monitors primarily located at customer sites within the United States. Such equipment is held under a no-cost program whereby customers purchase disposable sensors for use with the Company’s equipment.  The Company retains title to the monitors shipped to its customers under this program. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

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

Intangible and other assets consist of the following:

	June 30,	December 31,
	2011	2010

Patents and other assets	$682,321	$593,166
Patents pending	271,711	254,975
Purchased technology	46,026	46,026
Deferred finance charges	—	170,205
	1,000,058	1,064,372
Accumulated amortization	(306,065)	(412,746)
	$693,993	$651,626

Amortization expense of intangible and other assets for the six months ended June 30, 2011 was $63,523. Estimated amortization expense for the calendar year 2011 is $97,092. Expected amortization expense of intangible and other assets for the next five calendar years follows:

2012	$65,000
2013	51,000
2014	23,000
2015	14,000
2016	14,000
$167,000

The Company reviews its intangibles and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the carrying amounts of its long-lived assets are fully recoverable.

(5)	Principal Products and Services

The Company has categorized its sales of products and services into the following categories:

•	Tissue oximetry monitoring products – includes sales of the FORE-SIGHT cerebral monitors, sensors and accessories.

•	Traditional monitoring products - includes:

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

3)	Supplies and service – includes sales of neonatal intensive care supplies including electrodes and skin temperature probes, and service repair.

(6)	Discontinued Operations

On November 5, 2010, the Company sold certain assets and liabilities related to its Statcorp business unit, which included its blood pressure and infusor cuff product lines, in exchange for $3,200,000 in cash at closing. As provided in the purchase agreement, the aggregate consideration paid to the Company at closing was subject to an adjustment based upon changes in the net working capital of the business as of the closing date relative to a net working capital target. The adjustment resulted in $78,964 of additional consideration paid to the Company. Further, the Company has accrued an earn-out payment from the buyer of $250,000 as of June 30, 2011 as a result of the buyer reaching certain net revenue thresholds in the six-month period following the closing.

The following table represents the financial results of the discontinued operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$0	$1,906,099	$0	$4,292,687
Cost of products sold	0	1,481,353	0	3,566,227
Gross profit	0	424,746	0	726,460
Operating expenses	0	95,530	0	174,404
Interest expense	0	21,880	0	45,947
Other income	314,993	0	375,133	0
Income from discontinued operations before income taxes	314,993	307,336	375,133	506,109
Income tax expense	107,097	107,568	127,545	137,699
Income from discontinued operations	$207,896	$199,768	$247,588	$368,410

Interest expense allocated to discontinued operations in 2010 relates to the Company’s bank term note which was originated to finance the acquisition of the Statcorp business unit in May 2005. The term note was repaid in full commensurate with the sale of the business unit in November 2010.

Income from discontinued operations of $207,896 and $247,588 for the three and six-month periods ended June 30, 2011, respectively, primarily includes a $250,000 earn-out accrued by the Company and fees paid by the buyer for transitional support services provided by the Company. Transitional support services were concluded during the second quarter of 2011.

(7)	Income (Loss) per Common Share Applicable to Common Stockholders

Basic earnings (loss) per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if common stock equivalents such as unvested restricted common shares, outstanding warrants and options or convertible preferred stock were exercised or converted into common stock.  For all periods reported, the Company incurred net losses from continuing operations.  Therefore, for each period reported, diluted loss per share is equal to basic loss per share because the effect of including such common stock equivalents or other securities would have been anti-dilutive.

At June 30, 2011, stock options and warrants to purchase 463,000 and 889,401, shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. On an as-converted basis, 3,546,099 shares of common stock pertaining to the private placement of 95,500 shares of Series A convertible preferred stock issued on June 9, 2011 were also excluded as they would have been anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Loss from continuing operations	$(1,547,902)	$(192,096)	$(2,793,525)	$(153,216)
Preferred stock dividends	74,158	—	74,158	—
Loss from continuing operations applicable to common stockholders	(1,622,060)	(192,096)	(2,867,683)	(153,216)
Income from discontinued operations	207,896	199,768	247,588	368,410
Net (loss) income applicable to common stockholders	$(1,414,164)	$7,672	$(2,620,095)	$215,194

Weighted average shares outstanding, net of unvested restricted common shares –used to compute basic and diluted income (loss) per share applicable to common stockholders	13,086,493	11,617,719	13,048,845	11,480,541

(8)	Stock Compensation Expense and Share-based Payment Plans

Stock compensation expense was $210,308 and $63,766, and $420,497 and $83,033 for the three and six-month periods ended June 30, 2011 and 2010, respectively.  Stock compensation for the six months ended June 30, 2010 includes a forfeiture adjustment of ($48,619).

As of June 30, 2011, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,915,452.  Such amount, net of estimated forfeitures, will be recognized in operations through the first quarter of 2015.

The following table summarizes the Company’s stock option information as of and for the six-month period ended June 30, 2011:

	Option	Weighted-Average	Aggregate Intrinsic	Weighted-Average Contractual Life Remaining in
	Shares	Exercise Price	Value (1)	Years

Outstanding at December 31, 2010	935,875	$2.29	$877,788	7.0
Granted	240,000	3.05
Cancelled	(20,000)	2.30
Exercised	(40,550)	0.83
Outstanding at June 30, 2011	1,115,325	$2.51	$559,255	7.4
Exercisable at June 30, 2011	410,243	$2.38	$270,856	4.2
Vested and expected to vest at June 30, 2011	991,088	$2.51	$540,590	7.4

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

On June 8, 2011, at the Company’s annual meeting of stockholders, the CAS Medical Systems, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) was approved by its stockholders. The 2011 Plan provides for the availability of a maximum of 1,000,000 shares of the Company’s common stock, with a maximum of 500,000 shares available for issuance with respect to awards of restricted stock and restricted stock units. As of June 30, 2011, 77,168 shares of common stock remained available for issuance under the Company’s 2003 Equity Incentive Plan.

During the six months ended June 30, 2011, stock options for 200,000 shares of common stock were granted to our employees including an inducement stock option grant of 150,000 shares issued to our Vice President of Sales and Marketing commensurate with the start of his employment with our Company on January 7, 2011 and a stock option grant for 50,000 shares issued to our Chief Financial Officer. Stock options for 20,000 shares each were issued to two new members of the board of directors who were appointed on June 9, 2011 in connection with the private placement of shares of our Series A Preferred Stock and Series A Exchangeable Preferred Stock. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected stock price volatility of 93%, a weighted average expected option life of 4.5 years, an average risk-free interest rate of 3.3% and a 0.0% average dividend yield. The weighted average fair value of the stock options granted during the six months ended June 30, 2011 was $2.13 per share. The stock options contain various vesting formulas however they generally vest over a three to four year period.

Restricted stock granted to employees vests typically over a period of not less than three years while restricted stock granted to members of the board of directors vests ratably over twelve months from date of grant. During the six months ended June 30, 2011, 83,718 shares of restricted common stock were granted including 50,000 shares  to executive officers of the Company and 23,718 shares to outside members of the board of directors. Those awards included an inducement restricted stock grant of 25,000 shares issued to our Vice President of Global Sales and Marketing commensurate with the start of his employment and a restricted stock grant for 25,000 shares issued to our Chief Financial Officer. As of June 30, 2011, 489,256 restricted shares issued to employees and members of the board of directors remain issued and non-vested.

A summary of the restricted shares outstanding and changes for the relevant periods follow:

	Six Months Ended June 30, 2011	Weighted Average Grant Date Fair-Value	Twelve Months Ended December 31, 2010	Weighted Average Grant Date Fair-Value

Outstanding at beginning of period	484,070	$1.87	190,265	$2.56
Granted	83,718	2.95	451,222	2.04
Cancelled	(4,334)	2.04	(18,501)	1.85
Vested	(74,198)	2.00	(138,916)	2.56
Outstanding at end of period	489,256	$2.22	484,070	$1.87

(9)	Financing Arrangements and Liquidity

The Company’s line-of-credit agreement, as amended, with its bank lender expired on April 1, 2011. The Company elected not to renew the line-of credit.

(10)	Income Taxes

The Company does not expect to record taxable income during its 2011 fiscal year. Further, income tax benefits that may be generated during 2011 would be offset by a deferred income tax asset valuation allowance. Management established the valuation allowance at December 31, 2009 as a result of then recent cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets concluding that a full valuation allowance is warranted. As of June 30, 2011, the deferred income tax asset valuation allowance balance was $2,422,407.

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

Results of Operations

For the three months ended June 30, 2011, the Company reported a net loss applicable to common stockholders of $1,414,000, or ($0.11) per basic and diluted common share, compared to net income applicable to common stockholders of $8,000, or $0.00 per basic and diluted common share, for the three months ended June 30, 2010. The loss from continuing operations was $1,548,000, or ($0.12) per basic and diluted common share, compared to a loss from continuing operations of $192,000, or ($0.02) per basic and diluted common share, reported for the three months ended June 30, 2010. Income from discontinued operations was $208,000 or $0.01 per basic and diluted common share for the three months ended June 30, 2011 compared to income from discontinued operations of $200,000, or $0.02 per basic and diluted common share, for the same period of the prior year.

The Company generated revenues of $5,717,000 for the three months ended June 30, 2011, a decrease of $601,000, or 10%, compared to revenues of $6,318,000 for the three months ended June 30, 2010.  The following table provides information with respect to revenues by major category:

($000’s)	Three Months Ended	Three Months Ended	Increase/
	June 30, 2011	June 30, 2010	(Decrease)

Traditional Vital Signs Monitoring	$3,926	$4,722	$(796)
Tissue Oximetry Monitoring	1,774	1,367	407
	5,700	6,089	(389)
Discontinued Products – Apnea/Analogic	17	229	(212)
	$5,717	$6,318	$(601)

Domestic Sales	$4,183	$4,238	$(55)
International Sales	1,534	2,080	(546)
	$5,717	$6,318	$(601)

Traditional vital signs monitoring product revenues for the three months ended June 30, 2011 decreased $796,000, or 17%, to $3,926,000 from $4,722,000 reported for the same period in the prior year. The decrease was associated with reductions in worldwide sales of the Company’s vital signs monitors and its MAXNIBP® technology.

Tissue oximetry product revenues of $1,774,000 for the three months ended June 30, 2011 were 30%, or $407,000, above the $1,367,000 reported for the same period in the prior year led by increases in domestic tissue oximetry sales. As of June 30, 2011, the Company’s worldwide installed base of oximetry monitors was 480 units, an increase of 53% above the installed based as June 30, 2010. Details of tissue oximetry sales are as follows:

($000’s)	Three Months Ended	Three Months Ended	Increase/
	June 30, 2011	June 30, 2010	(Decrease)

Sensor Sales	$1,184	$1,061	$123
Monitors and Accessories Sales	590	306	284
	$1,774	$1,367	$407

Domestic Sales	$1,077	$694	$383
International Sales	697	673	24
	$1,774	$1,367	$407

Worldwide tissue oximetry sensor sales were $1,184,000, an increase of $123,000, or 12%, over worldwide sensor sales of $1,061,000 recorded for the second quarter of 2010. Sensor sales were led by a 50% increase in domestic sensor sales. Worldwide sales of monitors and accessories increased $284,000 to $590,000 from $306,000 reported for the second quarter of 2010. Sales during this period were led by international demand for Fore-Sight monitors. Domestic tissue oximetry product sales were $1,077,000 which represented an increase of $383,000, or 55%, over the $694,000 recorded for the second quarter of 2010. International tissue oximetry product sales were $697,000, up 4% over the second quarter of 2010.

Sales of all products to the U.S. market accounted for $4,183,000 or 73% of the total revenues reported for the three months ended June 30, 2011, a decrease of $55,000 or 1% from the $4,238,000 of sales reported for the three months ended June 30, 2010. Sales were led by a 55% increase in U.S. tissue oximetry sales partially offset by reductions in OEM technology sales. International sales of all products accounted for $1,534,000, or 27%, of the total revenues reported for the three months ended June 30, 2011, a decrease of $546,000, or 26%, from the $2,080,000 reported for the same period of the prior year. Decreases in international sales occurred in traditional monitoring products.

For the six months ended June 30, 2011, the Company reported a net loss applicable to common stockholders of $2,620,000, or $(0.20) per basic and diluted common share, compared to net income applicable to common stockholders of $215,000, or $0.02 per basic and diluted common share, for the six months ended June 30, 2010. The loss from continuing operations was $2,794,000, or ($0.22) per basic and diluted common share, compared to a loss from continuing operations of $153,000, or ($0.01) per basic and diluted common share, reported for the six months ended June 30, 2010. Income from discontinued operations was $248,000, or $0.02 per basic and diluted common share, for the six months ended June 30, 2011 compared to income from discontinued operations of $368,000, or $0.03 per basic and diluted common share, for the same period of the prior year.

The Company generated revenues of $11,360,000 for the six months ended June 30, 2011, a decrease of

$1,067,000 or 9%, compared to revenues of $12,427,000 for the six months ended June 30, 2010.  The following table provides information with respect to revenues by major category:

($000’s)	Six Months Ended	Six Months Ended	Increase/
	June 30, 2011	June 30, 2010	(Decrease)

Traditional Vital Signs Monitoring	$7,978	$9,303	$(1,325)
Tissue Oximetry Monitoring	3,337	2,732	605
	11,315	12,035	(720)
Discontinued Products – Apnea/Analogic	45	392	(347)
	$11,360	$12,427	$(1,067)

Domestic Sales	$8,241	$8,178	$63
International Sales	3,119	4,249	(1,130)
	$11,360	$12,427	$(1,067)

Traditional vital signs monitoring product revenues for the six months ended June 30, 2011 decreased $1,325,000 or 14% to $7,978,000 from $9,303,000 reported for the same period in the prior year. The decrease was primarily associated with reductions in sales of the Company’s MAXNIBP technology.

Tissue oximetry product revenues of $3,337,000 for the six months ended June 30, 2011 were 22% or $605,000 above the $2,732,000 reported for the same period in the prior year primarily due to increases in domestic tissue oximetry sales. Details of tissue oximetry sales are as follows:

($000’s)	Six Months Ended	Six Months Ended	Increase/
	June 30, 2011	June 30, 2010	(Decrease)

Sensor Sales	$2,354	$1,800	$554
Monitors and Accessories Sales	983	932	51
	$3,337	$2,732	$605

Domestic Sales	$2,004	$1,386	$618
International Sales	1,333	1,346	(13)
	$3,337	$2,732	$605

Worldwide tissue oximetry sensor sales were $2,354,000, an increase of $554,000, or 31%, over worldwide sensor sales of $1,800,000 recorded for the first six months of 2010. Worldwide sales of monitors and accessories increased $51,000 to $983,000 from $932,000 reported for the first six months of 2010. Domestic tissue oximetry product sales were $2,004,000, increasing $618,000, or 45%, over the $1,386,000 recorded for the first six months of 2010. International tissue oximetry product sales were $1,333,000.

Sales of all products to the U.S. market accounted for $8,241,000, or 73%, of the total revenues reported for the six months ended June 30, 2011, an increase of $63,000 from the $8,178,000 of sales reported for the six months ended June 30, 2010. Sales were led by a 45% increase in U.S. tissue oximetry sales offset by reductions in sales of traditional monitoring products. International sales of all products accounted for $3,119,000, or 27%, of the total revenues reported for the six months ended June 30, 2011, a decrease of $1,130,000, or 27%, from the $4,249,000 reported for the same period of the prior year.

Cost of sales was $3,592,000 or 62.8% of revenues for the three months ended June 30, 2011 compared to $3,585,000, or 56.7%, for the same period in the prior year. Cost of sales was $7,100,000, or 62.5%, for the six months ended June 30, 2011 compared to $7,039,000, or 56.6%, for the six months ended June 30, 2010.

Unfavorable product mix driven by lower OEM technology sales and warranty costs were primarily responsible for the increased cost of sales as a percentage of sales for both the three and six month-ended periods ended June 30, 2011.

Total operating expenses for the three months ended June 30, 2011 increased $734,000, or 24%, to $3,783,000 from $3,049,000 for the three months ended June 30, 2010. Operating expenses for the first six months of 2011 increased $1,554,000, or 28%, to $7,186,000 from $5,632,000 for the first six months of 2010. Operating expenses increased as expected over 2010 levels as a result of planned increases in R&D expenditures and incremental sales and marketing costs related to expansion of sales management and field sales personnel for the Company’s tissue oximetry product line.

Research and development expenses increased $340,000, or 73%, to $805,000 for the three months ended June 30, 2011 compared to $465,000 for the three months ended June 30, 2010. R&D expenses for the six months ended     June 30, 2011 increased $589,000, or 63%, to $1,518,000 from $929,000 for the six months ended June 30, 2010. The increase for both periods resulted from additional salaries and related fringe benefits due to personnel additions affected during the fourth quarter of 2010, increased project costs and clinical research efforts.  The increases in R&D spending are consistent with the Company’s plans. Further increases are expected during the remainder of fiscal 2011 to in order to support the Company’s various R&D objectives.

For the six months ended June 30, 2011, R&D expenses were partially supported by reimbursements from the National Institutes of Health (“NIH”) pertaining to the Company’s Near-Infrared Spectroscopy (“NIRS”) technology. NIH reimbursements totaled $289,000 for the six months ended June 30, 2011 compared to $247,000 for the six months ended June 30, 2010. As of June, 2011, a maximum of approximately $400,000 remains available under the $2.8 million multi-year NIH award received in 2007.

Selling, general and administrative (“S,G&A”) expenses increased $394,000, or 15%, to $2,978,000 for the three months ended June 30, 2011 compared to $2,584,000 for the three months ended June 30, 2010. S,G&A expenses increased $965,000, or 21%, to $5,669,000 for the six months ended June 30, 2011 from $4,704,000 for the same six month period of the prior year. The increases in S,G&A for both the three and six month periods ended June 30, 2011 were primarily related to field sales expenses, recruitment and relocation expenses, stock compensation amortization and accrued incentive costs which were partially offset by reduced legal expenses.

Other (income)/expense improved to $5,000 of income for the six months ended June 30, 2011 compared to $48,000 of expense for the six months ended June 30, 2010. The prior year expenses were related to interest charges on the Company’s bank debt.

The income tax benefit was $128,000 for continuing operations for the first six months of 2011. Such benefit was offset by related income tax expense for discontinued operations. The Company does not expect to record taxable income during its 2011 fiscal year. Income tax benefits that may be generated during 2011 would be offset by a deferred income tax asset valuation allowance. Management established the valuation allowance as of December 31, 2009 as a result of then recent cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets concluding that a full valuation allowance is warranted. As of June 30, 2011, the deferred income tax asset valuation allowance balance was $2,422,000.

Financial Condition, Liquidity and Capital Resources

On June 8, 2011, the Company entered into an investment agreement (the “Agreement”) with a private investor pursuant to which the Company issued on June 9, 2011 (i) 95,500 shares of a newly created series of preferred stock, designated “Series A Convertible Preferred Stock,” par value $0.001 per share (the “Series A Preferred Stock”), which are convertible into authorized but unissued shares of common stock, par value $0.004 per share, of the Company and (ii) 54,500 shares of a newly created series of preferred stock, designated “Series A

Exchangeable Preferred Stock,” par value $0.001 per share (the “Series A Exchangeable Preferred Stock”) which are convertible, following stockholder approval, into authorized but unissued shares of common stock, par value $0.004 per share, of the Company. The Company received an aggregate cash purchase price of $15.0 million representing a per-share purchase price of $100 for the Series A Preferred Stock and $100 for the Series A Exchangeable Preferred Stock. The Company utilized a placement agent to assist in the transaction which was paid a fee of $900,000 plus certain expenses. The Company received net proceeds, after expenses, of $13,877,000.

At June 30, 2011, the Company's cash and cash equivalents totaled $15,388,000 compared to $4,493,000 at December 31, 2010. Working capital increased $11,776,000 to $20,819,000 at June 30, 2011 from $9,043,000 on December 31, 2010.  The Company’s current ratio increased to 8.48 to 1 from 3.83 to 1.

Cash used in continuing operations for the six months ended June 30, 2011 was $3,129,000 compared to cash provided by operations of $1,155,000 for the same period in the prior year. Losses from continuing operations before depreciation, amortization, stock compensation expenses and deferred income taxes, increases in accounts receivable and decreases in accounts payable and accrued expenses were primarily responsible for the cash used by continuing operations. Cash provided by operations of $1,155,000 for the six months ended June 30, 2010 resulted primarily from income from continuing operations before depreciation, amortization and stock compensation expenses, reductions in inventory and increases in accounts payable and accrued expenses, partially offset by increases in accounts receivable.

Cash used in investing activities was $400,000 for the six months ended June 30, 2011 compared to cash used in investing activities of $241,000 for the same period in the prior year. Expenditures for property and equipment of $294,000 for the six months ended June 30, 2011 were driven by Fore-Sight cerebral oximeter customer placements and demonstration equipment requirements. Purchases of intangible assets of $106,000 for the first six months of 2011 primarily represent translation costs.

Cash provided by financing activities of continuing operations for the six months ended June 30, 2011 was $14,049,000 compared to cash provided by financing activities of $381,000 for the first six months of the prior year. The private placement of shares of our Series A Preferred Stock and Series A Exchangeable Preferred Stock accounted for $13,877,000 of the cash provided by financing activities. During the second quarter of 2011, the Company also financed certain of its insurance requirements under a short-term note payable. During the six months ended June 30, 2010, the Company raised approximately $1,937,000 of net proceeds from a non-brokered placement of its preferred stock, repaid $1,195,000 against its bank line-of-credit and repaid $422,000 toward its long-term debt and insurance note payable.  Deferred financing costs of $123,000 were associated with the Company’s bank debt refinancing completed during March 2010.

Our 2011 business plans call for additional discretionary expenditures primarily to increase our efforts to develop and market our Fore-Sight tissue oximetry technology. Those business plans are to be funded from our current cash on hand which is expected to be sufficient to finance our operations for the next twelve months.

Cash flows may be influenced by a number of factors, including changing market conditions, market acceptance of the Fore-Sight system, and the loss of one or more key customers.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the condensed consolidated financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company’s critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation, and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company’s critical accounting policies and estimates, see Item 7 and Note 2 to the financial statements included in the Company’s

Form 10-K for the year ended December 31, 2010.  There were no significant changes in critical accounting policies and estimates during the six months ended June 30, 2011.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company at times has certain exposures to market risk related to changes in interest rates.  The Company’s line-of-credit agreement with its bank lender expired on April 1, 2011. The Company elected not to renew the line-of credit. The Company holds no derivative securities for trading or other purposes and is not subject in any material respect to currency or other commodity risk.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2011. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 6.   EXHIBITS

3.1	Certificate of Incorporation, as amended through June 8, 2011.

10.1	Investment Agreement, dated June 8, 2011, among CAS Medical Systems, Inc. and the several Purchasers named therein (Incorporated by reference to the Company’s Form 8-K filed on June 13, 2011)

10.2	Registration Rights Agreement, dated June 9, 2011, among CAS Medical Systems, Inc. and the several Purchasers named therein (Incorporated by reference to the Company’s Form 8-K filed on June 13, 2011)

10.3
Form of Indemnification Agreement, dated June 9, 2011, between CAS Medical Systems, Inc. and the individual members of the Board of Directors of CAS Medical Systems, Inc. (Incorporated by reference to the Company’s Form 8-K filed on June 13, 2011)

10.4	CAS Medical Systems, Inc. 2011 Equity Incentive Plan (Incorporated by reference to the Company’s proxy statement filed on April 26, 2011)

31.1	Certification pursuant to Rule 13a-14(a) of Thomas M. Patton, President and Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) of Jeffery A. Baird, Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350 of Periodic Financial Report of Thomas M. Patton, President and Chief Executive Officer and Jeffery A. Baird, Chief Financial Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: August 12, 2011
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: August 12, 2011
By: Jeffery A. Baird
Chief Financial Officer