Form 10-K
period 2011-12-31
CAS MEDICAL SYSTEMS INC
filed 2012-03-27
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

As of June 30, 2011, which is the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $27,918,000 based on the closing price as reported on the NASDAQ Global Market.  This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of March 23, 2012, there were 13,619,612 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 20, 2012 are incorporated by reference in Part III of this Report.  Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Form 10-K.

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

Item 1. Business

Overview

We are a medical technology company that develops, manufactures and markets non-invasive patient monitoring products that are vital to patient care. Our products include the FORE-SIGHT® Absolute Tissue Oximeter and sensors, and our Traditional Monitoring products which include MAXNIBP® blood pressure measurement technology, bedside monitoring products, and neonatal vital signs supplies. These products are designed to provide accurate, non-invasive, biologic measurements that guide clinicians to provide better patient care.

We believe that our FORE-SIGHT Absolute Tissue Oximeter places CASMED in a unique position to expand the clinical application for monitoring tissue oxygenation. Standard non-invasive parameters such as pulse oximetry and blood pressure only provide surrogate markers of tissue oxygen delivery.  The indirect nature of these parameters forces clinicians to infer the adequacy of oxygenation in vital organs.  However, data convincingly show that clinician estimation of cerebral oxygenation often does not correlate with actual tissue oxygenation levels and that potentially dangerous cerebral hypoxia often goes unrecognized.  Therefore, direct monitoring of cerebral oxygenation provides a unique and powerful tool that allows clinicians to recognize and treat potentially dangerous tissue hypoxia to avoid adverse clinical outcomes.

As clinician education and experience demonstrates that use of cerebral and tissue oximetry improves patient care, we believe that the market for these monitors will continue to expand at attractive rates.  We believe the FORE-SIGHT Absolute Tissue Oximeter provides the most accurate and reliable readings and is well-positioned to compete in that expanding market.  In 2011, worldwide revenues of FORE-SIGHT products grew 22% over the prior year to $6.3 million, driven by a 40% increase in the sale of FORE-SIGHT sensors in the U.S.

Strategy

The past 18 months have been transformative for CASMED.  We believe that the FORE-SIGHT monitoring franchise has material growth potential.   Beginning with the appointment of Thomas Patton as

the President and CEO in August 2010, the Company has taken significant steps to capitalize on that opportunity.  In addition, the Company continues to actively manage its Traditional Monitoring product segment with the goal of returning that segment to growth.

Specifically, our strategy consists of three primary elements:

•
Focus on FORE-SIGHT – Given the unique clinical value of FORE-SIGHT and its position as a best-in-class cerebral oximeter in an expanding market, we believe that substantial investment in the FORE-SIGHT opportunity is warranted.  Therefore, we have committed significant resources and focus to expand, upgrade and revitalize our FORE-SIGHT selling organization, to increase our marketing and clinical support and to support research that demonstrates the clinical value of cerebral oximetry.  We are also engaged in a major research and development initiative to launch a second generation FORE-SIGHT product that will improve the functionality of the monitor, lower manufacturing costs and meet the changing expectations of our customers.

•
Rejuvenate our Traditional Monitoring Products –  We have also commenced efforts to rejuvenate our Traditional Monitoring products with a focused effort to actively manage and upgrade the sale and distribution of those products while we expend measured resources to develop a new non-invasive blood pressure solution and an upgraded and refreshed vital signs monitor.

•
Rationalize our Business Lines–  We have  rationalized our product offerings to concentrate on those that provide the best opportunities for growth.  In 2010, we divested our Statcorp blood pressure cuff business unit and transitioned out of our sleep apnea product line.

Over the last 18 months, specific accomplishments included:

•
The Company appointed Thomas M. Patton as President and CEO and as a Director of the Company in August 2010. Mr. Patton is a seasoned executive in the medical products field with a broad range of operational and strategic experience from start-ups to growth companies, both public and private.

•
In November 2010, the Company sold its non-strategic Statcorp business unit which included its blood pressure cuff and rapid infusor cuff product lines for $3.2 million in cash, plus an earn out payment of $250,000 realized during mid-2011.  The proceeds from this transaction were used to retire the Company’s bank debt and for working capital (investments) purposes.

•
Throughout 2010 and 2011, the Company successfully rebuilt and reorganized its executive management team.  New appointments were made to the following positions:  Director of Research and Development (December 2010); V.P. of Global Sales and Marketing (January 2011); Director of US FORE-SIGHT Sales (July 2011); Director of Marketing (October 2011); Director of Monitoring Solutions (December 2011) and Chief Medical Officer (January 2012).

•
In June 2011, the Company completed a financing transaction by selling convertible preferred stock to Thomas, McNerney and Partners.  That transaction netted the Company approximately $13.8 million and provided substantial working capital to allow the business to invest in its growth strategy.  Coincident with that transaction, the Company replaced two if its long serving Board members with representatives from Thomas, McNerney.

•
Throughout the year, the Company expanded and upgraded its FORE-SIGHT domestic field selling organization of direct sales representatives, manufacturer’s reps, and clinical specialists to 47 people at year end 2011, up from 26 at year-end 2010.

•
The Company continued to build on the base of clinical evidence for FORE-SIGHT.  As of February 2012, there were 175 publications demonstrating the performance of FORE-SIGHT monitoring including 49 publications added in 2011, and another 19 added in the first two months of 2012.  Key among those publications were:

o	“Noninvasive Cerebral Oxygenation May Predict Outcome in Patients Undergoing Aortic Arch
        Surgery”, Fischer, GW et.al., Mount Sinai School of Medicine, New York, NY, J.Thor CV Surgery
        2011 141(3):815-21.
                 The authors monitored 30 patients under-going aortic arch surgery and found “decreased cerebral oxygenation values were associated with major complications, prolonged post-operative mechanical ventilation and prolonged ICU and hospital LOS [length of stay]” and that the likelihood of poor outcomes increased as patients experienced longer periods of time under lower absolute threshold cerebral oximetry values.

o	“The Incidence of Cerebral Desaturation Events in the Intensive Care Unit (ICU) Following Cardiac
         Surgery”,  Greenberg SB, Garcia A, Fasanella R, Murphy G, Szokol J, Vender J.,  North Shore
         University Health System, Evanston IL (ASA #A1454).
                 This study of 40 high risk cardiac patients, was the first to demonstrate a high frequency of cerebral desaturation events in the immediate post-operative period.  Patients with desatur-
                 ations were more likely to die, and more likely to develop post-operative nausea and vomiting.

o	“Validation of the FORE_SIGHT Tissue Oximeter for Measurement of Somatic Oxygenation in
         Children”,  Kussman B, Laussen P, Benni P, McElhinney D, McGowan F.,  Children’s Hospital
         Boston and Harvard Medical School, Boston, MA (ASA #LBC01).
                 This abstract presented validation data for the FORE-SIGHT Oximeter on the flank (lower back) of 65 newborns and children.  This study compared FORE-SIGHT readings against blood samples drawn from invasive catheters and showed a high degree of FORE-SIGHT accuracy against the standard.

o	“Performance of 5 Cerebral Oximeters during Hypoxia in Health Volunteers,” Bickler PE, Feiner JR,
          Eilers H, Rollins M., University of California, San Francisco, San Francisco, CA (ASA #LBT07).
                 This study showed FORE-SIGHT Absolute Oximeter had the greatest precision and accuracy of all monitors tested.  This study is the first to compare accuracy performance of multiple cerebral oximeters on the same group of subjects using the same methods.

•	The world-wide installed base of FORE-SIGHT monitors increased 40% to 549 as of December 31, 2011.

•	World-wide FORE-SIGHT disposable sensor revenues increased 37% for 2011.

Description of Products and Services

The Company reports two categories of revenue within one reportable business unit.

•	Tissue Oximetry Monitoring – includes sales of the Company’s FORE-SIGHT Absolute Tissue Oximeter monitors, sensors and accessories.

•
Traditional Monitoring – includes sales of the Company’s traditional vital signs products and services including:  (i) sales to Original Equipment Manufacturers (“OEM”) of the Company’s proprietary non-invasive blood pressure technology (MAXNIBP®) for inclusion in the OEM customer’s own multi-parameter monitors; (ii) bedside vital signs monitors and accessories incorporating various combinations of measurement parameters for both human and veterinary use such as MAXNIBP non-invasive blood pressure, pulse oximetry, electrocardiography (ECG), temperature, and capnography (CO² measurements); (iii) neonatal intensive care vital signs supplies including electrodes and skin temperature probes; and (iv) service repair.

Tissue Oximetry Monitoring

CASMED’s FORE-SIGHT Absolute Oximeter technology provides a simple, noninvasive, quantitative measurement of oxygenation in cerebral tissue.  The percentage saturation of cerebral hemoglobin with oxygen is obtained by placing a sensor on both the right and the left side of the patient’s forehead. The FORE-SIGHT sensors emit four different wavelengths of light that harmlessly penetrate into the cerebral tissue and are reflected back to photo-detectors in the same sensor.  An exclusive algorithm then determines the percentage of hemoglobin that is saturated with oxygen in the blood of the brain tissue underlying each sensor. Through these proprietary and patented processes, FORE-SIGHT provides clinicians with an accurate, absolute numerical measure of the tissue oxygenation.  FORE-SIGHT can also be used to monitor the oxygenation of other tissues such as muscle and abdominal tissues in newborns weighing less than 4 kilograms.

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

•
CASMED’s FORE-SIGHT monitors emit four wavelengths of light, permitting an increased level of signal acquisition and thereby providing sufficient data to solve for other optical variables in the tissue sample, such as melanin in the skin, that would otherwise interfere with hemoglobin signals.

•
CASMED’s FORE-SIGHT sensors are designed with a preferred geometry, maximizing the distance between the light source and the farthest photo-detector, thereby providing a light pathway that penetrates deeper into the tissue giving a greater tissue sample for interrogation.

•
CASMED’s FORE-SIGHT monitors permit the clinician to enter age and weight parameters of the patients.   These factors are considered by our algorithm when interpreting signal variables that are affected by those parameters such as skull shape and composition.

•	CASMED’s FORE-SIGHT patented algorithm utilizes a combination of patented and other methods to sort out optical signals created by non-critical background tissue.

Our competitor’s monitors that provide trend-based values differ significantly from the FORE-SIGHT Oximeter which provides absolute values.  Trend-based monitors rely upon a baseline measurement from which a declination of some percentage is then considered to be an actionable “desaturation” event.  However, the baseline presumes the patient’s oxygenation levels are not already compromised by the introduction of anesthesia, inspired oxygen, existing cardiovascular disease, compromised physiology or other confounding factors.  Therefore, in those instances where a patient is already ill, is already being treated, or for which a single “spot check” value is sought, a valid baseline measurement may not be available.

With FORE-SIGHT’s absolute tissue oxygenation measurement, clinicians can have confidence that the value displayed is a more accurate value of the actual tissue oxygenation and can signal clinical interventions once a predetermined absolute threshold is reached (for example if the oxygen saturation levels drop below an absolute value of 60%).

We believe our FORE-SIGHT oximeter helps clinicians solve a serious deficit in the care of many critical care patients.  Unrecognized and dangerous desaturation events occur with much greater frequency than previously known, and can only be identified with the direct measurement that tissue oximeters provide.  Given this evidence, we believe our best-in-class FORE-SIGHT technology continues to gain clinical adoption and is well-positioned in the market for significant future growth.

The Need for Tissue Oxygenation Monitoring

Oxygen is necessary to keep cells viable.  The brain has a very high metabolic rate, consuming approximately 20% of the body’s oxygen at rest.  It is thus the organ that is least resistant to oxygen deprivation. Lack of sufficient oxygenation in the brain can rapidly cause neurologic dysfunction leading to cardiovascular collapse.  Cell death  in the brain causes neurologic injury such as cognitive impairment, stroke, paralysis, coma and/or hypoxic encephalopathy.  Frequently these injuries result in severe morbidity or even death. Dangerous deficits in brain hemoglobin saturation (reflecting decreased brain oxygen levels) are termed “desaturation events” because the hemoglobin of the blood is no longer sufficiently “saturated” with oxygen molecules.  Desaturations can be caused by many factors.  The brain responds to insufficient levels of oxygen by increasing ventilation, cardiac output, and blood pressure in order to increase oxygen delivery.  It also vasodilates to increase brain blood flow.  This biologic process is called “auto-regulation.”  However, auto-regulation is compromised by illness, surgical intervention, trauma, and anesthesia, and neonates and children have immature auto-regulation capabilities.

Inadequate oxygen delivery to the brain can be caused by:

•	Hypoxemia: a decrease of hemoglobin oxygen saturation in arterial blood (inadequate oxygenation of the supply).

•	Ischemia: a decrease in blood flow to the brain caused by inadequate cardiac output, occlusion of cerebral vessels, or increased intracranial pressure (inadequate volume of supply).

•	Anemia: a decrease in the concentration of red blood cells in the blood (inadequate oxygen carrying capacity).

Oxygen delivery must also match oxygen consumption related to the metabolic rate of the brain.

Most conventional monitoring is ultimately employed to assure an adequate balance between oxygen supply and demand.  Reliably measuring the impact of complicated interactions among factors affecting cerebral oxygenation requires unacceptably invasive techniques.   Standard parameters such as pulse oximetry, heart rate and blood pressure determinations, capnometry and cardiac output assessment, each provide only indirect predictions of cerebral oxygenation.  From that information a clinician can only infer that a patient’s brain inadequately oxygenated. Data from cerebral oximetry convincingly shows that the estimations clinicians make about cerebral oxygenation based solely on these indirect measures are frequently wrong, and that threatening cerebral desaturation events occur without recognition.   Thus, in many acute care settings such as surgery, intensive care and other critical care environments, patients are exposed to potentially damaging cerebral hypoxia that could likely be prevented if recognized.

Following is a table that details various observational studies that show the percentage of patients who suffered from cerebral desaturation events (CDEs) as variously defined in each publication:

Incidence Of CDEs	Procedure	Citation
73%	Aortic arch surgery	Fischer GW, et.al. Noninvasive cerebral oxygenation may predict outcome in patients undergoing aortic arch surgery. J Thorac Cardiovasc Surg. 2011;141(3):815-21.
60%	Cardiac Surgery	Fedorow C, Grocott HP. Cerebral monitoring to optimize outcomes after cardiac surgery. Curr Opin Anaesthesiol. 2010 Feb;23(1):89-94.
25% with shunts 3.9% without	Carotid Endarderectomy	DeNaeyer S, et.al. Non-invasive absolute cerebral oximetry and intraluminal shunting during carotid endarterectomy. Presented at American Society of Anesthesiologists Annual Meeting 2010 # A398.
45.9± 134 (min-%)	EP Lab	Miller MA,et.al. Activation and entrainment mapping of hemodynamically unstable ventricular tachycardia using a percutaneous left ventricular assist device. J Am Coll Cardiol. 2011; 58(13):1363-71.
26%	General Abdominal Surgery, Elderly	Casati A, et.al. Monitoring cerebral oxygen saturation in elderly patients undergoing general abdominal surgery: a prospective cohort study. Eur J Anaesthesiol. 2007 Jan;24(1):59-65. Epub 2006 Jul 7.

50%	ICU, Post-cardiac surgery
Greenberg SB,et.al. The Incidence of cerebral oxygen desaturation event in the intensive care unit (ICU) following cardiac surgery. Presented at American Society of Anesthesiologists Annual Meeting 2011 #A1454.

18%	Craniotomy from acute intracerebral bleeding	Dylst D,et.al.Monitoring of absolute cerebral oxygen saturation during craniotomy for acute intracerebral bleeding. Eur J Anaesthesiol 2009; 26 (Suppl 45): 7AP5-6.
80%	Shoulder surgery- beach chair position
Murphy GS,et.al. Cerebral oxygen desaturation events assessed by near-infrared spectroscopy during shoulder arthroscopy in the beach chair and lateral decubitus positions. Anesth Analg 2010; 111(20: 496-5.

36%	Spine surgery in prone position
Hemmerling, Thomas M., et.al. Decrease of Cerebral Oxygen Saturation in Prone Position During Spine Surgery Measured by Absolute Cerebral Oximetry Presented at American Society of Anesthesiologists Annual Meeting 2010 #LB07.

56%≤65% 10% < 55%	Thoracic Surgery	Kazan R, et.al. Reduced cerebral oxygen saturation measured by absolute cerebral oximetry during thoracic surgery correlates with postoperative complications. Br J Anaesth. 2009; 103(6):811-16.

This growing body of clinical evidence substantiates the premise that cerebral oximetry with FORE-SIGHT offers valuable insight to clinicians during the management of critical care patients which could permit them to increase safety and improve clinical outcomes.

The Market for Tissue Oximetry

Cerebral desaturation events occur with much greater frequency than previously believed (see above references). Desaturation events have been recorded during abdominal surgery, open heart procedures, orthopedic procedures and heart catheterization procedures, among others.  This list will certainly grow as more patient groups are evaluated.  In the U.S. alone, cerebral monitoring could safeguard millions of patients undergoing surgical procedures each year.  Desaturation events have also been recorded during monitoring of neonates, pediatric patients, and adults in the ICU, expanding the market opportunity even further.

While we believe the eventual addressable market for tissue oximetry could someday be as large as $1 billion, we estimate current total world-wide annual revenues from the sale of tissue oximetry to be approximately $75 million to $85 million.  Given the broad potential applicability of this parameter, and the small current rate of market penetration, we also believe that market rates of growth will continue to be attractive into the foreseeable future.

The growing body of published literature in support of tissue oximetry will play an increasingly important role in the expansion of the tissue oximetry market as clinicians continue to be educated regarding the potential benefits of this parameter.

Traditional Monitoring

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

Blood Pressure Measurement Technology

The Company has developed a proprietary non-invasive blood pressure measurement technology that it sells under the MAXNIBP brand.  The Company believes this technology is more accurate, reliable, and able to produce a measurement result faster than its competitors.  These advantages are important, especially in the most challenging clinical situations where measurements can be difficult to obtain.  The Company has entered into OEM agreements to supply its MAXNIBP technology to various companies throughout the world.  This technology is used in other monitoring systems where non-invasive blood pressure is one of many measurement parameters.  The Company’s OEM agreements are typically multi-year arrangements.

Bedside Monitoring

The Company offers a full line of non-invasive vital signs monitoring products for a variety of general care settings such as hospital wards, outpatient medical surgical units, recovery rooms, procedure labs, physician offices, long term care facilities and emergency response settings. The monitors are small, lightweight, portable and easy to use.

The Company manufactures two platforms of vital signs monitors based around its proprietary MAXNIBP non-invasive blood pressure technology and incorporating various combinations of other measurement parameters including pulse oximetry, electro-cardiography, temperature, and capnography.  CASMED monitors are ideal for a range of clinical settings both human and veterinary. The Company has a blanket agreement with the U.S. Department of Veterans Affairs (the “VA”) for purchase of its vital signs monitors through February 2013. Over the past six years, the Company has sold more than 14,000 vital signs monitors to the VA hospitals and clinics throughout the U.S.  Collective sales to VA hospitals accounted for approximately 18% of the Company’s overall sales for 2011.

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

Sales and Marketing

The Company markets its products globally, through hospital, surgery center and outpatient facility, homecare, veterinary and emergency medical distribution channels. A number of different sales channels are utilized to maximize opportunities for the various product lines we offer.

Tissue Oximetry Monitoring

The Company’s critical care FORE-SIGHT Absolute Tissue Oximeters are sold via a direct sales force and key manufacturer’s representatives groups within the U.S. and via stocking distribution partners outside the U.S.

As of December 31, 2011, the Company utilized a team of 47 sales and clinical support specialists dedicated to the FORE-SIGHT product line in the U.S. including six direct sales representatives, five clinical specialists and 36 sales people in nine manufacturer’s representative organizations.

Outside the U.S., as of December 31, 2011, the Company had 5 exclusive or non-exclusive FORE-SIGHT sales consultants located in Europe, the Middle East, and the Pacific Rim all managing FORE-SIGHT sales via our distribution partners.

The Company continues to invest significant resources in hiring, engaging, educating and supporting its FORE-SIGHT field selling organization.

Traditional Vital Signs Monitoring

The Company sells its non-invasive blood pressure technology in the form of sub-assemblies to be assembled into other OEM companies’ multi-parameter monitors. The Company sells this product line on a direct basis utilizing headquarters-based employees to solicit companies operating in both the domestic and international markets.

The Company’s vital signs monitoring products are sold within the U.S. via manufacturer’s representatives and distributors. Outside of the U.S., sales are conducted through exclusive distributors in Europe, Africa, the Middle East, Pacific Rim, Latin America and Canada.

Sales of the Company’s neonatal supplies are primarily sold via key stocking distribution partners in the U.S.

	Financial Information Relating to Sales

	Year Ended December 31
	2011	2010
Domestic Sales	$16,809,617	$17,131,689
International Sales	5,640,950	6,954,322
Total	$22,450,567	$24,086,011

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

Research and Development

As of December 31, 2011, our R&D organization consisted of a staff of 21 full-time engineers and scientists focused on the following primary areas:

•	Advanced algorithm research;
•	Sensor and optical development;
•	Hardware development and support; and

•	Clinical research.

Our R&D efforts in 2011 were primarily focused on the development of a new FORE-SIGHT monitor with improved functionality and lower manufacturing costs.  We have also applied R&D resources toward advancing the design and the performance of our MAXNIBP non-invasive blood pressure technology and an update of our vital signs monitoring product offering.

CASMED began initial research efforts in Near-Infrared Spectroscopy (“NIRS”) based cerebral oximetry in 1999. The adult version FORE-SIGHT cerebral oximeter was first sold in May 2007 and was followed by a number of enhancements including the addition of the small (neonatal) sensor in 2008. In 2009 the Company completed its cerebral oximetry sensor offerings with the release of the non-adhesive small sensor and the medium sensor. The target markets for the medium sensor are in the areas of pediatric intensive care, pediatric cardiovascular OR and cardiovascular intensive care.  The non-adhesive small sensor is designed specifically for preserving the skin integrity of newborns and preterm infants.

During 2011 and 2010, the Company incurred R&D related expenses of approximately $3,892,000 and $2,475,000, or 17% and 10% of revenues, respectively. After consideration of reimbursements received from the National Institutes of Health (“NIH”) as discussed under Grant Awards below and various federal tax grants and state tax credits received during 2010, net R&D expenses for 2011 and 2010 were approximately $3,525,000 and $1,689,000, or 16% and 7% of revenues. Reimbursements from the NIH were approximately $367,000 for 2011 and $483,000 for 2010. The Company also received approximately $303,000 of federal and state tax incentives during 2010.  Funding provided to the Company is recorded as a reduction in R&D expenses.

For 2012, we expect our net R&D expenses to be greater than our 2011 expenditures. R&D activities for 2012 will be primarily focused on the continued advancement of the Company’s FORE-SIGHT technology with continued emphasis on algorithm development, technology integration, clinical research and cost reduction as well as updates to our vital signs monitoring products.

Grant Awards

On September 17, 2007, the Company was awarded a three year grant, which was subsequently extended, totaling $2.8 million by the National Institute of Neurological Disorders and Stroke (“NINDS”) of the NIH under its Small Business Innovative Research Program. The grant was awarded primarily to support advanced clinical outcome studies that focus on the Company’s FORE-SIGHT cerebral oximeter. Further clinical studies funded by this grant will be used to expand the clinical applications for FORE-SIGHT outside of the initial target market of high risk cardio-vascular surgery. As of December 31, 2011, a maximum of approximately $0.3 million remained under the 2007 grant award.  This grant continues to provide support for the Company’s clinical efforts currently being undertaken at multiple adult and neonatal sites.

Reimbursements from the NIH were approximately $367,000 for 2011 and $483,000 for 2010. The funding provided to the Company is recorded as a reduction in R&D expenses.

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

The Company holds six U.S. patents and four international patents for its FORE-SIGHT technologies which it believes provide it with a competitive market advantage.  The Company believes the design concepts covered in its current patent applications and provisional patent applications are important to providing a tissue oximeter capable of absolute brain tissue oxygen saturation measurements with FORE-SIGHT’s level of accuracy. Although the Company holds such patents and has patents pending related to certain of its products, it does not believe that its business as a whole is significantly dependent upon patent protection.  The Company also relies on trade secret, copyright and other laws and on confidentiality agreements to protect its technology.  The Company has copyright protection for the software used in its blood pressure and tissue oximeter monitors.

The Company will continue to seek patent, trademark and copyright protections as it deems advisable to protect the markets for its products and its R&D efforts.  We believe that neither our patents nor our other legal rights will necessarily prevent third parties from developing or using a similar or a related technology to compete against our products.

Employees

As of December 31, 2011, the Company had 109 employees, of which 107 were full-time.  The Company has no collective bargaining agreements and believes that relations with its employees are good.

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

The Company's products are primarily Class I and II devices and most of them have required FDA notification under Section 510(k) of the FD&C Act.

In the last factory inspection of the Company by the FDA during August 2010 no material non-conformities were issued.

International Regulatory Compliance

CASMED maintains certification to ISO 13485:2003 by the accredited body, BSI Inc., in its manufacturing facility. These certifications allow CASMED to use the "CE" mark on its products.  The CE mark is required for medical devices to gain access to the European Union (“EU”) common market and all other non-EU markets as well.  The FDA, recognizing the value of this universally accepted quality system, has patterned its Quality System Regulations after ISO 9001 and ISO 13485. CASMED maintains full compliance with ISO 13485:2003 and the EU’s Medical Device Directive, as evaluated by periodic assessment.

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

Customers

Our five largest customers accounted for approximately 35% and 36% of revenues in 2011 and 2010, respectively.  Among these customers, Physio-Control, Inc., customarily the Company’s largest individual customer, accounted for 11% and 14% of revenues during 2011 and 2010, respectively. In addition, the Company has a blanket agreement with the U.S. Department of Veterans Affairs (“VA”), as extended, for the purchase of its vital signs monitors through February 2013.  Collective sales to VA hospitals accounted for 18% and 14% of overall sales for 2011 and 2010, respectively.  The loss of any significant customer could have a material adverse effect on our financial position and results of operations.

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

We have a recent history of net losses and are subject to risks regarding future liquidity

We have experienced operating losses during our last four fiscal years.  The net loss applicable to common stockholders was $6,714,000 for the 2011 calendar year and the accumulated deficit was $5,758,000 as of December 31, 2011.  The Company does not anticipate a return to operating profits in the near term and there can be no assurance that we will be able to improve our results of operations in the near term or at all.

Our ordinary short-term capital needs for 2012 are expected to be met from our current cash on hand.  Cash flows may be impacted by a number of factors, including changing market conditions, market acceptance of the FORE-SIGHT system, and the loss of one or more key customers. There can be no assurance that we will be successful in raising additional capital or obtaining debt financing, if the need arises.

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

Our business is impacted by customer concentration

Our five largest customers accounted for approximately 35% and 36% of revenues in 2011 and 2010, respectively. Among these customers, Physio-Control, Inc., customarily the Company’s largest single customer accounted for 11% and 14% of revenues during 2011 and 2010, respectively.  In addition, the Company has a blanket agreement with the U.S. Department of Veterans Affairs (“VA”), as extended, for the purchase of its vital signs monitors through February 2013.  Collective sales to VA hospitals accounted for 18% and 14% of overall sales for 2011 and 2010, respectively.  The loss of any significant customer could have a material adverse effect on our financial position and results of operations.

We are devoting substantial resources to the development and marketing of our tissue oximetry products

We expect to devote a significant amount of resources to continue the development and marketing of our FORE-SIGHT tissue oximetry products. We believe that substantial additional resources are required to further penetrate the markets for these products.  Such investments include further research and development, including significant expenditures for clinical studies, equipment for placements at customer sites, further expansion of our selling organization, marketing expenditures and general working capital requirements. There can be no assurance that we will be successful in these endeavors.  In addition, since we have limited financial resources, our emphasis on FORE-SIGHT tissue oximetry products may result in a lack of sufficient resources for our other product lines, which may negatively impact our overall financial results.

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

We are subject to currency and related risks

Our international sales subject us to currency and related risks.  We expect that international sales will continue to constitute a significant portion of our business.  Although we sell our products in United States dollars and are not subject to significant currency risks, an increase in the value of the United States dollar relative to foreign currencies in our international markets could make our products less price competitive in these markets. Our international sales accounted for 25% and 29% of our total net sales for the 2011 and 2010 fiscal years, respectively.

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

We have issued and outstanding shares of preferred stock with rights and preferences superior to those of our common stock

The issued and outstanding shares of Series A Convertible Preferred Stock and Series A Exchangeable Preferred Stock grant the holders of such preferred stock anti-dilution, voting, accretion, dividend and liquidation rights that are superior to those held by the holders of our common stock. In addition, should we issue, or be deemed to issue, certain additional shares of common stock for a price below $2.82 per share, the conversion price of the Series A Convertible Preferred Stock and Series A Exchangeable Preferred Stock shall be lowered based on a weighted average formula, which will have the effect of immediately diluting the holders of our common stock.

Ownership of our shares is concentrated in the hands of a few investors which could limit the ability of our other stockholders to influence the direction of the company

As calculated by SEC rules of beneficial ownership, Thomas, McNerney & Partners and their affiliates, and BMI Capital Corporation each beneficially owned approximately 28.1% and 22.3%, respectively, of our common stock on an as converted basis as of the dates of their most recent public filings with the SEC. Accordingly, although they are not affiliated with one another, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

Sales of a substantial number of shares of our common stock in the public market originally issued through the conversion of preferred stock, exercise of options or warrants, or additional financing transactions could adversely affect the market price of our common stock and would have a dilutive effect upon our shareholders

Historically, our common stock has been thinly traded.  This low trading volume may have had a significant effect on the market price of our common stock, which may not be indicative of the market price in a more liquid market. As of December 31, 2011, options and warrants for the purchase of 2,586,826 shares of our common stock were outstanding and 5,542,958 shares of common stock were issuable upon conversion of our outstanding Series A Convertible Preferred Stock and Series A Exchangeable Preferred Stock.

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

We do not expect to pay cash dividends

We have not paid cash dividends on our common stock since inception, and at this time we do not anticipate that we will pay cash dividends on our common stock in the foreseeable future.  Furthermore, we are currently precluded from issuing dividends on our common stock unless we receive the consent of holders of a majority of our outstanding Series A Convertible Preferred Stock and Series A Exchangeable Preferred Stock. The holders of our Series A Preferred Stock may elect prior to June 15th 2011, 2012, and 2013, to receive quarterly dividends of 7% per annum paid in cash for a period of twelve months from the date of election.  The Company did not receive such a request by June 15, 2011 for the fiscal quarters through March 31, 2012.  As of December 31, 2011, $631,140 in accretion had accumulated on the Series A Preferred Stock and the Series A Exchangeable Preferred Stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

The Company currently leases three separate operating facilities as described in further detail below.

On September 6, 2007, the Company closed the sale and leaseback of its headquarters and manufacturing facility in Branford, Connecticut (the “Property”) which comprises approximately 24,000 square feet of office and manufacturing space.  Net proceeds from the sale were $2,791,529 of which $928,872 was used to retire the related outstanding mortgage debt. The gain of $1,346,373 realized on the sale was deferred and is being recognized in operations against rent expense over the initial term of the lease. The lease has an initial term of ten years expiring on September 6, 2017 and contains an option for two additional five year periods. The lease provides for an annual base rent in years one through five of $244,800 and $268,800 in years six through ten. The Company is recognizing rent expense on a straight-line basis over the ten years. Under the lease, the Company is responsible for the costs of utilities, insurance, taxes and maintenance expenses. Further, the Company is required to maintain at least $600,000 in cash and cash equivalents (increasing at 3% per annum) and net current assets of not less than $3,600,000.

In addition, the Company has a right of first offer to lease any additional space or building built by the lessor on the Property, subject to certain restrictions.  The Company also has the right to require the lessor to build an addition or additional building (“Expansion Premises”), subject to certain restrictions.  Upon the delivery of any Expansion Premises, the term of the Lease would extend for a ten year term. The base rent for the Expansion Premises would be the greater of the then prevailing market rent or an amount equal to a return on actual costs of construction of the greater of 250 basis points over the rate on ten year U.S. Treasury Notes, or 8%.  Upon delivery of the Expansion Premises, the lessor would assume obligations under the Company’s leases of its two adjacent properties, in exchange for a payment equal to three months’ rent and certain unamortized costs incurred in these facilities.

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

On August 7, 2009, the Somanetics Corporation filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging patent infringement, false advertising, and common law unfair competition and libel.  The complaint requested injunctive relief and unspecified monetary damages, including treble damages and reasonable attorneys’ fees.  On October 19, 2009, the Company answered the complaint, denying all allegations against it. In addition, the Company asserted counterclaims against Somanetics for violation of the antitrust laws and for a declaration that the patents sued upon were invalid, unenforceable, and/or have not been infringed by the Company.

On October 27, 2010, a settlement was reached with Nellcor Puritan Bennett, LLC, as successor in interest to Somanetics Corporation, on Somanetics’ action for patent infringement and other claims against the Company. The terms of the confidential settlement (the “Settlement”) resolved all matters between the two parties as of the initiation of the lawsuit and caused the dismissal of the action with prejudice in a manner by which no payments were made to either party.  The Company incurred $737,000 of legal expenses during 2010 related to this matter.

On December 29, 2011, Nellcor Puritan Bennett LLC, which acquired the Somanetics Corporation in July 2010, filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging (i) breach of the Settlement, (ii) violation of the Lanham Act, (iii) common law unfair competition and (iv) trade libel.  The complaint requested injunctive relief and unspecified monetary damages, including compensatory damages and reasonable attorneys’ fees.  On February 24, 2012, the Company answered the complaint and denied substantially all of the claims and set forth certain affirmative defenses.  The matter is pending and while there can be no assurance as to the ultimate outcome, the Company does not believe at this time that its disposition would result in a material adverse effect on the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company trades on the NASDAQ Global Market, under the symbol “CASM.” The following table shows the high and low sales prices for the Company's common stock during each quarterly period for the last two years.

Quarter Ended	High	Low
March 31, 2010	$2.30	$1.53
June 30, 2010	$2.04	$1.26
September 30, 2010	$2.51	$1.63
December 31, 2010	$3.54	$2.09

March 31, 2011	$3.31	$2.75
June 30, 2011	$3.14	$2.40
September 30, 2011	$3.00	$1.75
December 31, 2011	$1.99	$1.50

The following table sets forth the approximate number of beneficial owners of common stock of the Company on December 31, 2011.

Title of Class	Number of Shareholders

Common stock, $.004 par value	1,740

To date, no cash dividends have been declared on the Company’s common stock.  The Company does not currently intend to pay a cash dividend on its common stock in the near future.  Furthermore, we are currently precluded from issuing dividends on our common stock unless we receive the consent of holders of a majority of our outstanding Series A Convertible Preferred Stock and Series A Exchangeable Preferred Stock.

The holders of our Series A Convertible Preferred Stock and our Series A Exchangeable Preferred Stock may elect on each of June 15th 2011, 2012, and 2013, to receive quarterly dividends in cash of 7% per annum for a period of twelve months from the date of election.  The Company did not receive such a request by June 15, 2011 for the fiscal quarters through March 31, 2012.  During 2011, $631,143 in dividend accretion had accumulated on the Series A Convertible Preferred Stock and the Series A Exchangeable Preferred Stock.

The Company did not issue any shares of common stock during the fourth quarter of 2011 that were not registered under the Securities Act of 1933, as amended.  In addition, the Company did not repurchase any of its common stock during the fourth quarter of 2011.

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

Overview

During 2011, the Company continued to focus on the strategy it developed during late 2010 of rationalizing business lines, focusing on its FORE-SIGHT franchise and rejuvenating its Traditional Monitoring segment.

Over the last 15 months, specific accomplishments included:

•
In November 2010, the Company consummated the sale of its non-strategic Statcorp business unit which included its blood pressure cuff and rapid infusor cuff product lines for $3.2 million in cash, plus an earn -out payment of $250,000 realized during mid-2011.  The proceeds from this transaction were used to retire the Company’s bank debt and for working capital investments.

•
During late 2010 and throughout 2011, the Company successfully rebuilt and reorganized its executive management team.  New appointments were made to the following positions:  Director of Research and Development (December 2010); V.P. of Global Sales and Marketing (January 2011); Director of US FORE-SIGHT Sales (July 2011); Director of Marketing (October 2011); Director of Monitoring Solutions (December 2011) and Chief Medical Officer (January 2012).

•
In June, 2011, the Company completed a financing transaction by selling convertible preferred securities to Thomas, McNerney and Partners.  That transaction netted the Company approximately $13.8 million and provided substantial working capital to allow the business to invest in its growth strategy.  Coincident with that transaction, the Company replaced two of its long serving Board members with representatives from Thomas McNerney.

•
Throughout the year, the Company expanded and upgraded its FORE-SIGHT domestic field selling organization of direct sales representatives, manufacturer’s reps, and clinical specialists to 47 people at year- end 2011, up from 26 at year-end 2010.

•
The Company continued to build on the base of clinical evidence for FORE-SIGHT.  As of February 2012, there were 175 publications demonstrating the performance of FORE-SIGHT including 49 publications added in 2011, and another 19 added in the first two months of 2012.

The following discussion and analysis should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

As a result of the sale of the Company’s Statcorp business unit on November 5, 2010, those operations are classified as discontinued operations for all reported periods.

The Company recorded a net loss applicable to common stockholders of $6,714,000 for 2011 or ($0.51) per basic and diluted common share compared to a net loss applicable to common stockholders of $1,305,000, or ($0.11) per basic and diluted common share, for 2010. The loss from continuing operations for 2011 was $6,325,000, or ($0.53) per basic and diluted common share, compared to a loss from continuing operations for 2010 of $1,600,000, or ($0.13) per basic and diluted common share.The gain from discontinued operations was $242,000, or $0.02 per basic and diluted common share, for 2011 compared to a gain of $295,000, or $0.02, for 2010. The results of discontinued operations were net of income tax expenses of $125,000 and $159,000 for 2011 and 2010, respectively. The gain from discontinued operations for 2011 was primarily comprised of an earn-out of $250,000 received by the Company during the third quarter of 2011.

Overall, net worldwide sales for 2011 decreased $1,635,000 or 7% to $22,451,000 from $24,086,000 in 2010. The following table provides comparative results of net sales by product and geographic category:

($000’s)	Year Ended	Year Ended	Increase/
	December 31, 2011	December 31, 2010	(Decrease)

Traditional Monitoring	$16,050	$18,324	$(2,274)
Tissue Oximetry Monitoring	6,327	5,205	1,122
	22,377	23,529	(1,152)
Discontinued products – Apnea/Analogic	74	557	(483)
	$22,451	$24,086	$(1,635)

Domestic Sales	$16,810	$17,132	$(322)
International Sales	5,641	6,954	(1,313)
	$22,451	$24,086	$(1,635)

Traditional monitoring product sales decreased $2,274,000 or 12% to $16,050,000 for 2011 from $18,324,000 for 2010. The decrease was primarily associated with reductions in sales of the Company’s OEM technology products and sales of vital signs monitors to international customers.

Worldwide tissue oximetry product sales for 2011 of $6,327,000 increased $1,122,000 or 22% over the $5,205,000 reported for 2010. Details of tissue oximetry sales are as follows:

($000’s)	Year Ended	Year Ended	Increase/
	December 31, 2011	December 31, 2010	(Decrease)

Sensor Sales	$4,786	$3,489	$1,297
Monitors and Accessories Sales	1,541	1,716	(175)
	$6,327	$5,205	$1,122

Domestic Sales	$4,234	$3,392	$842
International Sales	2,093	1,813	280
	$6,327	$5,205	$1,122

Worldwide tissue oximetry sensor sales for 2011 were $4,786,000, an increase of $1,297,000 or 37% over 2010 sales of $3,489,000. Worldwide sales of monitors and accessories for 2011 decreased $175,000 or 10% to $1,541,000 from 2010 sales of $1,716,000. As of December 31, 2011, the Company’s worldwide installed base of oximetry monitors was 549 units, an increase of 40% above the installed base as of December 31, 2010.

Discontinued product sales decreased $483,000 in 2011 from prior year levels. During 2010, the Company concluded its exit from the infant sleep apnea market and terminated its agreement to distribute co-branded products manufactured by the Analogic Corporation. Those sales have been reported separately above as discontinued products.

Total domestic sales decreased $322,000, or 2%, to $16,810,000, or 75% of total revenues for 2011 from $17,132,000 for 2010. Decreases in vital signs monitoring product sales and OEM technology sales were partially offset by a 25% increase in tissue oximetry product sales.

International sales declined $1,313,000, or 19%, to $5,641,000, or 25% of total revenues for 2011, from $6,954,000, or 29% of total revenues, for 2010. Reductions in sales of vital signs monitors and accessories and lower sales of OEM technology products were partially offset by a 15% increase in tissue oximetry product sales compared to 2010.

Cost of sales as a percentage of net sales was 62% for 2011 and 59% for 2010. Unfavorable product mix driven by lower OEM technology sales and warranty costs were primarily responsible for the increased cost of sales as a percentage of sales for 2011. Cost of sales for 2011 included a warranty accrual of $259,000 related to the Company’s OEM technology products.

R&D expenses increased $1,836,000, or 109%, to $3,525,000 for 2011 from $1,689,000 for 2010. The increase resulted primarily from additional employee costs due to personnel additions and increased project costs.

R&D expenses are reported net of reimbursements received from the National Institutes of Health (“NIH”) pertaining to the Company’s development of its Near-Infrared Spectroscopy (“NIRS”) technology. Amounts reimbursed from the NIH, including accruals, for 2011 and 2010 were $367,000 and $483,000, respectively. During September 2007 the Company was awarded a three year grant, which has subsequently been extended, totaling approximately $2,800,000 to support its NIRS research. As of December 31, 2011, a maximum of approximately $300,000 remains available under the grant. During 2010, the Company also received various federal and state tax incentives approximating $303,000. R&D expenses before NIH reimbursements and tax incentives approximated 17% and 10%, respectively, of 2011 and 2010 revenues. R&D expenses are expected to increase for 2012 due to various planned engineering project expenses, expanded clinical research expenditures and additional personnel.

Selling, general and administrative (“S,G&A”) expenses increased $1,553,000, or 16%, to $11,510,000 for 2011 from $9,957,000 for 2010. The increases in S,G&A expenses were primarily related to field sales expenses, recruitment and relocation costs, stock compensation amortization and accrued incentive costs which were partially offset by legal expenses which were substantially lower than 2010. During 2010, the Company incurred approximately $737,000 of legal costs related to the Company’s litigation with the Somanetics Corporation which was settled during October, 2010. Sales and marketing expenses are expected to increase during 2012 primarily from increases in field-based sales spending and additional marketing personnel and promotional expenditures.

Other(income)/expense improved to $27,000 of income for 2011 compared to $60,000 of expense for 2010. The prior year expenses were related to interest charges on the Company’s bank debt.

The income tax benefit for continuing operations for 2011 and 2010 was $125,000 and $148,000, respectively. The income tax benefit for both periods was offset by related income tax expense for discontinued operations. The Company does not expect to record taxable income during its 2012 fiscal year. Income tax benefits that may be generated during 2012 would be offset by a deferred income tax asset valuation allowance. Management established the valuation allowance as of December 31, 2009 as a result of then recent cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets concluding that a full valuation allowance is warranted. As of December 31, 2011, the deferred income tax asset valuation allowance balance was $3,518,000.

Financial Condition, Liquidity and Capital Resources

On June 8, 2011, the Company entered into an investment agreement (the “Agreement”) pursuant to which the Company issued on June 9, 2011 (i) 95,500 shares of a newly created series of preferred stock, designated “Series A Convertible Preferred Stock,” par value $0.001 per share (the “Series A Preferred Stock”), which are convertible into authorized but unissued shares of common stock, par value $0.004 per share, of the Company and (ii) 54,500 shares of a newly created series of preferred stock, designated “Series A Exchangeable Preferred Stock,” par value $0.001 per share (the “Series A Exchangeable Preferred Stock”) which are now convertible, following stockholder approval, into authorized but unissued shares of common stock, par value $0.004 per share, of the Company. The Company received an aggregate cash purchase price of $15.0 million representing a per-share purchase price of $100 for each of the Series A Preferred Stock and the Series A Exchangeable Preferred Stock. The Company utilized a placement agent to assist in the transaction which was paid a fee of $900,000 plus certain expenses.  The Company received net proceeds, after transaction costs and expenses, of $13,825,000.

The Company’s cash, cash equivalents and short-term investments were $13,878,000 at December 31, 2011 compared to $4,493,000 at December 31, 2010. Working capital increased $8,163,000 to $17,206,000 at December 31, 2011 from $9,043,000 at December 31, 2010.

The Company’s continuing operations used $3,604,000 in cash for 2011. Losses from continuing operations before depreciation, amortization and stock compensation expenses and decreases in accounts payable and accrued expenses were partially offset by substantial reductions in inventory. During 2010, $2,532,000 of net cash was provided by operating activities of continuing operations. Reductions in accounts receivable, inventories and recoverable income taxes together with increases in accounts payable and accrued expenses, were key drivers to the cash provided from the operating activities of continuing operations for 2010. Cash provided from discontinued operations for 2010 was approximately $4,286,000 which was primarily driven by the sale of the Statcorp business unit for $3,200,000 during November 2010.

Net cash used by investing activities of continuing operations was $3,752,000 for 2011 compared to cash used of $960,000 for 2010. The Company invested $2,491,000 in short-term certificates of deposit with varying maturities. Capital expenditures $1,112,000 were incurred during 2011 compared to $875,000 for 2010. Equipment purchases during 2011 were driven by FORE-SIGHT oximeter monitor placements with customers, oximeter demonstration equipment and leasehold improvements. During 2012, the Company expects to further increase its expenditures in these areas. The Company also expended $150,000 during 2011 to purchase intangible assets, which was primarily related to patent costs and product translations.

Net cash provided by financing activities of continuing operations was $13,884,000 for 2011 compared to cash used of $2,552,000 for 2010.  The private placement of shares of our Series A Convertible Preferred Stock and Series A Exchangeable Preferred Stock accounted for $13,825,000 of the cash provided by financing activities. During 2010, the Company repaid $1,709,000 of long-term debt and $2,670,000 against its line-of-credit agreement. A non-brokered private placement of 1,375,000 shares of the Company’s common stock was consummated during June 2010 which provided approximately $1,887,000 of net proceeds.

The Company currently leases three facilities and certain equipment under non-cancellable operating leases. The following table sets forth a summary of the Company’s cash commitments under contractual obligations as of December 31, 2011.

Contractual		Less than	2 – 3	4 - 5	More Than
Obligations	Total	One Year	Years	Years	Five Years

Operating leases	$2,146,000	$461,000	$909,000	$597,000	$179,000

The Company’s 2012 business plans call for increased operating expenditures primarily to develop and market our FORE-SIGHT technology and to revitalize our other product lines. Those capital requirements are expected to be funded from our current cash on hand.

Cash flows may be impacted by a number of factors, including changing market conditions, market acceptance of the FORE-SIGHT system, and the loss of one or more key customers.

The Company’s results of operations were not affected by inflation during 2011.

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

Inventory Valuation – The Company’s inventories are stated at the lower of cost or market. The Company provides allowances on inventories for any material that has become obsolete or may become unsalable based on estimates of future demand and the sale price in the market. Judgments with respect to salability and usage of inventories, estimated market value, and recoverability upon sale are complex and subjective.  Such assumptions are reviewed periodically and adjustments are made, as necessary, to reflect changed conditions.  There were no significant write-offs for any period presented with the exception of the discontinued infant sleep apnea product line.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company holds no derivative securities for trading purposes and is not subject in any material respect to currency or other commodity risk.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
CAS Medical Systems, Inc:

We have audited the accompanying consolidated balance sheets of CAS Medical Systems, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Glastonbury, Connecticut
March 27, 2012

CAS MEDICAL SYSTEMS, INC.
Consolidated Balance Sheets
As of December 31, 2011 and 2010

ASSETS	2011	2010

CURRENT ASSETS:
Cash and cash equivalents	$11,387,300	$4,492,690
Short-term investments	2,490,587	—
Accounts receivable, less allowance of $175,000 in 2011 and 2010	2,535,331	2,606,616
Inventories	3,276,568	4,812,965
Other current assets	299,620	323,842
Total current assets	19,989,406	12,236,113

PROPERTY AND EQUIPMENT:
Leasehold improvements	304,396	252,517
Equipment at customers	2,374,302	1,686,919
Machinery and equipment	5,034,300	5,114,460
	7,712,998	7,053,896

Accumulated depreciation and amortization	(5,583,358)	(5,244,819)
Property and equipment, net	2,129,640	1,809,077

Intangible and other assets, net	704,648	651,626

Total assets	$22,823,694	$14,696,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$1,340,488	$2,283,906
Accrued expenses	1,443,367	909,331
Total current liabilities	2,783,855	3,193,237

Deferred gain on sale and leaseback of property	764,789	899,426

Income taxes payable	211,159	211,159

Commitments and contingencies (Note 13)	—	—

Total liabilities	3,759,803	4,303,822

STOCKHOLDERS’ EQUITY: Preferred Stock, $.001 par value per share, 1,000,000 shares authorized Series A convertible preferred stock, 95,500 shares issued and outstanding, liquidation value of $9,929,470 at December 31, 2011	8,802,000	—
Series A exchangeable preferred stock, 54,500 shares issued and
outstanding, liquidation value of $5,701,673 at December 31, 2011	5,135,640	—
Common stock, $.004 par value per share, 40,000,000 shares authorized,
13,701,273 and 13,575,401 shares issued as of December 31, 2011
and 2010, respectively, including shares held in treasury	54,805	54,302
Common stock held in treasury, at cost – 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	10,930,927	10,002,600
(Accumulated deficit) retained earnings	(5,758,001)	437,572
Total stockholders’ equity	19,063,891	10,392,994

Total liabilities and stockholders’ equity	$22,823,694	$14,696,816

See accompanying notes.

CAS MEDICAL SYSTEMS, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2011 and 2010

	2011	2010

NET SALES	$22,450,567	$24,086,011

COST OF SALES	13,892,572	14,128,200
Gross profit	8,557,995	9,957,811

OPERATING EXPENSES:
Research and development	3,525,078	1,689,167
Selling, general and administrative	11,509,670	9,956,638
	15,034,748	11,645,805

OPERATING LOSS FROM CONTINUING OPERATIONS	(6,476,753)	(1,687,994)

Other (income) expense, net	(26,738)	59,927

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,450,015)	(1,747,921)

Income tax benefit	(124,763)	(147,923)

LOSS FROM CONTINUING OPERATIONS	(6,325,252)	(1,599,998)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	242,188	294,921

NET LOSS	(6,083,064)	(1,305,077)

Preferred stock dividend accretion	631,143	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(6,714,207)	$(1,305,077)

PER SHARE BASIC AND DILUTED INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS:
Continuing Operations	$(0.53)	$(0.13)
Discontinued Operations	0.02	0.02
Net Loss	$(0.51)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - basic and diluted	13,104,245	12,175,812

See accompanying notes.

CAS MEDICAL SYSTEMS, INC.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2011 and 2010

							Additional
	Preferred Stock		Common Stock Issued		Held in Treasury		Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
BALANCE, December 31, 2009	—	—	11,610,075	$46,440	86,000	$(101,480)	$7,661,061	$1,742,649	$9,348,670

Net loss								(1,305,077)	(1,305,077)
Common stock issued upon exercise of stock options and warrants			145,300	581			91,319		91,900
Common stock issued under stock purchase plan			12,305	49			22,180		22,229
Restricted stock issued, net of cancellations			432,721	1,732			(1,732)		—
Private Placement			1,375,000	5,500			1,881,112		1,886,612
Stock compensation							348,660		348,660
BALANCE, December 31, 2010	—	—	13,575,401	54,302	86,000	(101,480)	10,002,600	437,572	10,392,994

Net loss								(6,083,064)	(6,083,064)
Common stock issued upon exercise of stock options			48,450	194			45,281		45,475
Common stock issued under stock purchase plan			4,705	19			13,237		13,256
Restricted stock issued, net of cancellations			72,717	290			(290)		—
Sale of Series A Convertible Preferred Stock, net of transaction costs and expenses	95,500	8,802,000							8,802,000
Reclassification of Series A Exchangeable Preferred Stock, net of transaction costs	54,500	5,135,640							5,135,640
Accretion on Exchangeable Preferred Stock prior to reclassification								(112,509)	(112,509)
Stock compensation							870,099		870,099
BALANCE, December 31, 2011	150,000	$13,937,640	13,701,273	$54,805	86,000	$(101,480)	$10,930,927	$(5,758,001)	$19,063,891

See accompanying notes.

CAS MEDICAL SYSTEMS, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	2011	2010
OPERATING ACTIVITIES:
Cash flows from operating activities:
Net loss	$(6,083,064)	$(1,305,077)
Income from discontinued operations	242,188	294,921
Loss from continuing operations	(6,325,252)	(1,599,998)

Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	888,261	960,450
Deferred income taxes	(124,763)	(158,803)
Provision for doubtful accounts	—	35,760
Stock compensation	870,099	338,685
Amortization of gain on sale and leaseback	(134,637)	(134,638)
Changes in operating assets and liabilities:
Accounts receivable	71,285	708,416
Recoverable income taxes	13,655	857,551
Inventories	1,536,397	969,673
Other current assets	10,567	64,360
Accounts payable and accrued expenses	(409,382)	556,403
Income taxes payable	—	(66,121)
Net cash (used in) provided by operating activities of continuing operations	(3,603,770)	2,531,738

INVESTING ACTIVITIES:
Expenditures for property and equipment	(1,111,732)	(875,110)
Short-term investments	(2,490,587)	—
Purchases of patents and other assets	(150,114)	(84,942)
Net cash used in investing activities of continuing operations	(3,752,433)	(960,052)

FINANCING ACTIVITIES:
Borrowings under notes payable	154,150	183,656
Repayments of notes payable	(154,150)	(234,334)
(Repayments) borrowings under line-of-credit, net	—	(2,669,657)
Repayments of long-term debt	—	(1,708,755)
Deferred financing costs	—	(123,219)
Proceeds from sale of preferred stock	13,825,131	—
Proceeds from issuance of common stock	58,731	2,000,741
Net cash provided by (used in) financing activities of continuing operations	13,883,862	(2,551,568)
Net cash provided by (used in) continuing operations	6,527,659	(979,882)
Cash flows from discontinued operations: Cash provided by operating activities of discontinued operations	366,951	940,409
Cash provided by investing activities of discontinued operations	—	3,345,384
Net cash provided by discontinued operations	366,951	4,285,793
Net change in cash and cash equivalents	6,894,610	3,305,911
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,492,690	1,186,779
CASH AND CASH EQUIVALENTS, END OF YEAR	$11,387,300	$4,492,690

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$1,356	$152,670
Cash paid (refunded) during the year for income taxes, net	$(40,383)	$(827,895)

See accompanying notes.

CAS MEDICAL SYSTEMS, INC.
Notes to Consolidated Financial Statements

(1)           THE COMPANY

CAS Medical Systems, Inc. (“CASMED”) develops, manufactures and distributes non-invasive vital signs monitoring equipment and products for use in the healthcare industry. These products are sold by the Company through its own sales force, via distributors and manufacturers representatives under contract, and pursuant to original equipment manufacturer (“OEM”) agreements both internationally and in the United States. The Company’s operations and manufacturing facilities are located in the United States. During 2011 and 2010, one customer accounted for approximately 11% and 14%, respectively, of net sales. The Company generated international sales of approximately $5.6 million in 2011 and $7.0 million in 2010.  In the normal course of business, the Company grants credit to its customers and does not require collateral.  Credit losses are provided for in the period the related sales are recognized based upon experience and an evaluation of the likelihood of collection.  Credit losses have been within management’s expectations.

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

Principles of consolidation

Through November 4, 2010, the consolidated financial statements included the accounts of CASMED and its wholly-owned subsidiary, Statcorp, Inc. (“Statcorp”).  On November 5, 2010, the assets related to Statcorp were sold under an asset purchase agreement. Accordingly, the consolidated financial statements for all periods reported reflect the results of that operation as discontinued.

Cash and cash equivalents and short-term investments

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

The Company’s short-term investments are held in certificates of deposit (CDs) with maturities greater than three months.  These investments are recorded at amortized cost.

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

The Company owns certain FORE-SIGHT tissue oximetry monitors located at customer sites.  Such equipment is held under a no cost program whereby customers purchase disposable sensors for use with the Company’s equipment.  The Company retains title to the monitors shipped to its customers under this program. The monitors are depreciated on a straight-line basis over five years to cost of sales.

Depreciation and amortization expense on property and equipment was in $791,169 in 2011 and $787,284 in 2010.

Intangible and other assets

The Company reviews its intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the carrying amounts of its long-lived assets are fully recoverable.

Intangible and other assets at December 31, 2011 and 2010 consist of:

	2011	2010

Patents and other assets	$682,321	$593,166
Patents pending	315,935	254,975
Purchased technology	46,026	46,026
Deferred finance charges	—	170,205
	1,044,282	1,064,372
Accumulated amortization	(339,634)	(412,746)
	$704,648	$651,626

Intangible and other assets are stated at cost. Patents are amortized over their estimated useful lives which range from 1 to 20 years. Purchased technology is amortized over five years.  Deferred financing costs are amortized over the term of the related debt. Amortization expense was $97,091 in 2011 and $173,166 in 2010.

Expected amortization expense of intangible assets as of December 31, 2011 over the next five years follows:

2012	$64,503
2013	50,986
2014	23,305
2015	13,848
2016	13,848
$166,490

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

The Company’s five largest customers accounted for approximately 35% and 36% of revenues in 2011 and 2010, respectively.  Among these customers, Physio-Control, Inc., customarily the Company’s largest single customer, accounted for 11% and 14% of revenues during 2011 and 2010, respectively.

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

Warranty costs

The Company warrants some of its products against defects and failures for up to three years and records the estimated cost of such warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experiences of product returns and the related estimated cost of labor and material to make the necessary repairs. The warranty provision for 2011 includes an accrual for a potential payment to a key customer for OEM products sold in a prior year period.

A summary of the changes in the Company’s warranty accrual follows:

	2011	2010

Beginning balance	$50,000	$50,000
Provision	424,915	96,932
Warranty costs incurred	(105,744)	(96,932)
Ending balance	$369,171	$50,000

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

Advertising costs

Non-direct response advertising costs are expensed as incurred and include product promotion, samples, meetings and conventions, and print media. Advertising expense was $895,000 in 2011 and $666,000 in 2010.

Income (loss) per common share applicable to common stockholders

Basic earnings per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if common stock equivalents such as unvested restricted common shares, outstanding warrants and options or convertible preferred stock were exercised or converted into common stock. For all periods reported, the Company incurred net losses from continuing operations. Therefore, for each period reported, diluted loss per share is equal to basic loss per share because the effect of including such common stock equivalents or other securities would have been anti-dilutive.

At December 31, 2011, stock options and warrants to purchase 1,697,425 and 889,401 shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. On an as-converted basis, 5,542,958 shares of common stock pertaining to the private placement of 150,000 shares of Series A convertible and exchangeable preferred stock issued on June 9, 2011 were also excluded as they would have been anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share for 2011 and 2010:

	2011	2010

Loss from continuing operations	$(6,325,252)	$(1,599,998)
Preferred stock accretion	631,143	—
Loss from continuing operations applicable to common stockholders	(6,956,395)	(1,599,998)
Income from discontinued operations	242,188	294,921
Net loss applicable to common stockholders	$(6,714,207)	$(1,305,077)

Weighted average shares outstanding, net of unvested restricted common shares – used to compute basic and diluted income (loss) per share applicable to common stockholders	13,104,245	12,175,812

(3)           DISCONTINUED OPERATIONS

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

The Company utilized a portion of the proceeds from the sale to repay in full the outstanding balance under its bank term note of $1,167,814.

The following table represents the financial results of the discontinued operations for 2011 and 2010:

	2011	2010

Revenues	$—	$7,065,102
Cost of products sold	—	5,714,066
Gross profit	—	1,351,036
Operating expenses	—	388,288
Interest expense	—	73,134
Gain (loss) on sale of discontinued operations	366,951	(435,890)
Income from discontinued operations before income taxes	366,951	453,724
Income tax expense	124,763	158,803
Income from discontinued operations	$242,188	$294,921

(4)          ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the allowance for doubtful accounts during the years ended December 31, 2011 and 2010 follow:

	2011	2010

Balance at beginning of year	$175,000	$175,000
Provision	—	35,760
Accounts written off	—	(35,760)
Balance at end of year	$175,000	$175,000

(5)           INVENTORIES

Inventories at December 31, 2011 and 2010 consist of:

	2011	2010

Raw materials	$2,504,526	$3,733,550
Work in process	25,331	2,950
Finished goods	746,711	1,076,465
	$3,276,568	$4,812,965

(6)           FINANCING ARRANGEMENTS

Private Placement of Preferred Stock

On June 8, 2011, the Company entered into an investment agreement pursuant to which the Company issued on June 9, 2011 (i) 95,500 shares of a newly created series of preferred stock, designated “Series A Convertible Preferred Stock,” par value $0.001 per share which are convertible into authorized but unissued shares of common stock, par value $0.004 per share, of the Company and (ii) 54,500 shares of a newly created series of preferred stock, designated “Series A Exchangeable Preferred Stock,” par value $0.001 per share which are convertible, following stockholder approval, into authorized but unissued shares of common stock, par value $0.004 per share, of the Company. A special meeting of the Company’s stockholders took place on August 22, 2011 at which time the stockholders approved proposals that resulted in the modification of the Series A Exchangeable Preferred Stock such that the Series A Exchangeable Preferred Stock now has substantially identical terms to the Series A Convertible Preferred Stock.

The Company received an aggregate cash purchase price of $15,000,000 representing a per-share purchase price of $100 for the Series A Convertible Preferred Stock and $100 for the Series A Exchangeable Preferred Stock. The Company utilized a placement agent to assist in the transaction which was paid a fee of $900,000 plus certain expenses. The Company received net proceeds, after transaction costs and expenses, of $13,825,000.

Series A Convertible Preferred Stock

The shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) are convertible at the option of the holder into common stock at a conversion price of $2.82 (the “Conversion Price”).  The Conversion Price is subject to standard weighted average anti-dilution adjustments.

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

After the third anniversary of the original date of issuance, the Company can force conversion of all, and not less than all, of the outstanding Series A Preferred Stock into Company common stock as long as the closing price of its common stock is at least 250% of the Conversion Price, or $7.05 per common share, for at least 20 of the 30 consecutive trading days immediately prior to the conversion and the average daily trading volume is greater than 50,000 shares per day over the 30 consecutive trading days immediately prior to such conversion.  The Company’s ability to cause a conversion is subject to certain other conditions as provided pursuant to the terms of the Series A Preferred Stock described above.

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

Series A Exchangeable Preferred Stock

Prior to approval by the stockholders of the Company at the Special Meeting of Stockholders on August 22, 2011, holders of the Series A Exchangeable Preferred Stock did not have any voting rights and the stated value of the Series A Exchangeable Preferred Stock of $100.00 per share accreted at an annual rate of 10%, compounded quarterly.  The Series A Preferred Stock was initially recorded as temporary equity as holders had the right to redeem their shares for cash five years from the issuance date. The redemption right terminated upon stockholders approval at which time the Company reclassified the Series A Exchangeable Preferred Stock, including accretion of $112,509, to permanent equity. Following approval by the stockholders of the Company, the Series A Exchangeable Preferred Stock now has substantially identical terms to the Series A Preferred Stock.

Pursuant to the terms of the Series A Preferred Stock and Series A Exchangeable Preferred Stock, a holder must issue a written request to the Company by June 15th 2011, 2012, or 2013 to receive cash dividends for the applicable succeeding four fiscal quarters ended June 30th, September 30th, December 31st, and March 31st and for any period prior to the date of such letter and the original issue date of June 9, 2011. The Company did not receive such a request by June 15, 2011 for the fiscal quarters through March 31, 2012. As of 2011, $631,143 in dividend accretion has accumulated on the Series A Preferred Stock and the Series A Exchangeable Preferred Stock.  As the Company’s Board of Directors has not declared a dividend, such amount has not been accrued as of December 31, 2011.  The accumulated dividend accretion was used in the calculation of the 2011 net loss applicable to common stockholders and is included in the calculation of the preferred stock liquidation values presented on the December 31, 2011 balance sheet.

Private Placement

During June 2010, the Company consummated a non-brokered private placement of 1,375,000 shares of its common stock for net proceeds of approximately $1,887,000.

Line-of-credit

The Company’s line-of-credit agreement, as amended, with its bank lender expired on April 1, 2011.  The Company elected not to renew the line-of-credit.

Notes payable

The Company financed the premiums for its property casualty and directors and officers insurance policies with short-term borrowings of $154,150 and $183,656 in 2011 and 2010, respectively. The notes were paid in full as of December 31, 2011 and 2010.

(7)           ACCRUED EXPENSES

Accrued expenses at December 31, 2011 and 2010 consist of:

	2011	2010

Payroll	$457,973	$235,028
Professional fees	245,963	339,195
Warranty	369,171	50,000
Travel and entertainment	23,809	53,367
Other	346,451	231,741
	$1,443,367	$909,331

(8)           SHARE-BASED PAYMENT PLANS

On June 8, 2011, at the Company’s annual meeting of stockholders, the CAS Medical Systems, Inc. 2011 Equity Incentive Plan,  (the "Incentive Plan") was approved by its stockholders. The Incentive Plan was intended to replace the CAS Medical Systems, Inc. 2003 Equity Incentive Plan (the “2003 Plan”) which is nearly fully distributed. The Incentive Plan provides for the availability of a maximum of 1,000,000 shares of the Company’s common stock, with a maximum of 500,000 shares available for issuance with respect to awards of restricted stock and restricted stock units. As of December 31, 2011, 493,835 shares remain available for issuance under the 2011 and 2003 Plans.

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

During 2011, stock options for 857,500 shares of common stock were granted to our employees, officers and members of the board of directors.  Stock options granted to officers of the Company totaled 350,000 shares and included an inducement stock option grant of 150,000 shares issued to our Vice President of Sales and Marketing commensurate with the start of his employment and a grant of 100,000 shares to the Company’s Chief Executive Officer issued during December 2011. Grants of 467,500 shares were issued to senior and middle level managers and other employees both in recognition of performance and to attract and retain key employees. Stock option grants for 40,000 shares were issued to new members of the board of directors. The stock options contain various vesting formulas however they generally vest over a three to four year period.  As of December 31, 2011, options to purchase 1,697,425 shares remain outstanding of which 517,500 pertain to options granted under the Incentive Plan, 679,925 pertain to stock options granted under the 2003 Plan and 500,000 were issued as non-plan inducement grants to officers commensurate with the start of their employment with the Company.

The unamortized stock compensation expense associated with the stock options at December 31, 2011 was $1,712,000 and will be recognized through the fourth quarter of 2015.

A summary of the Company’s stock options and changes during the years follow:

	2011			2010

		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Option	Exercise	Intrinsic	Option	Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value

Outstanding at beginning of year	935,875	$2.29		488,175	$2.19
Granted	857,500	2.23		568,000	2.60
Exercised	(48,450)	0.94		(70,300)	0.61
Canceled	(47,500)	2.34		(50,000)	3.72

Outstanding at end of year	1,697,425	$2.30	$57,232	935,875	$2.29	$877,788
Exercisable at end of year	472,256	$2.40	$30,517	361,208	$2.28	$360,287
Vested and expected to Vest at end of year	1,660,686	$2.30	$56,432	917,157	$2.29	$860,195

Weighted average grant-date fair value of options granted during the year		$1.58			$1.23

The total intrinsic value of stock options exercised was $95,335 in 2011 and $168,734 in 2010. The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. Similar to other option pricing models, the Black-Scholes model requires the input of highly subjective assumptions which may materially affect the estimated fair value of the Company’s stock options.

The fair value of each option granted during 2011 was estimated on the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected stock volatility of 85.6%, a weighted average expected option life of 5.8 years, an average risk-free interest rate of 1.82% and a 0.0% dividend yield. The fair value of each option granted during 2010 was estimated on the date of the grant using the Black-Scholes option-pricing model assuming a weighted average expected stock price volatility of 93.2% to 96.8%, a weighted average expected option life of 4.4 years, an average risk-free interest rate of 2.66% to 3.63% and a 0.0% average dividend yield. Risk-free interest rates approximate U.S. Treasury yields in effect at the time of the grant. The expected lives of the stock options are determined using historical data adjusted for the estimated exercise dates of unexercised options.  Volatility is determined using both current and historical implied volatilities of the underlying stock which is obtained from public data sources.

Additional information about stock options outstanding and exercisable at December 31, 2011 follows:

		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life in Years	Price	Exercisable	Price
$1.42 - $1.70	574,425	8.5	$1.65	106,925	$1.46
1.90 - 2.30	497,500	8.1	2.10	184,165	2.14
2.54 - 3.16	590,500	8.0	3.00	146,166	3.04
3.59 - 4.50	35,000	3.4	3.98	35,000	3.98
$1.42 -$4.50	1,697,425	8.1	$2.30	472,256	$2.40

During 2011, 83,718 shares of restricted stock were granted including 50,000 shares to executive officers of the Company and 23,718 shares to non-employee members of the board of directors. Those awards included a non-plan inducement restricted stock grant of 25,000 shares issued to our Vice President of Global Sales and Marketing commensurate with the start of his employment and a restricted stock grant for 25,000 shares issued to our Chief Financial Officer. As of December 31, 2011, 436,150 restricted shares issued to employees and members of the board of directors remain issued and non-vested.

During 2011, 11,001 shares of restricted stock were cancelled. As of December 31, 2011, 436,150 shares of non-vested restricted common stock remain outstanding.  Stock compensation expense of $1,741,000 has been recognized to December 31, 2011 related to restricted shares granted in 2011 and in prior years. The unamortized stock compensation expense associated with the restricted shares at December 31, 2011 was $624,500 and will be recognized through the first quarter of 2015.

The fair value of the restricted common shares was calculated based upon the market value of the common stock on the date of issuance.  Restricted stock granted to employees typically vests over a period of not less than three years while restricted stock granted to members of the board of directors vests ratably over twelve months from date of grant.

A summary of the restricted shares outstanding and changes for the years follow:

	2011	2010

Outstanding at beginning of year	484,070	190,265
Granted	83,718	451,222
Cancelled	(11,001)	(18,501)
Vested	(120,637)	(138,916)
Outstanding at end of year	436,150	484,070

Warrants to purchase 889,401 shares of common stock at a weighted average exercise price of $0.43 per share were outstanding at December 31, 2011. The warrants have no specific expiration date and have an exercise price range of $0.30 to $1.44 per share.  There were no warrants granted or exercised during 2011 and none granted during 2010.  During 2010, warrants to purchase 75,000 shares of common stock were exercised by a beneficiary of a former director of the Company.

The Company maintains an employee stock purchase plan. The CAS Medical Systems, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) was approved by shareholders on June 10, 2009 and accordingly, 150,000 shares of common stock were reserved for issuance under the Stock Purchase Plan. The initial offering period began on July 1, 2009. As of December 31, 2011, 17,010 shares were issued under the Stock Purchase Plan and certain amounts had been withheld from employees’ compensation to purchase an additional 6,472 shares which were issued during January 2012. The Stock Purchase Plan offers the

Company’s employees an opportunity to participate in a payroll-deduction based program designed to incentivize them to contribute to the Company’s success.  The Stock Purchase Plan replaced an employee stock purchase plan that had been in effect since June 2004.

(9)           BENEFIT PLANS

The Company maintains a 401(k) benefit plan for its employees, which generally allows participants to make contributions via salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis. Such deductions may be matched in part by discretionary contributions by the Company.  The Company suspended its discretionary matches during March 2009 and as such there were no matching contributions by the Company during 2010 and 2011.

(10)         INCOME TAXES

The components of current and deferred federal and state income tax expense (benefit) for the years ended December 31, 2011 and 2010 consist of:

	2011	2010
Current (benefit):
Federal	$—	$(3,116)
State	—	13,996
	—	10,880
Deferred (benefit):
Federal	(124,763)	(158,803)
State	—
	(124,763)	(158,803)
Income taxes (benefit) from continuing operations	$(124,763)	$(147,923)

A reconciliation of U.S. Federal income taxes computed at the statutory rate to income taxes shown in operations for the years ended December 31, 2011 and 2010 follows:

	2011	2010
Income taxes (benefit) from continuing operations at the statutory rate	$(2,193,005)	$(594,293)
State income taxes, net of federal effect	(49,846)	27,843
R&D and other tax credits	(105,322)	(23,082)
Stock options	—	57,181
Change in valuation allowance	2,237,294	410,360
Other	(13,884)	(25,932)
Income tax benefit from continuing operations	$(124,763)	$(147,923)

Deferred income tax assets and (liabilities) at December 31 relate to:

	2011	2010

Inventories	$238,476	$259,804
Warranty accrual	129,173	17,495
Allowance for doubtful accounts	61,233	61,233
Tax credits	426,448	321,126
Deferred gain on sale and leaseback	267,600	314,709
Restricted stock	236,892	20,405
Net operating loss carry forwards	2,550,952	442,699
Other	241,884	168,218
	4,152,658	1,605,689
Prepaid expenses	(104,836)	(108,534)
Deferred income tax assets and liabilities	3,518,374	1,281,080
Valuation allowance	(3,518,374)	(1,281,080)
Net deferred income tax assets and liabilities	$—	$—

The Company has performed the required analysis of both positive and negative evidence regarding the realization of our deferred income tax assets, including our past results of operations, recent cumulative losses and our forecast for future taxable income. The assessment required the use of assumptions about future revenues and pre-tax income making allowance for uncertainties surrounding the rate of adoption of our products in the market place, competitive influences and the investments required to increase our market share in certain markets for our products. As of December 31, 2011, we have concluded that it is more likely than not that such deferred income tax assets will not be realized and, accordingly, have established a deferred income tax asset valuation allowance in the amount of $3,518,374.

The Company’s federal net operating loss carry forward of $7,502,801 is scheduled to expire beginning in 2030. State net operating loss carry forwards of $1,384,836 are scheduled to expire between 2026 and 2031.

A reconciliation of unrecognized income tax benefits for 2011 and 2010 follows:

	2011	2010

Balance at beginning of year	$211,159	$277,280
Tax positions taken during a prior year	—	(87,121)
Increase for tax positions taken in current year	—	21,000
Balance at end of year	$211,159	$211,159

During 2010, $21,000 of taxes, interest and penalties were recorded on uncertain tax positions while $87,121 of tax positions taken during a prior year was decreased. As of December 31, 2011, $61,875 of interest and penalties were accrued. The total amount of unrecognized income tax benefits, if recognized, would affect the Company’s effective income tax rate by approximately $76,000. Currently, the Company does not believe that the unrecognized income tax benefits will significantly change in 2012.

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

Qualifying R&D costs of $367,000 in 2011 and $483,000 in 2010 were reimbursed under grants.  Such reimbursements are recorded as a reduction in R&D expenses.  The Company recognizes these reimbursements on an accrual basis as the qualifying costs are incurred. As of December 31, 2011, a maximum of approximately $300,000 remains available under the 2007 grant.

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

On October 27, 2010, a settlement was reached with Nellcor Puritan Bennett, LLC, as successor in interest to Somanetics Corporation, on Somanetics’ action for patent infringement and other claims against the Company. The terms of the confidential settlement (the “Settlement”) resolved all matters between the two parties as of the initiation of the lawsuit and caused the dismissal of the action with prejudice in a manner by which no payments were made to either party.  The Company incurred $737,000 of legal expenses during 2010 related to this matter.

On December 29, 2011, Nellcor Puritan Bennett LLC, which acquired the Somanetics Corporation in July 2010, filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging (i) breach of the Settlement, (ii) violation of the Lanham Act, (iii) common law unfair competition and (iv) trade libel.  The complaint requested injunctive relief and unspecified monetary damages, including compensatory damages and reasonable attorneys’ fees.  On February 24, 2012, the Company answered the complaint and denied substantially all of the claims and set forth certain affirmative defenses.  The matter remains pending, and while there can be no assurance as to the ultimate outcome, the Company does not believe at this time that its disposition would result in a material adverse effect on the Company.

Operating Leases

The Company currently leases three separate operating facilities and certain equipment under non-cancellable operating leases. Rent expense under these leases was $432,000 in 2011 and $423,000 in 2010. Future annual minimum rental payments as of December 31, 2011 to the expiration of the leases follow:

2012	$461,000
2013	482,000
2014	427,000
2015	328,000
2016	269,000
Thereafter	179,000
Total	$2,146,000

(14)        UNAUDITED QUARTERLY INFORMATION

Unaudited quarterly financial information follows. The quarterly financial information disclosed below reflects the Statcorp business unit results as discontinued operations.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Year ended December 31, 2011
Net sales	$5,643,124	$5,717,179	$5,785,832	$5,304,432	$22,450,567
Cost of sales	3,508,570	3,591,538	3,590,253	3,202,211	13,892,572
Gross profit	2,134,554	2,125,641	2,195,579	2,102,221	8,557,995
Loss from continuing operations	(1,245,623)	(1,547,902)	(1,839,564)	(1,692,163)	(6,325,252)
Income (loss) from discontinued operations, net of income taxes	39,692	207,896	(15,833)	10,433	242,188
Net loss	(1,205,931)	(1,340,006)	(1,855,397)	$(1,681,730)	$(6,083,064)
Preferred stock dividend accretion	—	74,158	288,145	268,840	631,143
Net loss applicable to common stockholders	$(1,205,931)	$(1,414,164)	$(2,143,542)	$(1,950,570)	$(6,714,207)
Basic and diluted income (loss) applicable to common stockholders: Continuing operations	$(0.10)	$(0.12)	$(0.16)	$(0.15)	$(0.53)
Discontinued operations	0.01	0.01	(0.00)	0.00	0.02
Net loss (1)	$(0.09)	$(0.11)	$(0.16)	$(0.15)	$(0.51)

Year ended December 31, 2010
Net sales	$6,108,444	$6,318,343	$5,801,603	$5,857,621	$24,086,011
Cost of sales	3,454,178	3,585,318	3,407,482	3,681,222	14,128,200
Gross profit	2,654,266	2,733,025	2,394,121	2,176,399	9,957,811
Income (loss) from continuing operations	38,880	(192,096)	(715,613)	(731,169)	(1,599,998)
Income (loss) from discontinued operations, net of income taxes	168,642	199,768	207,366	(280,855)	294,921
Net income (loss)	207,522	7,672	(508,247)	(1,012,024)	(1,305,077)
Preferred stock dividend accretion	—	—	—	—	—
Net income (loss) applicable to Common stockholders	$207,522	$7,672	$(508,247)	$(1,012,024)	$(1,305,077)
Basic and diluted income (loss) applicable to common stockholders: Continuing operations	$0.01	$(0.02)	$(0.06)	$(0.06)	$(0.13)
Discontinued operations	0.01	0.02	0.02	(0.02)	0.02
Net loss (1)	$0.02	$0.00	$(0.04)	$(0.08)	$(0.11)

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2011.  Based upon the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation was conducted to determine the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2011.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2 and 32.1 to this report.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Reference is made to the disclosure required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 25, 2012, and to be filed with the Securities and Exchange Commission.

Item 11.  Executive Compensation

Reference is made to the disclosure required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 25, 2012, and to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the disclosure required by Item 403 of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to shareholders on or about April 25, 2012, and to be filed with the Securities Exchange Commission.

The following table provides information regarding the Company’s equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensations plans

Equity compensation plans approved by security holders	1,197,425	$2.25	493,835

Equity compensation plans not approved by security holders	1,389,401	1.14	—
Total	2,586,826	$1.65	493,835

Securities remaining available for issuance under equity compensation plans approved by security holders are primarily from the CAS Medical Systems, Inc. 2011 Equity Incentive Plan. The equity compensation plans not approved by security holders consist of warrants to purchase 889,401 shares granted to both current and former directors of the Company as compensation for services rendered which have no expiration date and 400,000 shares under inducement stock options granted to certain officers of the Company commensurate with their employment with the Company.   See Note 8 “Share-Based Payment Plans” to the Company’s Financial Statements.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Reference is made to the disclosure required by Items 404 and 407(a) of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to shareholders on or about April 25, 2012, and to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

Reference is made to the proposal regarding the approval of the Registrant’s independent registered public accounting firm to be contained in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 25, 2012, and to be filed with the Securities and Exchange Commission.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The Company’s financial statements are included in response to Item 8 of this report.

Report of Independent Registered Public Accounting Firm

Financial Statements
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules

       None.

(3)  Exhibits

The Exhibits to this report are as set forth in the “Exhibit Index” beginning on page 29 of this report. Management contracts or compensatory plans or arrangements filed as an exhibit to this report are identified in the “Index to Exhibits” with an asterisk after the exhibit number.

EXHIBIT INDEX

2.1	Stock Purchase Agreement dated May 15, 2005 among CAS Medical Systems, Inc., Statcorp, Inc., and the Stockholders of Statcorp, Inc. (1)
3.1	Certificate of Incorporation of Registrant (2)
3.2	Amended and Restated Bylaws of Registrant (12)
10.1*	1994 Employees’ Incentive Stock Option Plan (5)
10.2*	CAS Medical Systems, Inc. Employee Stock Purchase Plan (6)
10.3*	CAS Medical Systems, Inc. 2003 Equity Incentive Plan (7)
10.4*	Form of Option Agreement (3)
10.5	Commercial Line of Credit Note and Loan Agreement with NewAlliance Bank (8)
10.6	Security Agreement between CAS Medical Systems, Inc. and NewAlliance Bank dated August 10, 2004 (8)
10.7	Commercial Loan and Security Agreement between CAS Medical Systems, Inc., NewAlliance Bank and Statcorp Inc. dated August 10, 2004 (1)
10.8	Modification Agreement between CAS Medical Systems, Inc. and NewAlliance Bank. (4)
10.9	Commercial Line of Credit Note and Loan Agreement between CAS Medical Systems, Inc. and NewAlliance Bank dated August 29, 2005 (9)
10.10	Security Agreement between CAS Medical Systems, Inc. and NewAlliance Bank dated August 29, 2005 (9)
10.11	Purchase and Sale Agreement between CAS Medical Systems, Inc. and Davis Marcus Partners, Inc. dated June 18, 2007 (10)
10.12	Lease Agreement between CAS Medical Systems, Inc. and DMP New Branford, LLC dated September 6, 2007 (10)
10.13	Commercial Loan Agreement dated February 11, 2008 between CAS Medical Systems, Inc. and NewAlliance Bank (12)
10.14	Commercial Revolving Promissory Note dated February 11, 2008 (12)
10.15	Security Agreement between CAS Medical Systems, Inc. and NewAlliance Bank dated February 11, 2008 (12)
10.16	Subscription Agreement dated May 9, 2008 with jVen Capital, LLC (13)
10.17	Amendment to the CAS Medical Systems, Inc. 2003 Equity Incentive Plan (14)
10.18	Debt Modification Agreement between CAS Medical Systems, Inc. and NewAlliance Bank dated December 31, 2008 (15)
10.19	Second Modification Agreement between CAS Medical Systems, Inc. and NewAlliance Bank dated April 3, 2009 (16)
10.20*	Employment Agreement with Jeffery A. Baird dated August 10, 2009 (17)
10.21*	Employment Agreement with Andrew E. Kersey dated August 10, 2009 (17)
10.22	Third Modification Agreement between CAS Medical Systems, Inc. and NewAlliance Bank dated March 11, 2010 (18)
10.23	Trademarks and Letters Patent Security Agreement between CAS Medical Systems, Inc. and NewAlliance Bank dated as of March 11, 2010 (18)
10.24	Guaranty dated as of March 11, 2010 from Statcorp, Inc. to NewAlliance Bank (18)
10.25	Security Agreement between Statcorp and NewAlliance Bank dated March 11, 2010 (18)
10.26	Modification and Reaffirmation of Commercial Loan and Security Agreement dated March 11, 2010 (18)
10.27	Subscription Agreement dated June 16, 2010 with several Subscribers (19)
10.28*	Employment Agreement between Thomas M. Patton dated August 27, 2010 (20)
10.29*	Inducement Non-Qualified Stock Option Agreement with Thomas M. Patton dated August 27, 2010 (20)
10.30*	Inducement Restricted Stock Agreement between Thomas M. Patton dated August 27, 2010 (20)
10.31*	Inducement Restricted Stock Agreement between Thomas M. Patton dated August 27, 2010 (20)
10.32	Asset Purchase Agreement dated November 5, 2010 by and among CAS Medical Systems, Inc., Statcorp, Inc. and OSI Optoelectronics, Inc. (21)
10.33*	Employment Agreement with Matthew J. Herwig dated January 7, 2011 (22)
10.34*	Inducement Non-Qualified Stock Option Agreement with Matthew J. Herwig dated January 7, 2011 (22)
10.35*	Inducement Restricted Stock Agreement with Matthew J. Herwig dated January 7, 2011 (22)

10.36	Investment Agreement, dated June 8, 2011, among CAS Medical Systems, Inc. and several Purchasers named therein (23)
10.37	Registration Rights Agreement, dated June 9, 2011, among CAS Medical Systems, Inc. and the several Purchasers named therein (23)
10.38	Form of Indemnification Agreement, dated June 9, 2011, between CAS Medical Systems, Inc. and the individual members of the Board of Directors of CAS Medical Systems, Inc. (23)
10.39*	CAS Medical Systems, Inc. 2011 Equity Incentive Plan (24)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO Pursuant to Rule 13a-14
31.2	Certification of CFO Pursuant to Rule 13a-14
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. 1350
101	Interactive data files pursuant to Rule 405 of Regulation S-T

(1)	Incorporated by reference to the Company’s Form 8-K/A filed July 29, 2005
(2)	Incorporated by reference to the Company’s Form 10-Q filed August 12, 2011
(3)	Incorporated by reference to the Company’s Form 10-KSB filed March 31, 2005
(4)	Incorporated by reference to the Company’s Form 10-QSB filed November 14, 2005
(5)	Incorporated by reference to the Company’s Form S-8 filed October 4, 2000
(6)	Incorporated by reference to the Company’s Form S-8 filed June 10, 2004, (333-116348)
(7)	Incorporated by reference to the Company’s Form S-8 filed June 10, 2004, (333-116349)
(8)	Incorporated by reference to the Company’s Form 10-QSB filed November 12, 2004
(9)	Incorporated by reference to the Company’s Form 8-K filed October 30, 2006
(10)	Incorporated by reference to the Company’s Form 8-K filed September 10, 2007
(11)	Incorporated by reference to the Company’s Form 8-K filed November 30, 2007
(12)	Incorporated by reference to the Company’s Form 8-K filed February 14, 2008
(13)	Incorporated by reference to the Company’s Form 8-K filed May 14, 2008
(14)	Incorporated by reference to the Company’s Form 8-K filed December 31, 2008
(15)	Incorporated by reference to the Company’s Form 8-K filed January 6, 2009
(16)	Incorporated by reference to the Company’s Form 10-K filed April 3, 2009
(17)	Incorporated by reference to the Company’s Form 10-Q filed August 12, 2009
(18)	Incorporated by reference to the Company’s Form 8-K filed March 17, 2010
(19)	Incorporated by reference to the Company’s Form 8-K filed June 16, 2010
(20)	Incorporated by reference to the Company’s Form 8-K filed August 27, 2010
(21)	Incorporated by reference to the Company’s Form 10-Q filed November 10, 2010
(22)	Incorporated by reference to the Company’s Form 8-K filed January 10, 2011
(23)	Incorporated by reference to the Company’s Form 8-K filed June 13, 2011
(24)	Incorporated by reference to the Company’s Proxy Statement filed April 26, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: March 27, 2012
By: Thomas M. Patton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lawrence Burstein	Date: March 27, 2012
Lawrence Burstein, Director

/s/ Evan Jones	Date: March 27, 2012
Evan Jones, Director

/s/ Gregory P. Rainey	Date: March 27, 2012
Gregory P. Rainey, Director

/s/ James E. Thomas	Date: March 27, 2012
James E. Thomas, Director

/s/ Kathleen A. Tune	Date: March 27, 2012
Kathleen A. Tune, Director

/s/ Kenneth R. Weisshaar	Date: March 27, 2012
Kenneth R. Weisshaar, Director

/s/ Thomas M. Patton	Date: March 27, 2012
Thomas M. Patton, President, Chief Executive
Officer and Director

/s/ Jeffery A. Baird	Date: March 27, 2012
Jeffery A. Baird, Chief Financial Officer
(Chief Financial and Accounting Officer)