Form 10-Q
period 2012-03-31
CAS MEDICAL SYSTEMS INC
filed 2012-05-08
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value   13,619,712 shares as of April 30, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31,	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$9,184,509	$11,387,300
Short-term investments	2,494,563	2,490,587
Accounts receivable, net of allowance	2,892,889	2,535,331
Inventories	3,354,242	3,276,568
Other current assets	296,823	299,620
Total current assets	18,223,026	19,989,406

Property and equipment:
Leasehold improvements	309,079	304,396
Equipment at customers	2,681,626	2,374,302
Machinery and equipment	5,105,196	5,034,300
	8,095,901	7,712,998
Accumulated depreciation and amortization	(5,797,743)	(5,583,358)
Property and equipment, net	2,298,158	2,129,640

Intangible and other assets, net	677,828	704,648

Total assets	$21,199,012	$22,823,694

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

Liabilities and Stockholders’ Equity	March 31,	December 31,
	2012	2011
Current liabilities:
Accounts payable	$1,544,829	$1,340,488
Accrued expenses	1,354,706	1,443,367
Total current liabilities	2,899,535	2,783,855

Deferred gain on sale and leaseback of property	731,130	764,789
Income taxes payable	211,159	211,159
Total liabilities	3,841,824	3,759,803

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value per share, 1,000,000
shares authorized -
Series A convertible preferred stock, 95,500 shares issued and outstanding, liquidation value of $10,103,236 at March 31, 2012	8,802,000	8,802,000
Series A exchangeable preferred stock, 54,500 shares issued and outstanding; liquidation value of $5,801,452 at March 31, 2012	5,135,640	5,135,640
Common stock, $.004 par value per share, 40,000,000
shares authorized, 13,705,712 and 13,701,273 shares
issued at March 31, 2012 and December 31, 2011,
respectively, including shares held in treasury	54,823	54,805
Common stock held in treasury, at cost – 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	11,170,298	10,930,927
Accumulated deficit	(7,704,093)	(5,758,001)
Total stockholders’ equity	17,357,188	19,063,891

Total liabilities and stockholders’ equity	$21,199,012	$22,823,694

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net sales	$5,408,819	$5,643,124

Cost of sales	3,373,745	3,508,570
Gross profit	2,035,074	2,134,554

Operating expenses:
Research and development	890,117	712,344
Selling, general and administrative	3,107,521	2,690,843
	3,997,638	3,403,187

Operating loss	(1,962,564)	(1,268,633)

Other income, net	(16,472)	(2,562)

Loss from continuing operations before income taxes	(1,946,092)	(1,266,071)

Income tax benefit	—	(20,448)

Loss from continuing operations	(1,946,092)	(1,245,623)
Income from discontinued operations, net of income taxes	—	39,692
Net loss	(1,946,092)	(1,205,931)

Preferred stock dividend accretion	273,545	—
Net loss applicable to common stockholders	$(2,219,637)	$(1,205,931)

Per share basic and diluted income (loss) applicable to common stockholders:
Continuing operations	$(0.17)	$(0.10)
Discontinued operations	—	0.01
Net loss	$(0.17)	$(0.09)

Weighted average number of common shares outstanding:
Basic and diluted	13,218,840	13,011,198

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(1,946,092)	$(1,205,931)
Less income from discontinued operations	—	39,692
Loss from continuing operations	(1,946,092)	(1,245,623)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	242,124	245,099
Stock compensation	228,648	210,189
Impaired capitalized patent costs	27,262	—
Amortization of gain on sale and leaseback	(33,659)	(33,659)
Deferred income taxes	—	(20,448)
Changes in operating assets and liabilities:
Accounts receivable	(357,558)	(571,909)
Inventories	(77,674)	(21,278)
Other current assets	2,797	(34,190)
Accounts payable and accrued expenses	115,680	(591,370)
Income taxes payable	—	13,655
Net cash used in operating activities of continuing operations	(1,798,472)	(2,049,534)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(393,840)	(237,120)
Short-term investments	(3,976)	—
Purchase of intangible assets	(17,244)	(70,150)
Net cash used in investing activities of continuing operations	(415,060)	(307,270)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,741	4,937
Net cash provided by financing activities of continuing operations	10,741	4,937

Net cash used in continuing operations	(2,202,791)	(2,351,867)
Cash flows from discontinued operations
Cash provided by operating activities of discontinued operations	—	60,140
Net cash provided by discontinued operations	—	60,140

Net change in cash and cash equivalents	(2,202,791)	(2,291,727)
Cash and cash equivalents, beginning of period	11,387,300	4,492,690
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,184,509	$2,200,963

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

See accompanying notes.

CAS Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2012

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

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2011.  The condensed consolidated balance sheet as of December 31, 2011 was derived from the audited financial statements.

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

On June 8, 2011, the Company entered into an investment agreement pursuant to which the Company issued on June 9, 2011 (i) 95,500 shares of a newly created series of preferred stock, designated “Series A Convertible Preferred Stock,” par value $0.001 per share, which are convertible into authorized but unissued shares of common stock, par value $0.004 per share, of the Company and (ii) 54,500 shares of a newly created series of preferred stock, designated “Series A Exchangeable Preferred Stock,” par value $0.001 per share, which are convertible, following stockholder approval, into authorized but unissued shares of common stock, par value $0.004 per share, of the Company. A special meeting of the Company’s stockholders took place on August 22, 2011 at which time the stockholders approved proposals that resulted in the modification of the Series A Exchangeable Preferred Stock such that the Series A Exchangeable Preferred Stock now has substantially identical terms to the Series A Convertible Preferred Stock.

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

Series A Exchangeable Preferred Stock

Prior to approval by the stockholders of the Company at the Special Meeting of Stockholders held on August 22, 2011, holders of the Series A Exchangeable Preferred Stock did not have any voting rights and the stated value of the Series A Exchangeable Preferred Stock of $100.00 per share accreted at an annual rate of 10%, compounded quarterly.  The Series A Preferred Stock was initially recorded as temporary equity as holders had the right to redeem their shares for cash five years from the issuance date. The redemption right terminated upon stockholder approval at which time the Company reclassified the Series A Exchangeable Preferred Stock, including accretion of $112,509, to permanent equity. Following approval by the stockholders of the Company, the Series A Exchangeable Preferred Stock now has substantially identical terms to the Series A Preferred Stock.

Pursuant to the terms of the Series A Preferred Stock and Series A Exchangeable Preferred Stock, a holder must issue a written request to the Company by June 15th 2011, 2012, or 2013 to receive cash dividends for the applicable succeeding four fiscal quarters ending June 30th, September 30th, December 31st, and March 31st. The holders have elected in writing not to receive cash dividends for the fiscal quarters through March 31, 2013. As of March 31, 2012, $904,688 in dividend accretion has accumulated on the Series A Preferred Stock and the Series A Exchangeable Preferred Stock.

(4)	Inventories; Property and Equipment; Intangible and Other Assets

Inventories consist of:

	March 31, 2012	December 31, 2011
Raw materials	$2,680,740	$2,504,526
Work in process	14,548	25,331
Finished goods	658,954	746,711
	$3,354,242	$3,276,568

Property and equipment are stated at cost and include FORE-SIGHT cerebral oximetry monitors primarily located at customer sites within the United States. Such equipment is typically held under a no-cost program whereby customers purchase disposable sensors for use with the Company’s equipment.  The Company retains title to the monitors shipped to its customers under this program. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

Intangible assets consist of patents issued, patents pending, trademarks and purchased technology which are recorded at cost. Patents are amortized on a straight-line basis over 20 years. Capitalized costs are amortized over their estimated useful lives.

Intangible and other assets consist of the following:

	March 31,	December 31,
	2012	2011

Patents and other assets	$711,985	$682,321
Patents pending	276,253	315,935
Purchased technology	46,026	46,026
	1,034,264	1,044,282
Accumulated amortization	(356,436)	(339,634)
	$677,828	$704,648

Amortization expense of intangible and other assets for the three months ended March 31, 2012 was $16,802. Estimated amortization expense for the calendar year 2012 is $66, 300.  Expected amortization expense of intangible and other assets for the next five calendar years follows:

2013	$53,000
2014	25,300
2015	15,400
2016	15,200
2017	15,200
$124,100

The Company reviews its intangibles and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the three months ended March 31, 2012, the Company wrote off $27,262 of capitalized patent costs related to certain abandoned patents.  The Company believes that the carrying amounts of its remaining long-lived assets are fully recoverable.

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

There was no impact to operating results from discontinued operations for the three months ended March 31, 2012.  Income from discontinued operations was $39,692, net of income taxes of $20,448, for the three months ended March 31, 2011 and primarily represented transition services performed by the Company during that period.

(7)	Income (Loss) per Common Share Applicable to Common Stockholders

Basic earnings (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if common stock equivalents such as unvested restricted common shares, outstanding warrants and options or convertible preferred stock were exercised or converted into common stock.  For all periods reported, the Company incurred net losses from continuing operations.  Therefore, for each period reported, diluted loss per share is equal to basic loss per share because the effect of including such common stock equivalents or other securities would have been anti-dilutive.

At March 31, 2012, stock options and warrants to purchase 1,651,292 and 889,401, shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. On an as-converted basis, 5,639,960 shares of common stock pertaining to the private placement of 150,000 shares of Series A convertible and exchangeable preferred stock issued on June 9, 2011 were also excluded as they would have been anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2012	2011

Loss from continuing operations	$(1,946,092)	$(1,245,623)
Preferred stock dividend accretion	273,545	—
Loss from continuing operations applicable to common stockholders	(2,219,637)	(1,245,623)
Income from discontinued operations	—	39,692
Net loss applicable to common stockholders	$(2,219,637)	$(1,205,931)

Weighted average shares outstanding, net of unvested restricted common shares – used to compute basic and diluted income (loss) per share applicable to common stockholders	13,218,840	13,011,198

(8)	Stock Compensation Expense and Share-based Payment Plans

Stock compensation expense was $228,648 and $210,189 for the three month periods ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,500,840.  Such amount, net of estimated forfeitures, will be recognized in operations through the fourth quarter of 2015.

The following table summarizes the Company’s stock option information as of and for the three-month period ended March 31, 2012

	Option	Weighted-Average	Aggregate Intrinsic	Weighted-Average Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years

Outstanding at December 31, 2011	1,697,425	$2.29	$57,232	8.1
Granted	30,000	1.74
Cancelled	(75,833)	2.50
Exercised	(300)	1.50
Outstanding at March 31, 2012	1,651,292	$2.28	$366,538	7.8
Exercisable at March 31, 2012	550,501	$2.46	$93,973	5.1
Vested and expected to vest at March 31, 2012	1,618,282	$2.28	$358,369	7.7

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

On June 8, 2011, at the Company’s annual meeting of stockholders, the CAS Medical Systems, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) was approved by its stockholders. The 2011 Plan provides for the availability of a maximum of 1,000,000 shares of the Company’s common stock, with a maximum of 500,000 shares available for issuance with respect to awards of restricted stock and restricted stock units. As of March 31, 2012, 515,000 shares of common stock remained available for issuance under the 2011 Plan. In addition, 27,000 shares remained available under the 2003 Equity Incentive Plan.

During the three months ended March 31, 2012, a stock option for 30,000 shares of common stock was granted to one employee of the Company. The fair value of the option granted was estimated on the date of grant to be $1.22 per share using the Black-Scholes option-pricing model assuming a weighted average expected stock price volatility of 83.9%, a weighted average expected option life of 5.9 years, an average risk-free interest rate of 1.1% and a 0.0% average dividend yield. The stock option vests over a three year period.

There were no grants of restricted stock during the three months ended March 31, 2012. As of March 31, 2012, 395,174 restricted shares issued to employees and members of the board of directors remain issued and non-vested. The unamortized stock compensation expense associated with the restricted shares at March 31, 2012 was $514,158 and will be recognized through the first quarter of 2015.

A summary of the restricted shares outstanding and changes for the relevant periods follow:

	Three Months Ended March 31, 2012	Weighted Average Grant Date Fair-Value

Outstanding at beginning of period	436,150	$2.23
Granted	—	—
Cancelled	(2,333)	1.89
Vested	(38,643)	2.62
Outstanding at end of period	395,174	$2.20

(9)	Short-term Investments

The Company’s short-term investments are held in certificates of deposit (“CDs”) with maturities greater than three months. These investments are recorded at amortized cost.

(10)	Income Taxes

The Company does not expect to record taxable income during its 2012 fiscal year. As such, income tax benefits that may be generated during 2012 would be offset by a deferred income tax asset valuation allowance. Management established the valuation allowance at December 31, 2009 as a result of then recent cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets concluding that a full valuation allowance is warranted. As of March 31, 2012, the deferred income tax asset valuation allowance balance was $4,190,000.

(11)	Legal Proceedings

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

            On October 27, 2010, a settlement was reached with Nellcor Puritan Bennett, LLC, (“Nellcor”) as successor in interest to Somanetics Corporation, on Somanetics’ action for patent infringement and other claims against the Company.  The terms of the confidential settlement (the “Settlement”) resolved all matters between the two parties as of the initiation of the lawsuit and caused the dismissal of the action with prejudice in a manner by which no payments were made to either party.  The Company incurred $737,000 of legal expenses during 2010 related to this matter.

           On December 29, 2011, Nellcor filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging (i) breach of the Settlement, (ii) violation of the Lanham Act, (iii) common law unfair competition and (iv) trade libel.  The complaint requested injunctive relief and unspecified monetary damages, including compensatory damages and reasonable attorneys’ fees.  On February 24, 2012, the Company answered the complaint and denied substantially all of the claims and set forth certain affirmative defenses.  The Court has issued a scheduling order requiring the parties to complete discovery by December 3, 2012, requiring the filing of dispositive motions by January 7, 2013 and setting a tentative trial date of July or August 2013.  The matter remains pending, and while there can be no assurance as to the ultimate outcome, the Company does not believe at this time that its disposition would result in a material adverse effect on the Company.

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

Results of Operations

For the three months ended March 31, 2012, the Company reported a net loss applicable to common stockholders of $2,220,000, or ($0.17) per basic and diluted common share, compared to a net loss applicable to common stockholders of $1,206,000, or ($0.09) per basic and diluted common share, for the three months ended March 31, 2011.  The results for the first quarter of 2011 did not contain preferred stock dividend accretion. The effect of the preferred stock dividend accretion for the first quarter of 2012 was ($0.02) per basic and diluted common share. The loss from continuing operations was $1,946,000, or ($0.17) per basic and diluted common share, compared to a loss from continuing operations of $1,246,000, or ($0.10) per basic and diluted common share, reported for the three months ended March 31, 2011.  There were no results from discontinued operations for the three months ended March 31, 2012 compared to income from discontinued operations of $40,000, or $0.01 per basic and diluted share, for the three months ended March 31, 2011.

The Company generated revenues of $5,409,000 for the three months ended March 31, 2012, a decrease of $234,000, or 4%, compared to revenues of $5,643,000 for the three months ended March 31, 2011.  The following table provides information with respect to revenues by major category:

Total Revenues ($000’s)

	Three Months Ended		Increase/	%
	March 31, 2012	March 31, 2011	(Decrease)	Change

Tissue Oximetry Monitoring	$1,704	$1,562	$142	9%
Traditional Vital Signs Monitoring	3,705	4,081	(376)	(9%)
	$5,409	$5,643	$(234)	(4%)

Domestic Sales	$4,211	$4,058	$153	4%
International Sales	1,198	1,585	(387)	(24%)
	$5,409	$5,643	$(234)	(4%)

Tissue oximetry product revenues of $1,704,000 for the three months ended March 31, 2012 were $142,000, or 9%, above the $1,562,000 reported for the same period in the prior year led by increased sensor sales. As of March 31, 2012, the Company’s worldwide installed base of oximetry monitors was 592 units, an increase of 41% above the installed based as March 31, 2011. Additional details are provided below.

Traditional vital signs monitoring product revenues for the three months ended March 31, 2012 decreased $376,000, or 9%, to $3,705,000 from $4,081,000 reported for the same period in the prior year. Decreases in sales of vital signs monitors to the U.S. government and other U.S. customers were partially offset by increases in international vital signs monitor sales and OEM technology product sales.

Sales of all products to the U.S. market accounted for $4,211,000, or 78%, of the total revenues reported for the three months ended March 31, 2012, an increase of $153,000, or 4%, from the $4,058,000 of U.S. sales reported for the three months ended March 31, 2011. The increase represents higher sales of tissue oximetry products and OEM technology partially offset by lower vital signs monitor sales.  International sales of all products accounted for $1,198,000, or 22%, of the total revenues reported for the three months ended March 31, 2012, a decrease of $387,000, or 24%, from the $1,585,000 reported for the same period of the prior year.  Increases in international vital signs monitor sales were more than offset by lower tissue oximetry sales and reductions in OEM technology sales.

The following table provides information with respect to tissue oximetry revenues:

Tissue Oximetry Revenues ($000’s)

	Three Months Ended	Three Months Ended	Increase/	%
	March 31, 2012	March 31, 2011	(Decrease)	Change

Sensor Sales	$1,445	$1,169	$276	24%
Monitors & Accessories	259	393	(134)	(34%)
	$1,704	$1,562	$142	9%

Domestic Sales	$1,330	$926	$404	44%
International Sales	374	636	(262)	(41%)
	$1,704	$1,562	$142	9%

Worldwide tissue oximetry sensor sales increased 24%, to $1,445,000 for the first quarter of 2012 from $1,169,000 for the first quarter of 2011. Domestic tissue oximetry product sales were $1,330,000, an increase of $404,000, or 44%, from the $926,000 recorded for the first quarter of 2011. International tissue oximetry product sales were $374,000, a decrease of $262,000, or 41%, from the first quarter of 2011 as a result of both lower monitor and sensor sales. International sales of tissue oximetry sensors and monitors are subject to large variability given the small number of distributors, the effect of tenders and the small overall volume.

Cost of sales was $3,374,000, or 62.4%, of revenues for the three months ended March 31, 2012 compared to $3,509,000, or 62.2% of revenues, for the same period in the prior year. Lower gross margins from unfavorable product mix were largely offset by reduced warranty costs. Lower gross margins are attributed to increased sales of international vital signs products which were partially offset by increased OEM technology sales with enhanced gross margins.

Total operating expenses for the three months ended March 31, 2012 increased $595,000, or 17%, to $3,998,000 from $3,403,000 for the three months ended March 31, 2011. Operating expenses increased as expected over 2011 levels as a result of incremental sales and marketing costs related to expansion of sales management and field sales personnel for the Company’s tissue oximetry product line and planned increases in R&D expenditures.  Management expects operating expenses to increase for the duration of the 2012 calendar year.

Research and development expenses increased $178,000, or 25%, to $890,000 for the three months ended March 31, 2012 compared to $712,000 for the three months ended March 31, 2011. The increase for the period resulted from additional employee costs due to personnel hires during the second half of 2011 and increased clinical evaluation costs offset by reduced engineering project expenditures and increased reimbursements from the National Institutes of Health (“NIH”).  NIH reimbursements totaled $130,000 for the three months ended March 31, 2012 compared to $78,000 for the three months ended March 31, 2011.  As of March 31, 2012, a maximum of approximately $200,000 remains available under the $2.8 million multi-year NIH award received in 2007.

Selling, general and administrative (“S,G&A”) expenses increased $417,000, or 15%, to $3,108,000 for the three months ended March 31, 2012 compared to $2,691,000 for the three months ended March 31, 2011. The increases in S,G&A for  the three months ended March 31, 2012 were primarily related to increased field sales and sales management personnel costs and related expenses, meetings and convention costs, which were partially offset by reduced recruitment and relocation expenses.

Other income improved to $16,000 for the three months ended March 31, 2012 compared to $3,000 of income for the three months ended March 31, 2011. The improvement results from interest income associated with interest bearing cash accounts and short-term investments.

The Company does not expect to record taxable income during its 2012 fiscal year. Income tax benefits that may be generated during 2012 would be offset by a deferred income tax asset valuation allowance. The income tax benefit for the three months ended March 31, 2011 of $20,000 for continuing operations was offset by related income tax expense for discontinued operations.

Management established the valuation allowance as of December 31, 2009 as a result of then recent cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets concluding that a full valuation allowance is warranted. As of March 31, 2012, the deferred income tax asset valuation allowance balance was $4,190,000.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2012, the Company's cash and cash equivalents and short-term investments totaled $11,679,000 compared to $13,878,000 as of December 31, 2011. Working capital decreased $1,883,000 to $15,323,000 as of March 31, 2012 from $17,206,000 as of December 31, 2011.

Cash used in continuing operations for the three months ended March 31, 2012 was $1,798,000 compared to cash used in operations of $2,050,000 for the same period in the prior year. Losses from continuing operations before depreciation, amortization and stock compensation expenses, and increases in accounts receivable were primarily responsible for the cash used by continuing operations. Cash used in operations for the three months ended March 31, 2011 resulted primarily from losses from continuing operations before depreciation and amortization including stock compensation expense and increases in accounts receivable and decreases in accounts payable and accrued expenses.

Cash used in investing activities was $415,000 for the three months ended March 31, 2012 compared to cash used in investing activities of $307,000 for the same period in the prior year. Expenditures for property and equipment for both periods were primarily comprised of Fore-Sight cerebral oximeter customer placements and demonstration equipment requirements.

Our 2012 business plans call for additional discretionary expenditures primarily to increase our efforts to develop and market our Fore-Sight tissue oximetry technology. Those business plans are to be funded from our current cash on hand which is expected to be sufficient to finance our operations for at least the next twelve months.

Cash flows may be influenced by a number of factors, including changing market conditions, market acceptance of the Fore-Sight system, and the loss of one or more key customers.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the condensed consolidated financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company’s critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation, and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company’s critical accounting policies and estimates, see Item 7 and Note 2 to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2011.  There were no significant changes in critical accounting policies and estimates during the three months ended March 31, 2012.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2012. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On October 27, 2010, a settlement was reached with Nellcor Puritan Bennett, LLC, (“Nellcor”) as successor in interest to Somanetics Corporation, on Somanetics’ action for patent infringement and other claims against the Company.  The terms of the confidential settlement (the “Settlement”) resolved all matters between the two parties as of the initiation of the lawsuit and caused the dismissal of the action with prejudice in a manner by which no payments were made to either party.  The Company incurred $737,000 of legal expenses during 2010 related to this matter.

On December 29, 2011, Nellcor filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging (i) breach of the Settlement, (ii) violation of the Lanham Act, (iii) common law unfair competition and (iv) trade libel.  The complaint requested injunctive relief and unspecified monetary damages, including compensatory damages and reasonable attorneys’ fees.  On February 24, 2012, the Company answered the complaint and denied substantially all of the claims and set forth certain affirmative defenses.  The Court has issued a scheduling order requiring the parties to complete discovery by December 3, 2012, requiring the filing of dispositive motions by January 7, 2013 and setting a tentative trial date of July or August 2013.  The matter remains pending, and while there can be no assurance as to the ultimate outcome, the Company does not believe at this time that its disposition would result in a material adverse effect on the Company.

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

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: May 8, 2012
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: May 8, 2012
By: Jeffery A. Baird
Chief Financial Officer