Form 10-Q
period 2012-06-30
CAS MEDICAL SYSTEMS INC
filed 2012-08-08
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value   13,661,192 shares as of August 1, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Assets	2012	2011

Current assets:
Cash and cash equivalents	$6,598,448	$11,387,300
Short-term investments	2,498,539	2,490,587
Accounts receivable, net of allowance	2,996,513	2,535,331
Inventories	3,611,185	3,276,568
Other current assets	428,623	299,620
Total current assets	16,133,308	19,989,406

Property and equipment:
Leasehold improvements	311,320	304,396
Equipment at customers	3,032,471	2,374,302
Machinery and equipment	5,323,918	5,034,300
	8,667,709	7,712,998
Accumulated depreciation and amortization	(6,041,855)	(5,583,358)
Property and equipment, net	2,625,854	2,129,640

Intangible and other assets, net	683,180	704,648

Total assets	$19,442,342	$22,823,694

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Liabilities and Stockholders’ Equity	2012	2011

Current liabilities:
Accounts payable	$1,537,809	$1,340,488
Accrued expenses	1,050,195	1,443,367
Total current liabilities	2,588,004	2,783,855

Deferred gain on sale and leaseback of property	697,470	764,789
Income taxes payable	211,159	211,159
Total liabilities	3,496,633	3,759,803

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value per share, 1,000,000
shares authorized -
Series A convertible preferred stock, 95,500 shares
issued and outstanding, liquidation value of
$10,280,042 at June 30, 2012	8,802,000	8,802,000
Series A exchangeable preferred stock, 54,500 shares
issued and outstanding; liquidation value of
$5,902,977 at June 30, 2012	5,135,640	5,135,640
Common stock, $.004 par value per share, 40,000,000
shares authorized, 13,739,996 and 13,701,273 shares
issued at June 30, 2012 and December 31, 2011,
respectively, including shares held in treasury	54,960	54,805
Common stock held in treasury, at cost – 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	11,408,290	10,930,927
Accumulated deficit	(9,353,701)	(5,758,001)
Total stockholders’ equity	15,945,709	19,063,891

Total liabilities and stockholders’ equity	$19,442,342	$22,823,694

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011

Net sales	$5,198,300	$5,717,179	$10,607,119	$11,360,303

Cost of sales	3,015,656	3,591,538	6,389,401	7,100,107
Gross profit	2,182,644	2,125,641	4,217,718	4,260,196

Operating expenses:
Research and development	949,704	805,229	1,839,821	1,517,573
Selling, general and administrative	2,897,182	2,977,904	6,004,703	5,668,747
	3,846,886	3,783,133	7,844,524	7,186,320

Operating loss	(1,664,242)	(1,657,492)	(3,626,806)	(2,926,124)

Other income, net	14,633	2,493	31,105	5,055

Loss from continuing operations before income taxes	(1,649,609)	(1,654,999)	(3,595,701)	(2,921,069)

Income tax benefit	—	107,097	—	127,544

Loss from continuing operations	(1,649,609)	(1,547,902)	(3,595,701)	(2,793,525)
Income from discontinued operations, net of income taxes	—	207,896	—	247,588
Net loss	(1,649,609)	(1,340,006)	(3,595,701)	(2,545,937)

Preferred stock dividend accretion	278,332	74,158	551,877	74,158
Net loss applicable to common stockholders	$(1,927,941)	$(1,414,164)	$(4,147,578)	$(2,620,095)

Per share basic and diluted income (loss) applicable to common stockholders:
Continuing operations	$(0.15)	$(0.12)	$(0.31)	$(0.22)
Discontinued operations	$—	$0.01	$—	$0.02
Net loss	$(0.15)	$(0.11)	$(0.31)	$(0.20)

Weighted average number of common shares outstanding:
Basic and diluted	13,260,345	13,086,493	13,239,593	13,048,845

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(3,595,701)	$(2,545,937)
Less income from discontinued operations	—	247,588
Loss from continuing operations	(3,595,701)	(2,793,525)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	501,892	454,569
Stock compensation	466,778	420,497
Impaired capitalized patent costs	27,262	—
Amortization of gain on sale and leaseback of property	(67,319)	(67,319)
Deferred income taxes	—	(127,545)
Changes in operating assets and liabilities:
Accounts receivable	(461,182)	(726,851)
Inventories	(334,617)	362,148
Other current assets	(129,003)	(121,066)
Accounts payable and accrued expenses	(195,851)	(543,077)
Income taxes payable	—	13,655
Net cash used in operating activities of continuing operations	(3,787,741)	(3,128,514)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(964,510)	(294,142)
Short-term investments	(7,952)	—
Purchase of intangible assets	(39,390)	(105,889)
Net cash used in investing activities of continuing operations	(1,011,852)	(400,031)

FINANCING ACTIVITIES:
Proceeds from note payable	—	154,150
Repayment of note payable	—	(19,815)
Proceeds from sale of preferred stock, net	—	13,876,562
Proceeds from issuance of common stock	10,741	38,113
Net cash provided by financing activities of continuing operations	10,741	14,049,010

Net cash (used in) provided by continuing operations	(4,788,852)	10,520,465
Cash flows from discontinued operations
Cash provided by operating activities of discontinued operations	—	375,133
Net cash provided by discontinued operations	—	375,133
Net change in cash and cash equivalents	(4,788,852)	10,895,598
Cash and cash equivalents, beginning of period	11,387,300	4,492,690
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,598,448	$15,388,288

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

See accompanying notes.

CAS Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2012

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

Series A Exchangeable Preferred Stock

Prior to approval by the stockholders of the Company at the Special Meeting of Stockholders held on August 22, 2011, holders of the Series A Exchangeable Preferred Stock did not have any voting rights and the stated value of the Series A Exchangeable Preferred Stock of $100.00 per share accreted at an annual rate of 10%, compounded quarterly.  The Series A Exchangeable Preferred Stock was initially recorded as temporary equity as holders had the right to redeem their shares for cash five years from the issuance date. The redemption right terminated upon stockholder approval at which time the Company reclassified the Series A Exchangeable Preferred Stock, including accretion of $112,509, to permanent equity. Following approval by the stockholders of the Company, the Series A Exchangeable Preferred Stock now has substantially identical terms to the Series A Preferred Stock.

Pursuant to the terms of the Series A Preferred Stock and Series A Exchangeable Preferred Stock, a holder must issue a written request to the Company by June 15th 2011, 2012, or 2013 to receive cash dividends for the applicable succeeding four fiscal quarters ending June 30th, September 30th, December 31st, and March 31st. The holders have elected in writing not to receive cash dividends for the fiscal quarters through March 31, 2013. As of June 30, 2012, $1,183,020 in dividend accretion has accumulated on the Series A Preferred Stock and the Series A Exchangeable Preferred Stock.

(4)	Inventories; Property and Equipment; Intangible and Other Assets

Inventories consist of:

	June 30, 2012	December 31, 2011

Raw materials	$2,613,888	$2,504,526
Work in process	23,839	25,331
Finished goods	973,458	746,711
	$3,611,185	$3,276,568

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

Intangible and other assets consist of the following:

	June 30,	December 31,
	2012	2011

Patents and other assets	$716,588	$682,321
Patents pending	293,796	315,935
Purchased technology	46,026	46,026
	1,056,410	1,044,282
Accumulated amortization	(373,230)	(339,634)
	$683,180	$704,648

Amortization expense of intangible and other assets for the six months ended June 30, 2012 was $33,597. Estimated amortization expense for the calendar year 2012 is $66,800. Expected amortization expense of intangible and other assets for the next five calendar years follows:

2013	$53,900
2014	26,200
2015	15,800
2016	15,200
2017	15,200
$126,300

The Company reviews its intangibles and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the six months ended June 30, 2012, the Company wrote off $27,262 of capitalized patent costs related to certain abandoned patents.  The Company believes that the carrying amounts of its remaining long-lived assets are fully recoverable.

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

There was no impact to operating results from discontinued operations for the six months ended June 30, 2012.  Income from discontinued operations was $247,588, net of income taxes of $127,545, for the six months ended June 30, 2011 and primarily represented the earn-out fees referred to above and transition services performed by the Company during that period.

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

At June 30, 2012, stock options and warrants to purchase 1,634,625 and 889,401, shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. On an as-converted basis, 5,738,659 shares of common stock pertaining to the private placement of 150,000 shares of Series A convertible and exchangeable preferred stock issued on June 9, 2011 were also excluded as they would have been anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Loss from continuing operations	$(1,649,609)	$(1,547,902)	$(3,595,701)	$(2,793,525)
Preferred stock dividend accretion	278,332	74,158	551,877	74,158
Loss from continuing operations applicable to common stockholders	(1,927,941)	(1,622,060)	(4,147,578)	(2,867,683)
Income from discontinued operations	—	207,896	—	247,588
Net loss applicable to common stockholders	$(1,927,941)	$(1,414,164)	$(4,147,578)	$(2,620,095)

Weighted average shares outstanding, net of unvested restricted common shares – used to compute basic and diluted income (loss) per share applicable to common stockholders	13,260,345	13,086,493	13,239,593	13,048,845

(8)	Stock Compensation Expense and Share-based Payment Plans

Stock compensation expense was $238,130 and $210,308, and $466,778 and $420,497 for the three and six-month periods ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,829,850.  Such amount, net of estimated forfeitures, will be recognized in operations through the fourth quarter of 2015.

The following table summarizes the Company’s stock option information as of and for the six-month period ended June 30, 2012:

	Option	Weighted-Average	Aggregate Intrinsic	Weighted-Average Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years

Outstanding at December 31, 2011	1,697,425	$2.29	$57,232	8.1
Granted	30,000	1.74
Cancelled	(92,500)	2.38
Exercised	(300)	1.50
Outstanding at June 30, 2012	1,634,625	$2.28	$42,614	7.5
Exercisable at June 30, 2012	595,084	$2.45	$27,884	5.1
Vested and expected to vest at June 30, 2012	1,603,453	$2.28	$42,173	7.5

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

On June 8, 2011, at the Company’s annual meeting of stockholders, the CAS Medical Systems, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) was approved by its stockholders. The 2011 Plan provides for the availability of a maximum of 1,000,000 shares of the Company’s common stock, with a maximum of 500,000 shares available for issuance with respect to awards of restricted stock and restricted stock units. As of June 30, 2012, 491,000 shares of common stock remained available for issuance under the 2011 Plan, of which 466,000 were available for awards as restricted stock. In addition, 34,000 shares remained available under the 2003 Equity Incentive Plan.

During the six months ended June 30, 2012, a stock option for 30,000 shares of common stock was granted to one employee of the Company. The fair value of the option granted was estimated on the date of grant to be $1.22 per share using the Black-Scholes option-pricing model assuming a weighted average expected stock price volatility of 83.9%, a weighted average expected option life of 5.9 years, an average risk-free interest rate of 1.1% and a 0.0% average dividend yield. The stock option vests over a three year period.

During June 2012, 34,284 shares of restricted common stock were granted to non-employee members of the Board of Directors which vest ratably over twelve months from the date of grant. The grants were intended to approximate $10,000 in cash value based upon the market price of the Company’s stock on the date of grant. There were no other grants of restricted stock during the six months ended June 30, 2012. As of June 30, 2012, 375,118 restricted shares issued to employees and members of the Board of Directors remain issued and non-vested. The unamortized stock compensation expense associated with the restricted shares at June 30, 2012 was $472,369 and will be recognized through the first quarter of 2015.

             A summary of the restricted shares outstanding and changes for the relevant periods follow:

	Six Months Ended June 30, 2012	Weighted Average Grant Date Fair-Value

Outstanding at beginning of period	436,150	$2.23
Granted	34,284	1.75
Cancelled	(2,333)	1.89
Vested	(92,983)	2.29
Outstanding at end of period	375,118	$2.18

(9)	Short-term Investments

The Company’s short-term investments are held in certificates of deposit (“CDs”) with maturities greater than three months. These investments are recorded at amortized cost.

(10)	Income Taxes

The Company does not expect to record taxable income during its 2012 fiscal year. As such, income tax benefits that may be generated during 2012 would be offset by a deferred income tax asset valuation allowance. Management established the valuation allowance at December 31, 2009 as a result of then recent cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets concluding that a full valuation allowance is warranted. As of June 30, 2012, the deferred income tax asset valuation allowance balance was $4,759,000.

(11)	Legal Proceedings

            On December 29, 2011, Nellcor Puritan Bennett, LLC, (“Nellcor”) filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging (i) breach of the settlement agreement with respect to a prior litigation matter between the parties, (ii) violation of the Lanham Act, (iii) common law unfair competition and (iv) trade libel.  The complaint requested injunctive relief and unspecified monetary damages, including compensatory damages and reasonable attorneys’ fees.  On February 24, 2012, the Company answered the complaint and denied substantially all of the claims and set forth certain affirmative defenses.  The Court has issued a scheduling order requiring the parties to complete discovery by December 3, 2012, requiring the filing of dispositive motions by January 7, 2013 and setting a tentative trial date of July or August 2013. On July 20, 2012, Nellcor filed a partial motion for summary judgment asking the Court to determine that the Company breached the settlement agreement and to enter an order enjoining the Company from taking any further action before the United States Patent and Trademark Office regarding a certain patent reexamination/reissue proceeding. The summary judgment motion does not seek a determination that Nellcor is entitled to damages, but does reserve the right to seek damages in a later motion. The Company's time for filing a response has not expired, and it plans on opposing the summary judgment motion.  The matter remains pending, and while there can be no assurance as to the ultimate outcome, the Company does not believe at this time that its disposition would result in a material adverse effect on the Company.

(12)	Subsequent Event

On July 31, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (the “Bank”).  Pursuant to the Loan Agreement, the Bank provided the Company with a secured $3,500,000 term loan (the “Term Loan”) which bears interest at 5.5% and is scheduled to mature on July 31, 2015.  The Term Loan contains a twelve month interest-only feature, with principal payable in 24 equal installments of approximately $154,000 commencing in August 2013.

            The Loan Agreement also provides for a $2,500,000 revolving line-of-credit which expires on January 31, 2014 (the “Revolver”).  Under the Loan Agreement, advances under the Revolver bear interest at a floating rate equal to 2.00% above the Bank’s prime rate (with a 3.25% floor on the prime rate).  Interest on the loans is payable monthly.  Under the terms of the Loan Agreement, the Company is permitted to borrow against eligible accounts receivable as defined under the Loan Agreement according to pre-established criteria.

            The obligations under the Loan Agreement are secured by a lien on substantially all assets of the Company, excluding intellectual property; provided that following an event of default, such security interest would also include intellectual property.

           The Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, make certain investments and acquisitions and dispose of assets outside the ordinary course of business.  The Loan Agreement also contains financial covenants, measured quarterly, relating to the Company’s tangible net worth, and non-financial covenants with respect to the timing of certain new product approvals.

            In connection with the Loan Agreement, on July 31, 2012 the Company issued to the Bank a warrant to purchase 133,333 shares of Company common stock for a five-year period expiring on July 31, 2017, at an exercise price of $1.80 per share.

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

Results of Operations

            For the three months ended June 30, 2012, the Company reported a net loss applicable to common stockholders of $1,928,000, or ($0.15) per basic and diluted common share, compared to a net loss applicable to common stockholders of $1,414,000, or ($0.11) per basic and diluted common share, for the three months ended June 30, 2011.  The loss from continuing operations was $1,650,000 compared to a loss from continuing operations of $1,548,000 reported for the three months ended June 30, 2011.

           For the six months ended June 30, 2012, the Company incurred a net loss applicable to common stockholders of $4,148,000, or ($0.31) per basic and diluted common share, compared to a net loss of applicable to common stockholders of $2,620,000, or ($0.20) per basic and diluted common share, for the first six months of the prior year. The loss from continuing operations was $3,596,000 compared to a loss from continuing operations of $2,794,000 reported for the six months ended June 30, 2011. There were no results from discontinued operations for the six months ended June 30, 2012 compared to income from discontinued operations of $248,000, or $0.02 per basic and diluted share, for the six months ended June 30, 2011.

The Company generated revenues of $5,198,000 for the three months ended June 30, 2012, a decrease of $519,000, or 9%, compared to revenues of $5,717,000 for the three months ended June 30, 2011.  The following table provides information with respect to revenues by major category:

Total Revenues ($000’s)

	Three Months	Three Months
	Ended	Ended	Increase/	%
	June 30, 2012	June 30, 2011	(Decrease)	Change

Tissue Oximetry Monitoring	$1,930	$1,774	$156	9%
Traditional Vital Signs Monitoring	3,268	3,943	(675)	(17%)
	$5,198	$5,717	$(519)	(9%)

Domestic Sales	$3,834	$4,183	$(349)	(8%)
International Sales	1,364	1,534	(170)	(11%)
	$5,198	$5,717	$(519)	(9%)

Tissue oximetry product revenues of $1,930,000 for the three months ended June 30, 2012 were $156,000, or 9%, above the $1,774,000 reported for the same period in the prior year led by increased sensor sales. As of June 30, 2012, the Company’s worldwide installed base of oximetry monitors was 638 units, an increase of 33% above the installed base of 480 as of June 30, 2011.

Traditional vital signs monitoring product revenues for the three months ended June 30, 2012 decreased $675,000, or 17%, to $3,268,000 from $3,943,000 reported for the same period in the prior year. Lower sales of vital signs monitors to the U.S. government were primarily responsible for the shortfall.

Sales of all products to the U.S. market accounted for $3,834,000, or 74%, of the total revenues reported for the three months ended June 30, 2012, a decrease of $349,000, or 8%, from the $4,183,000 of U.S. sales reported for the three months ended June 30, 2011. Increased domestic tissue oximetry sales were more than offset by lower domestic traditional vital signs monitor sales. International sales of all products accounted for $1,364,000, or 26%, of the total revenues reported for the three months ended June 30, 2012, a decrease of $170,000, or 11%, from the $1,534,000 reported for the same period of the prior year. Increases in international traditional vital signs monitor sales were more than offset by lower tissue oximetry sales.

The following table provides information with respect to tissue oximetry revenues:

Tissue Oximetry Revenues ($000’s)
	Three Months Ended	Three Months Ended	Increase/	%
	June 30, 2012	June 30, 2011	(Decrease)	Change

Sensor Sales	$1,722	$1,184	$538	45%
Monitors & Accessories	208	590	(382)	(65%)
	$1,930	$1,774	$156	9%

Domestic Sales	$1,586	$1,077	$509	47%
International Sales	344	697	(353)	(51%)
	$1,930	$1,774	$156	9%

Worldwide tissue oximetry sensor sales increased 45% to $1,722,000 for the second quarter of 2012 from $1,184,000 for the second quarter of 2011. Domestic tissue oximetry product sales were $1,586,000, an increase of $509,000, or 47%, from the $1,077,000 recorded for the second quarter of 2011. International tissue oximetry product sales were $344,000, a decrease of $353,000 from the second quarter of 2011 as a result of both lower monitor and sensor sales. International sales of tissue oximetry monitors and sensors continue to be subject to significant variability due to the small number of distributors, the effect of tenders and the small overall volume.

Total Revenues ($000’s)

	Six Months Ended	Six Months Ended	Increase/	%
	June 30, 2012	June 30, 2011	(Decrease)	Change

Tissue Oximetry Monitoring	$3,634	$3,337	$297	9%
Traditional Vital Signs Monitoring	6,973	8,023	(1,050)	(13%)
	$10,607	$11,360	$(753)	(7%)

Domestic Sales	$8,045	$8,241	$(196)	(2%)
International Sales	2,562	3,119	(557)	(18%)
	$10,607	$11,360	$(753)	(7%)

Tissue oximetry product revenues of $3,634,000 for the six months ended June 30, 2012 were $297,000, or 9%, above the $3,337,000 reported for the same period in the prior year led by increased sensor sales.

Traditional vital signs monitoring product revenues for the six months ended June 30, 2012 decreased $1,050,000, or 13%, to $6,973,000 from $8,023,000 reported for the same period in the prior year. Decreases in sales of vital signs monitors primarily to the U.S. government were partially offset by increases in international vital signs monitor sales.

Sales of all products to the U.S. market accounted for $8,045,000, or 76%, of the total revenues reported for the six months ended June 30, 2012, a decrease of $196,000, or 2%, from the $8,241,000 of U.S. sales reported for the six months ended June 30, 2011. The decrease represents the net effect of higher sales of tissue oximetry products and OEM technology products which were more than offset by lower vital signs monitor sales.  International sales of all products accounted for $2,562,000, or 24%, of the total revenues reported for the six months ended June 30, 2012, a decrease of $557,000, or 18%, from the $3,119,000 reported for the same period of the prior year.  Decreases in tissue oximetry sales were partially offset by increases in vital signs monitor sales.

The following table provides information with respect to tissue oximetry revenues:

Tissue Oximetry Revenues ($000’s)

	Six Months Ended	Six Months Ended	Increase/	%
	June 30, 2012	June 30, 2011	(Decrease)	Change

Sensor Sales	$3,168	$2,354	$814	35%
Monitors & Accessories	466	983	(517)	(53%)
	$3,634	$3,337	$297	9%

Domestic Sales	$2,916	$2,004	$912	46%
International Sales	718	1,333	(615)	(46%)
	$3,634	$3,337	$297	9%

Worldwide tissue oximetry product sales increased 9% to $3,634,000 for the first six months of 2012 from $3,337,000 for the first six months of 2011. A 35% increase in worldwide sensor sales was partially offset by decreases in oximeter monitor sales. Domestic tissue oximetry product sales were $2,916,000, an increase of $912,000, or 46%, from the $2,004,000 recorded for the first six months of 2011. International tissue oximetry product sales were $718,000, a decrease of $615,000, or 46%, from the first six months of 2011 as a result of both lower monitor and sensor sales. International sales of tissue oximetry monitors and sensors are subject to large variability given the small number of distributors, the effect of tenders and the small overall volume.

Cost of sales was $3,016,000, or 58%, of revenues for the three months ended June 30, 2012 compared to $3,592,000, or 62.8% of revenues, for the same period in the prior year. Cost of sales was $6,389,000, or 60.2% of revenues for the six months ended June 30, 2012 compared to $7,100,000, or 62.5%, for the six months ended June 30, 2011. Slightly lower gross margins from unfavorable product mix were more than offset by lower manufacturing variances, improved factory productivity and reduced warranty costs.

Total operating expenses for the three months ended June 30, 2012 increased $64,000, or 2%, to $3,847,000 from $3,783,000 for the three months ended June 30, 2011. Operating expenses for the first six months increased $659,000, or 9%, to $7,845,000 from $7,186,000. Operating expenses increased as expected over 2011 levels as a result of incremental sales and marketing costs related to expansion of sales management and field sales personnel for the Company’s tissue oximetry product line and planned increases in R&D expenditures.  Management expects operating expenses to increase for the duration of the 2012 calendar year.

Research and development expenses increased $145,000, or 18%, to $950,000 for the three months ended June 30, 2012 compared to $805,000 for the three months ended June 30, 2011. R&D expenses increased $322,000, or 21%, to $1,840,000 for the six months ended June 30, 2012 compared to $1,518,000 for the same period of the prior year. The increase for the three and six-month periods resulted from increased personnel related costs and increased clinical evaluation costs. R&D expenses are reported net of reimbursements from the National Institutes of Health (“NIH”).  NIH reimbursements totaled $230,000 for the six months ended June 30, 2012 compared to $289,000 for the six months ended June 30, 2011.  As of June 30, 2012, a maximum of approximately $100,000 remains available under the $2.8 million multi-year NIH award received in 2007.

Selling, general and administrative (“S,G&A”) expenses decreased $81,000, or 3%, to $2,897,000 for the three months ended June 30, 2012 compared to $2,978,000 for the three months ended June 30, 2011. The decreases were comprised of a number of factors including lower marketing spending and reduced administrative costs. For the six months ended June 30, 2012, S,G&A expenses were $6,005,000, an increase of 6% from the $5,669,000 reported for the first six months of 2011. The increases were primarily related to increased personnel including travel and entertainment and outside professional services.

Other income improved to $15,000 and $31,000, respectively, for the three and six month periods ended June 30, 2012 compared to $2,000 and $5,000, respectively, of income reported for the three and six month periods ended June 30, 2011. The improvement results from interest income associated with interest bearing cash accounts and short-term investments.

The Company does not expect to record taxable income during its 2012 fiscal year. Income tax benefits that may be generated during 2012 would be offset by a deferred income tax asset valuation allowance. The income tax benefit for the six months ended June 30, 2011 of $128,000 for continuing operations was offset by related income tax expense for discontinued operations.

Management established the valuation allowance as of December 31, 2009 as a result of then recent cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets concluding that a full valuation allowance is warranted. As of June 30, 2012, the deferred income tax asset valuation allowance balance was $4,759,000.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2012, the Company's cash and cash equivalents and short-term investments totaled $9,097,000 compared to $13,878,000 as of December 31, 2011. Working capital decreased $3,661,000 to $13,545,000 as of June 30, 2012 from $17,206,000 as of December 31, 2011.

Cash used in continuing operations for the six months ended June 30, 2012 was $3,788,000 compared to cash used in operations of $3,129,000 for the same period in the prior year. Losses from continuing operations before depreciation, amortization and stock compensation expenses, and increases in accounts receivable and inventories were primarily responsible for the cash used by continuing operations. Cash used in operations for the six months ended June 30, 2011 resulted primarily from losses from continuing operations before depreciation, amortization and stock compensation expense and increases in accounts receivable and decreases in accounts payable and accrued expenses.

Cash used in investing activities was $1,012,000 for the six months ended June 30, 2012 compared to cash used in investing activities of $400,000 for the same period in the prior year. Expenditures for property and equipment for both periods were primarily comprised of Fore-Sight cerebral oximeter customer placements and demonstration equipment requirements.

On July 31, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (the “Bank”).  Pursuant to the Loan Agreement, the Bank provided the Company with a secured $3,500,000 term loan (the “Term Loan”) which bears interest at 5.5% and is scheduled to mature on July 31, 2015.  The Term Loan contains a twelve month interest-only feature, with principal payable in 24 equal installments of approximately $154,000 commencing in August 2013.

The Loan Agreement also provides for a $2,500,000 revolving line-of-credit which expires on January 31, 2014 (the “Revolver”).  Under the Loan Agreement, advances under the Revolver bear interest at a floating rate equal to 2.00% above the Bank’s prime rate (with a 3.25% floor on the prime rate).  Interest on the loans is payable monthly.  Under the terms of the Loan Agreement, the Company is permitted to borrow against eligible accounts receivable as defined under the Loan Agreement according to pre-established criteria.

The obligations under the Loan Agreement are secured by a lien on substantially all assets of the Company, excluding intellectual property; provided that following an event of default, such security interest would also include intellectual property.

The Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, make certain investments and acquisitions and dispose of assets outside the ordinary course of business.  The Loan Agreement also contains financial covenants, measured quarterly, relating to the Company’s tangible net worth, and non-financial covenants with respect to the timing of certain new product approvals.

In connection with the Loan Agreement, on July 31, 2012 the Company issued to the Bank a warrant to purchase 133,333 shares of Company common stock for a five-year period expiring on July 31, 2017, at an exercise price of $1.80 per share.

Our 2012 business plans call for additional discretionary expenditures primarily to increase our efforts to develop and market our Fore-Sight tissue oximetry technology. Those business plans are to be funded from our current cash on hand and funds available from the debt financing referred to above, the aggregate of which is expected to be sufficient to finance our operations for at least the next twelve months.

Cash flows may be influenced by a number of factors, including changing market conditions, market acceptance of the Fore-Sight system, and the loss of one or more key customers.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the condensed consolidated financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company’s critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation, and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company’s critical accounting policies and estimates, see Item 7 and Note 2 to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2011.  There were no significant changes in critical accounting policies and estimates during the three months ended June 30, 2012.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2012. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2 and 32.1 to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

            On December 29, 2011, Nellcor Puritan Bennett, LLC, (“Nellcor”) filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging (i) breach of the settlement agreement with respect to a prior litigation matter between the parties, (ii) violation of the Lanham Act, (iii) common law unfair competition and (iv) trade libel.  The complaint requested injunctive relief and unspecified monetary damages, including compensatory damages and reasonable attorneys’ fees.  On February 24, 2012, the Company answered the complaint and denied substantially all of the claims and set forth certain affirmative defenses.  The Court has issued a scheduling order requiring the parties to complete discovery by December 3, 2012, requiring the filing of dispositive motions by January 7, 2013 and setting a tentative trial date of July or August 2013. On July 20, 2012, Nellcor filed a partial motion for summary judgment asking the Court to determine that the Company breached the settlement agreement and to enter an order enjoining the Company from taking any further action before the United States Patent and Trademark Office regarding a certain patent reexamination/reissue proceeding. The summary judgment motion does not seek a determination that Nellcor is entitled to damages, but does reserve the right to seek damages in a later motion. The Company's time for filing a response has not expired, and it plans on opposing the summary judgment motion.  The matter remains pending, and while there can be no assurance as to the ultimate outcome, the Company does not believe at this time that its disposition would result in a material adverse effect on the Company.

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

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: August 8, 2012
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: August 8, 2012
By: Jeffery A. Baird
Chief Financial Officer