Form 10-Q
period 2012-09-30
CAS MEDICAL SYSTEMS INC
filed 2012-11-08
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value   13,681,192 shares as of November 1, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Assets	2012	2011

Current assets:
Cash and cash equivalents	$9,890,223	$11,387,300
Short-term equivalents	1,253,189	2,490,587
Accounts receivable, net of allowance	3,422,413	2,535,331
Inventories	3,402,944	3,276,568
Other current assets	435,205	299,620
Total current assets	18,403,974	19,989,406

Property and equipment:
Leasehold Improvements	311,320	304,396
Equipment at customers	3,341,339	2,374,302
Machinery and equipment	5,361,764	5,034,300
	9,014,423	7,712,998
Accumulated depreciation and amortization	(6,241,424)	(5,583,358)
Property and equipment, net	2,772,999	2,129,640

Intangible and other assets, net	820,277	704,648

Total assets	$21,997,250	$22,823,694

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Liabilities and Stockholders' Equity	2012	2011

Current liabilities:
Accounts payable	$1,547,286	$1,340,488
Accrued expenses	1,420,274	1,443,367
Current portion long-term debt	277,221	—
Total current liabilities	3,244,781	2,783,855

Deferred gain on sale and leaseback of property	663,811	764,789
Income taxes payable	211,159	211,159
Long-term debt, less current portion	3,088,697	—
Total liabilities	7,208,448	3,759,803

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value per share, 1,000,000
shares authorized -
Series A convertible preferred stock, 95,500 shares
issued and outstanding, liquidation value of
$10,459,943 at September 30, 2012	8,802,000	8,802,000
Series A exchangeable preferred stock, 54,500 shares
issued and outstanding, liquidation value of
$6,006,280 at September 30, 2012	5,135,640	5,135,640
Common stock, $.004 par value per share, 40,000,000
shares authorized, 13,767,192 and 13,701,273 shares
issued at September 30, 2012 and December 31, 2011,
respectively, including shares held in treasury	55,069	54,805
Common Stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)

Additional paid-in capital	11,816,027	10,930,927
Accumulated deficit	(10,918,454)	(5,758,001)
Total stockholders' equity	14,788,802	19,063,891

Total liabilities and stockholders' equity	$21,997,250	$22,823,694

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales	$6,110,813	$5,785,832	$16,717,932	$17,146,135

Cost of sales	3,596,056	3,590,253	9,985,457	10,690,360
Gross profit	2,514,757	2,195,579	6,732,475	6,455,775

Operating expenses:
Research and development	906,202	996,132	2,746,023	2,513,705
Selling, general and administrative	3,131,409	3,039,552	9,136,112	8,708,299
Total operating expenses	4,037,611	4,035,684	11,882,135	11,222,004

Operating loss	(1,522,854)	(1,840,105)	(5,149,660)	(4,766,229)

Other expense (income), net	41,898	(8,696)	10,793	(13,751)

Loss from continuing operations
before income taxes	(1,564,752)	(1,831,409)	(5,160,453)	(4,752,478)

Income tax expense (benefit)	—	8,155	—	(119,389)

Loss from continuing operations	(1,564,752)	(1,839,564)	(5,160,453)	(4,633,089)

(Loss) income from discontinued
operations, net of income taxes	—	(15,833)	—	231,755
Net loss	(1,564,752)	(1,855,397)	(5,160,453)	(4,401,334)

Preferred stock dividend accretion	283,203	288,145	835,080	362,303
Net loss applicable to common
stockholders	$(1,847,955)	$(2,143,542)	$(5,995,533)	$(4,763,637)

Per share basic and diluted income (loss)
applicable to common stockholders:
Continuing Operations	$(0.14)	$(0.16)	$(0.45)	$(0.38)
Discontinued Operations	$—	$0.00	$—	$0.02
Net loss	$(0.14)	$(0.16)	$(0.45)	$(0.36)

Weighted average number of common
shares outstanding:
Basic and diluted	13,313,901	13,144,326	13,264,362	13,080,766

   See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(5,160,453)	$(4,401,334)
Less income from discontinued operations	—	231,755
Loss from continuing operations	(5,160,453)	(4,633,089)
Adjustments to reconcile net loss from continuing
operations to net cash used in operating activities:
Depreciation and amortization	791,583	662,840
Stock compensation	687,017	623,519
Impaired capitalized patent costs	45,371	—
Amortization of gain on sale and leaseback of property	(100,978)	(100,978)
Deferred income taxes	—	(119,389)
Changes in operating assets and liabilities:
Accounts receivable	(887,082)	(307,938)
Inventories	(126,376)	907,969
Other current assets	(135,585)	(107,840)
Accounts payable and accrued expenses	183,705	(830,007)
Income taxes payable	—	11,655
Net cash used in operating activities of continuing operations	(4,702,798)	(3,893,258)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(1,364,685)	(692,439)
Short-term investments	1,237,398	(2,486,208)
Purchase of intangible assets	(73,337)	(122,525)
Net cash used in investing activities of continuing
operations	(200,624)	(3,301,172)

FINANCING ACTIVITIES:
Proceeds from long-term debt	3,500,000	—
Proceeds from sale of preferred stock, net	—	13,849,233
Deferred financing costs	(146,270)	—
Proceeds from issuance of common stock	52,615	58,432
Net cash provided by financing activities of continuing
operations	3,406,345	13,907,665

Net cash (used in) provided by continuing operations	(1,497,077)	6,713,235

Cash flows from discontinued operations
Cash provided by operating activities of discontinued operations	—	351,144
Net cash provided by discontinued operations	—	351,144
Net change in cash and cash equivalents	(1,497,077)	7,064,379
Cash and cash equivalents, beginning of period	11,387,300	4,492,690
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,890,223	$11,557,069

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$19,250	$1,356

NON-CASH FINANCING ACTIVITIES:
Issue of warrants	$145,732	$—

See accompanying notes.

CAS Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2012

(1)       The Company

CAS Medical Systems, Inc. (the “Company” or “CASMED”) is a medical technology company that develops, manufactures, and distributes non-invasive patient monitoring products that are vital to patient care. Our products include the FORE-SIGHT® Absolute Tissue Oximeter and sensors and our Traditional Monitoring products which include MAXNIBP® blood pressure measurement technology, bedside monitoring products, and supplies for neonatal intensive care. These products are designed to provide accurate, non-invasive, biologic measurements that guide healthcare providers to deliver improved patient care. The products are sold by CASMED through its own sales force, via distributors, manufacturers’ representatives, and pursuant to original equipment manufacturer (“OEM”) agreements both internationally and in the United States.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Estimates that are particularly sensitive to change in the near-term are inventory valuation allowances, deferred income tax asset valuation allowances, and allowances for doubtful accounts. Actual results could differ from those estimates. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows have been included in the accompanying financial statements.  The results of operations for interim periods are not necessarily indicative of the expected results for the full year.

(3)       Private Placement of Preferred Stock

On June 8, 2011, the Company entered into an investment agreement pursuant to which the Company issued on June 9, 2011, (i) 95,500 shares of a newly created series of preferred stock, designated “Series A Convertible Preferred Stock,” par value $0.001 per share, which are convertible into authorized but unissued shares of common stock, par value $0.004 per share, of the Company and (ii) 54,500 shares of a newly created series of preferred stock, designated “Series A Exchangeable Preferred Stock,” par value $0.001 per share, which are convertible, following stockholder approval on August 22, 2011, into authorized but unissued shares of common stock, par value $0.004 per share, of the Company. Following the stockholder approval, the Series A Exchangeable Preferred Stock has substantially identical terms to the Series A Convertible Preferred Stock.

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

The Series A Preferred Stock is entitled to a liquidation preference equal to the greater of 100% of the accreted value for each share of Series A Preferred Stock outstanding on the date of a liquidation plus all accrued and unpaid dividends or the amount a holder would have been entitled to had the holder converted the shares of Series A Preferred Stock into common stock immediately prior to the liquidation.  The Series A Preferred Stock votes together with the common stock as-if-converted on the original date of issuance.  Holders of Series A Preferred Stock are entitled to purchase their pro rata share of additional stock issuances in certain future financings.

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

Pursuant to the terms of the Series A Preferred Stock and Series A Exchangeable Preferred Stock, a holder must issue a written request to the Company by June 15th of 2011, 2012, or 2013 to receive cash dividends for the applicable succeeding four fiscal quarters ending June 30th, September 30th, December 31st, and March 31st. The holders have elected in writing not to receive cash dividends for the fiscal quarters through June 30, 2013. Further, the holders have irrevocably waived their cash dividend rights for the four fiscal quarters ended June 30, 2014, in accordance with the Company’s agreement with East West Bank executed on July 31, 2012.  The bank agreement prohibits the payment of dividends.  The holders’ waiver of their cash dividend rights for the four fiscal quarters ended June 30, 2014, may be revoked if the Company’s obligations to East West Bank are terminated at any time prior to June 30, 2014.  As of September 30, 2012, $1,466,222 in dividend accretion has accumulated on the Series A Preferred Stock and the Series A Exchangeable Preferred Stock.

(4)      Inventories, Property and Equipment, Intangible and Other Assets

Inventories consist of:

	September 30,	December 31,
	2012	2011

Raw materials	$2,376,210	$2,504,526
Work in process	34,138	25,331
Finished goods	992,596	746,711
	$3,402,944	$3,276,568

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

Intangible assets consist of patents issued, patents pending, trademarks, and purchased technology which are recorded at cost. Patents are amortized on a straight-line basis over 20 years. Capitalized costs are amortized over their estimated useful lives.

Intangible and other assets consist of the following:

	September 30,	December 31,
	2012	2011

Patents and other assets	$714,260	$682,321
Patents pending	311,962	315,935
Deferred financing costs	146,270	—
Purchased technology	46,026	46,026
	1,218,518	1,044,282
Accumulated amortization	(398,241)	(339,634)
	$820,277	$704,648

Amortization expense of intangible and other assets for the nine months ended September 30, 2012 was $58,607. Estimated amortization expense for the calendar year 2012 is $87,100. Expected amortization expense of intangible and other assets for the next five calendar years follows:

2013	$102,600
2014	75,000
2015	44,300
2016	15,200
2017	15,200
$252,300

The Company reviews its intangibles and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the nine months ended September 30, 2012, the Company wrote off $45,371 of capitalized patent costs related to certain abandoned patents.  The Company believes that the carrying amounts of its remaining long-lived assets are fully recoverable.

(5)      Principal Products and Services

The Company has categorized its sales of products and services into the following categories:

Tissue oximetry monitoring products – includes sales of the FORE-SIGHT cerebral monitors, sensors, and accessories.

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

(6)      Discontinued Operations

On November 5, 2010, the Company sold certain assets and liabilities related to its Statcorp business unit, which included its blood pressure and infusor cuff product lines, in exchange for $3,200,000 in cash at closing. As provided in the purchase agreement, the aggregate consideration paid to the Company at closing was subject to an adjustment based upon changes in the net working capital of the business as of the closing date relative to a net working capital target. The adjustment resulted in $78,964 of additional consideration paid to the Company. Further, the Company earned an additional $250,000 as of June 30, 2011, as a result of the buyer reaching certain net revenue thresholds in the six-month period following the closing.

There was no impact to operating results from discontinued operations for the nine months ended September 30, 2012.  Income from discontinued operations was $231,755, net of income taxes of $119,389 for the nine months ended September 30, 2011, and primarily represented the earn-out fees referred to above and transition services performed by the Company during that period.

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

At September 30, 2012, stock options and warrants to purchase 1,554,625 and 1,022,734 shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. On an as-converted basis, 5,839,086 shares of common stock pertaining to the private placement of 150,000 shares of Series A convertible and exchangeable preferred stock issued on June 9, 2011, were also excluded as they would have been anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Loss from continuing operations	$(1,564,752)	$(1,839,564)	$(5,160,453)	$(4,633,089)
Preferred stock dividend accretion	283,203	288,145	835,080	362,303
Loss from continuing operations applicable
to common stockholders	(1,847,955)	(2,127,709)	(5,995,533)	(4,995,392)
(Loss) income from discontinued operations	—	(15,833)	—	231,755
Net loss applicable to common stockholders	$(1,847,955)	$(2,143,542)	$(5,995,533)	$(4,763,637)

Weighted average shares outstanding, net
of unvested restricted common shares -
used to compute basic and diluted
income (loss) per share applicable to
common stockholders	13,313,901	13,144,326	13,264,362	13,080,766

(8)       Stock Compensation Expense and Share-based Payment Plans

Stock compensation expense was $220,239 and $203,022 and $687,017 and $623,519 for the three- and nine-month periods ended September 30, 2012, and 2011, respectively.

As of September 30, 2012, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,613,853.  Such amount, net of estimated forfeitures, will be recognized in operations through the fourth quarter of 2015.

The following table summarizes the Company’s stock option information as of and for the nine-month period ended September 30, 2012:

		Weighted-	Aggregate	Weighted-Average
	Option	Average	Intrinsic	Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years

Outstanding at December 31, 2011	1,697,425	$2.29	$57,232	8.1
Granted	30,000	1.74
Cancelled	(152,500)	2.56
Exercised	(20,300)	1.50
Outstanding at September 30, 2012	1,554,625	$2.27	$52,256	7.7
Exercisable at September 30, 2012	561,334	$2.45	$25,656	5.8
Vested and expected to vest at
September 30, 2012	1,524,841	$2.27	$51,459	7.7

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

On June 8, 2011, at the Company’s annual meeting of stockholders, the CAS Medical Systems, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) was approved by its stockholders. The 2011 Plan provides for the availability of a maximum of 1,000,000 shares of the Company’s common stock, with a maximum of 500,000 shares available for issuance with respect to awards of restricted stock and restricted stock units. As of September 30, 2012, 491,000 shares of common stock remained available for issuance under the 2011 Plan, of which 466,000 were available for awards as restricted stock. In addition, 93,600 shares remained available under the 2003 Equity Incentive Plan.

During the nine months ended September 30, 2012, a stock option for 30,000 shares of common stock was granted to one employee of the Company. The fair value of the option granted was estimated on the date of grant to be $1.22 per share using the Black-Scholes option-pricing model assuming a weighted average expected stock price volatility of 83.9%, a weighted average expected option life of 5.9 years, an average risk-free interest rate of 1.1% and a 0.0% average dividend yield. The stock option vests over a three year period.

During June 2012, 34,284 shares of restricted common stock were granted to non-employee members of the Board of Directors which vest ratably over 12 months from the date of grant. The grants were intended to approximate $10,000 in cash value per director based upon the market price of the Company’s stock on the date of grant. There were no other grants of restricted stock during the nine months ended September 30, 2012. As of September 30, 2012, 347,793 restricted shares issued to employees and members of the Board of Directors remain issued and non-vested. The unamortized stock compensation expense associated with the restricted shares at September 30, 2012 was $390,234 and will be recognized through the first quarter of 2015.

A summary of the restricted shares outstanding and changes for the relevant periods follow:

	Nine Months	Weighted-Average
	Ended	Grant Date
	September 30, 2012	Fair-Value

Outstanding at beginning of period	436,150	$2.23
Granted	34,284	1.75
Cancelled	(2,333)	1.89
Vested Outstanding at end of period	(120,308)	2.25
Outstanding at end of period	347,793	$2.18

On July 31, 2012, the Company executed a loan agreement with East West Bank (see Note 12).  In connection with the loan agreement, the Company issued to the bank a warrant to purchase 133,333 shares of Company common stock for a five-year period expiring on July 31, 2017, at an exercise price of $1.80 per share which approximated the market value of the common stock at the grant date. The warrant was valued at $145,732 using the Black-Scholes option pricing model using the following assumptions: fair value of the underlying common stock of $1.80, a weighted average expected stock price volatility of 75.5%, an expected option life of five years, an average risk-free interest rate of 0.62% and a 0.0% average dividend yield. The warrant was fully vested at time of issuance. The warrant cost was recorded as debt discount and is being recognized as interest expense over the three-year period of the term loan using the effective interest method.

(9)      Short-term Investments

The Company’s short-term investments are held in certificates of deposit (“CDs”) with maturities greater than three months. These investments are recorded at amortized cost.

(10)     Income Taxes

The Company does not expect to record taxable income during its 2012 fiscal year. As such, income tax benefits that may be generated during 2012 would be offset by a deferred income tax asset valuation allowance. Management established the valuation allowance at December 31, 2009, as a result of then recent cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets concluding that a full valuation allowance is warranted. As of September 30, 2012, the deferred income tax asset valuation allowance balance was $5,311,000.

(11)     Legal Proceedings

On December 29, 2011, Nellcor Puritan Bennett, LLC, (“Nellcor”) filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging (i) breach of the settlement agreement with respect to a prior litigation matter between the parties, (ii) violation of the Lanham Act, (iii) common law unfair competition and (iv) trade libel.  The complaint requested injunctive relief and unspecified monetary damages, including compensatory damages and reasonable attorneys’ fees.  On February 24, 2012, the Company answered the complaint and denied substantially all of the claims and set forth certain affirmative defenses.  The Court has issued a scheduling order requiring the parties to complete discovery by December 3, 2012, requiring the filing of dispositive motions by January 7, 2013, and setting a tentative trial date of July or August 2013. On July 20, 2012, Nellcor filed a partial motion for summary judgment asking the Court to determine that the Company breached the settlement agreement and to enter an order enjoining the Company from taking any further action before the United States Patent and Trademark Office regarding a certain patent reexamination/reissue proceeding. The summary judgment motion does not seek a determination that Nellcor is entitled to damages but does reserve the right to seek damages in a later motion. The Company filed its response in opposition to the motion for summary judgment on August 23, 2012, and Nellcor filed a reply brief in support of the motion on September 12, 2012. A court hearing on the summary judgment was held on October 18, 2012.   The matter remains pending, and while there can be no assurance as to the ultimate outcome, the Company does not believe at this time that its disposition would result in a material adverse effect on the Company.

(12)    Bank Financing

On July 31, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with East 3,500,000 term loan (the “Term Loan”) which bears interest at 5.5% and is scheduled to mature on July 31, 2015.  The Term Loan contains a twelve-month interest-only feature, with principal payable in 24 equal installments of approximately $154,000 commencing in August 2013.

The Loan Agreement also provides for a maximum of $2,500,000 revolving line-of-credit which expires on January 31, 2014 (the “Revolver”).  Under the Loan Agreement, advances under the Revolver bear interest at a floating rate equal to 2.00% above the Bank’s prime rate, with a 3.25% floor on the prime rate, representing an effective rate of 5.25%, as of September 30, 2012.  Interest on the loans is payable monthly.  Under the terms of the Loan Agreement, the Company is permitted to borrow against eligible accounts receivable as defined under the Loan Agreement according to pre-established criteria.  The amount available for borrowing under the Revolver as of September 30, 2012, was $1,537,000. There were no borrowings under the Revolver as of September 30, 2012.

The obligations under the Loan Agreement are secured by a lien on substantially all assets of the Company, excluding intellectual property, provided that following an event of default, such security interest would also include intellectual property.

The Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, pay cash dividends, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business.  The Loan Agreement also contains financial covenants, measured quarterly, relating to the Company’s tangible net worth, and non-financial covenants with respect to the timing of certain new product approvals.  As of September 30, 2012, the Company was in compliance with the Loan covenants.

           In connection with the Loan Agreement, on July 31, 2012, the Company issued to the Bank a warrant to purchase 133,333 shares of Company common stock for a five-year period expiring on July 31, 2017, at an exercise price of $1.80 per share which approximated the market value of the common stock at the grant date. The warrant was valued at $145,732, using the Black-Scholes option pricing model with the following assumptions: fair value of the underlying common stock of $1.80, a weighted average expected stock price volatility of 75.5%, an expected option life of five years, an average risk-free interest rate of 0.62%, and a 0.0% average dividend yield. The warrant was fully vested at time of issuance. The warrant cost was recorded as a debt discount and is being recognized as interest expense over the three-year period of the Term Loan using the effective interest method.

The outstanding balance of the bank term loan at September 30, 2012,  is as follows:

Balance of bank term loan	$3,500,000
Debt discount	(134,082)
3,365,918
Current portion	277,221
Long-term portion	$3,088,697

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not limited to, the following:  foreign currency fluctuations, regulations and other economic and political factors which affect the Company’s ability to market its products internationally, changes in economic conditions that adversely affect demand for the Company’s products, potential liquidity constraints, new product introductions by the Company’s competitors, increased price competition, rapid technological changes, dependence upon significant customers, availability and cost of components for the Company’s products, the impact of any product liability or other adverse litigation, marketplace acceptance for the Company’s new products, FDA and other governmental regulatory and enforcement actions, changes in reimbursement levels from third-party payers, changes to federal research and development grant programs presently utilized by the Company and other factors described in greater detail in the Company’s most recent annual report on Form 10-K.

Results of Operations

For the three months ended September 30, 2012, the Company reported a net loss applicable to common stockholders of $1,848,000, or ($0.14) per basic and diluted common share, compared to a net loss applicable to common stockholders of $2,144,000, or ($0.16) per basic and diluted common share, for the three months ended September 30, 2011.  During the three months ended September 30, 2011, the Company reported a loss from discontinued operations, net of income taxes, of $16,000. There were no results from discontinued operations for the three months ended September 30, 2012.

For the nine months ended September 30, 2012, the Company incurred a net loss applicable to common stockholders of $5,996,000, or ($0.45) per basic and diluted common share, compared to a net loss of applicable to common stockholders of $4,764,000, or ($0.36) per basic and diluted common share, for the first nine months of the prior year. The Company reported income from discontinued operations, net of income taxes, of $232,000, or $0.02 per basic and diluted share, for the nine months ended September 30, 2011. There were no results from discontinued operations for the nine months ended September 30, 2012.

The Company generated revenues of $6,111,000 for the three months ended September 30, 2012, an increase of $325,000, or 6%, compared to revenues of $5,786,000 for the three months ended September 30, 2011.  The following table provides information with respect to revenues by major category:

Total Revenues ($000’s)

	Three Months	Three Months
	Ended	Ended
	September 30, 2012	September 30, 2011	Increase / (Decrease)	% Change

Tissue Oximetry Monitoring	$1,953	$1,318	$635	48%
Traditional Vital Signs Monitoring	4,158	4,468	(310)	(7%)
	$6,111	$5,786	$325	6%

Domestic Sales	4,947	$4,676	$271	6%
International Sales	1,164	1,110	54	5%
	$6,111	$5,786	$325	6%

Tissue oximetry product revenues of $1,953,000 for the three months ended September 30, 2012, were $635,000, or 48%, above the $1,318,000 reported for the same period in the prior year led by increased sensor sales. As of September 30, 2012, the Company’s worldwide installed base of oximetry monitors was 696 units, an increase of 36% above the installed base of 511 as of September 30, 2011.

Traditional vital signs monitoring product revenues for the three months ended September 30, 2012, decreased $310,000, or 7%, to $4,158,000 from $4,468,000 reported for the same period in the prior year. Lower sales of vital signs monitors and neonatal intensive care supplies were primarily responsible for the shortfall.

Sales of all products to the U.S. market accounted for $4,947,000, or 81%, of the total revenues reported for the three months ended September 30, 2012, an increase of $271,000, or 6%, from the $4,676,000 of U.S. sales reported for the three months ended September 30, 2011. Increased domestic tissue oximetry sales were partially offset by lower domestic traditional vital signs monitor sales. International sales of all products accounted for $1,164,000, or 19%, of the total revenues reported for the three months ended September 30, 2012, an increase of $54,000, or 5%, from the $1,110,000 reported for the same period of the prior year. Increases in international traditional vital signs monitor sales were partially offset by lower tissue oximetry sales.

The following table provides information with respect to tissue oximetry revenues:

Tissue Oximetry Revenues ($000’s)

	Three Months	Three Months
	Ended	Ended
	September 30, 2012	September 30, 2011	Increase / (Decrease)	% Change

Sensor Sales	$1,616	$1,120	$496	44%
Monitor & Accessories	337	198	139	70%
	$1,953	$1,318	$635	48%

Domestic Sales	$1,599	$982	$617	63%
International Sales	354	336	18	5%
	$1,953	$1,318	$635	48%

Worldwide tissue oximetry sensor sales increased 44% to $1,616,000 for the third quarter of 2012 from $1,120,000 for the third quarter of 2011. Domestic tissue oximetry product sales were $1,599,000, an increase of $617,000, or 63%, from the $982,000 recorded for the third quarter of 2011. International tissue oximetry product sales were $354,000, an increase of $18,000, or 5%, over the third quarter of 2011.

Total Revenues ($000’s)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2011	Increase / (Decrease)	% Change

Tissue Oximetry Monitoring	$5,587	$4,655	$932	20%
Traditional Vital Signs Monitoring	11,131	12,491	(1,360)	(11%)
	$16,718	$17,146	$(428)	(2%)

Domestic Sales	$12,992	$12,917	$75	1%
International Sales	3,726	4,229	(503)	(12%)
	$16,718	$17,146	$(428)	(2%)

Tissue oximetry product revenues of $5,587,000 for the nine months ended September 30, 2012, were $932,000, or 20%, above the $4,655,000 reported for the same period in the prior year led by increased sensor sales.

Traditional Vital Signs monitoring product revenues for the nine months ended September 30, 2012, decreased $1,360,000, or 11%, to $11,131,000 from $12,491,000 reported for the same period in the prior year. Decreases in sales of Vital Signs monitors primarily to the U.S. government and sales of neonatal intensive care supplies were partially offset by increases in sales of blood pressure measurement technology products to our OEM customers.

Sales of all products to the U.S. market accounted for $12,992,000, or 78%, of the total revenues reported for the nine months ended September 30, 2012, an increase of $75,000, or 1%, from the $12,917,000 of U.S. sales reported for the nine months ended September 30, 2011. The increase represents the net effect of higher sales of tissue oximetry products and OEM technology products which were largely offset by lower Vital Signs monitor sales.  International sales of all products accounted for $3,726,000, or 22%, of the total revenues reported for the nine months ended September 30, 2012, a decrease of $503,000, or 12%, from the $4,229,000 reported for the same period of the prior year.  Decreases in tissue oximetry sales were responsible for the overall decrease in international sales.

The following table provides information with respect to tissue oximetry revenues:

Tissue Oximetry Revenues ($000’s)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2011	Increase / (Decrease)	% Change

Sensor Sales	$4,783	$3,474	$1,309	38%
Monitor & Accessories	804	1,181	(377)	(32%)
	$5,587	$4,655	$932	20%

Domestic Sales	$4,514	$2,985	$1,529	51%
International Sales	1,073	1,670	(597)	(36%)
	$5,587	$4,655	$932	20%

Worldwide tissue oximetry product sales increased 20% to $5,587,000 for the first nine months of 2012 from $4,655,000 for the first nine months of 2011.  A 38% increase in worldwide sensor sales was partially offset by decreases in oximeter monitor sales.  Domestic tissue oximetry product sales were $4,514,000, an increase of $1,529,000, or 51%, from the $2,985,000 recorded for the first nine months of 2011.  International tissue oximetry product sales were $1,073,000, a decrease of $597,000, or 36%, from the first nine months of 2011 as a result of both lower monitor and sensor sales.  International sales of tissue oximetry monitors and sensors are subject to large variability given the small number of distributors, the effect of foreign government orders and the small overall volume.

Cost of sales was $3,596,000, or 58.8%, of revenues for the three months ended September 30, 2012, compared to $3,590,000, or 62.1%, of revenues for the same period in the prior year. Cost of sales was $9,985,000, or 59.7% of revenues for the nine months ended September 30, 2012, compared to $10,690,000, or 62.3%, for the nine months ended September 30, 2011. Lower manufacturing variances, improved factory productivity and reduced warranty costs accounted for the improvement in cost of sales as a percentage of sales.

Total operating expenses for the three months ended September 30, 2012, increased $2,000 to $4,038,000 from $4,036,000 for the three months ended September 30, 2011. Operating expenses for the first nine months of 2012 increased $660,000, or 6%, to $11,882,000 from $11,222,000 reported for the first nine months of 2011. Operating expenses increased as expected over 2011 levels as a result of incremental sales and marketing costs related to expansion of sales management and field sales personnel for the Company’s tissue oximetry product line and planned increases in R&D expenditures.  Management expects operating expenses to increase for the duration of the 2012 calendar year.

Research and development expenses decreased $90,000 to $906,000 for the three months ended September 30, 2012, compared to $996,000 for the three months ended September 30, 2011. R&D expenses increased $232,000, or 9%, to $2,746,000 for the nine months ended September 30, 2012, compared to $2,514,000 for the same period of the prior year. The decrease for the three-month period resulted from a state R&D tax credit exchange program.  In accordance with the program, the Company elected to receive a reduced cash payment in lieu of a future tax credit and accordingly, recorded a reduction of $100,000 to R&D expense during the third quarter of 2012. The increase in the nine-month period resulted from increased personnel-related costs and increased clinical evaluation costs partially offset by lower project spending and the R&D tax credit.  R&D expenses are reported net of reimbursements from the National Institutes of Health (“NIH”).  NIH reimbursements totaled $296,000 for the nine months ended September 30, 2012, compared to $318,000 for the nine months ended September 30, 2011.  As of September 30, 2012, no further funds are available under the $2.8 million multi-year NIH award received in 2007.

Selling, general, and administrative (“S,G&A”) expenses increased $91,000, or 3%, to $3,131,000 for the three months ended September 30, 2012, compared to $3,040,000 for the three months ended September 30, 2011. The increases were comprised of a number of factors including outside professional services and third party sales commissions partially offset by lower marketing spending. For the nine months ended September 30, 2012, S,G&A expenses were $9,136,000, an increase of $428,000, or 5%, from the $8,708,000 reported for the first nine months of 2011. The increases were primarily related to increased personnel, including travel and entertainment, and outside professional services.

Other expense/(income) was $42,000 and $11,000, respectively, of expense for the three- and nine-month periods ended September 30, 2012, compared to $9,000 and $14,000, respectively, of income reported for the three- and nine- month periods ended September 30, 2011. The increase in expense for both 2012 periods pertains to interest expense associated with the Company’s bank term loan executed on July 31, 2012.

The Company does not expect to record taxable income during its 2012 fiscal year.  Income tax benefits that may be generated during 2012 would be offset by a deferred income tax asset valuation allowance.  The income tax benefit for the nine months ended September 30, 2011, of $119,000 for continuing operations was offset by related income tax expense for discontinued operations.

Management established the valuation allowance as of December 31, 2009, as a result of then recent cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets concluding that a full valuation allowance is warranted. As of September 30, 2012, the deferred income tax asset valuation allowance balance was $5,311,000.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2012, the Company's cash and cash equivalents and short-term investments totaled $11,143,000 compared to $13,878,000 as of December 31, 2011. Working capital decreased $2,047,000 to $15,159,000 as of September 30, 2012, from $17,206,000 as of December 31, 2011.

Cash used in continuing operations for the nine months ended September 30, 2012, was $4,703,000 compared to cash used in operations of $3,893,000 for the same period in the prior year. Losses from continuing operations before depreciation, amortization, and stock compensation expenses, and increases in accounts receivable were primarily responsible for the cash used by continuing operations. Cash used in operations for the nine months ended September 30, 2011 resulted primarily from losses from continuing operations before depreciation, amortization, and stock compensation expenses, and increases in accounts receivable and decreases in accounts payable and accrued expenses.

Cash used in investing activities was $201,000 for the nine months ended September 30, 2012, compared to cash used in investing activities of $3,301,000 for the same period in the prior year.  Short-term investments of $1,237,000 for the nine months ended September 30, 2012 pertains to the transfer of funds from fully-matured certificates of deposit classified as short-term investments to the Company’s principal operating account. For the nine months ended September 30, 2011, the Company had net deposits to short-term investments of $2,486,000. Expenditures for property and equipment for both periods were primarily comprised of Fore-Sight cerebral oximeter customer placements and demonstration equipment requirements.

On July 31, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (the “Bank”).  Pursuant to the Loan Agreement, the Bank provided the Company with a secured $3,500,000 term loan (the “Term Loan”) which bears interest at 5.5% and is scheduled to mature on July 31, 2015.  The Term Loan contains a twelve-month interest-only feature, with principal payable in 24 equal installments of approximately $154,000 commencing in August 2013.

The Loan Agreement also provides for a maximum of $2,500,000 revolving line of credit (the “Revolver”) which expires on January 31, 2014.  Under the Loan Agreement, advances under the Revolver bear interest at a floating rate equal to 2.00% above the Bank’s prime rate with a 3.25% floor on the prime rate, representing an effective rate of 5.25%, as of September 30, 2012.  Interest on the loans is payable monthly.  Under the terms of the Loan Agreement, the Company is permitted to borrow against eligible accounts receivable as defined under the Loan Agreement according to pre-established criteria. The amount available for borrowing under the Revolver as of September 30, 2012, was $1,537,000. There were no borrowings under the Revolver as of September 30, 2012.

The obligations under the Loan Agreement are secured by a lien on substantially all assets of the Company, excluding intellectual property, provided that, following an event of default, such security interest would also include intellectual property.

The Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, pay cash dividends, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business.  The Loan Agreement also contains financial covenants, measured quarterly, relating to the Company’s tangible net worth, and non-financial covenants with respect to the timing of certain new product approvals.  As of September 30, 2012, the Company was in compliance with the Loan covenants.

In connection with the Loan Agreement, on July 31, 2012, the Company issued to the Bank a warrant to purchase 133,333 shares of Company common stock for a five-year period expiring on July 31, 2017, at an exercise price of $1.80 per share.

Our 2012 business plans call for additional discretionary expenditures primarily to increase our efforts to develop and market our Fore-Sight tissue oximetry technology. Those business plans are to be funded from our current cash on hand and funds available from the Loan Agreement, the aggregate of which is expected to be sufficient to finance our operations for at least the next twelve months.

Cash flows may be influenced by a number of factors, including changing market conditions, market acceptance of the Fore-Sight system, and the loss of one or more key customers.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the condensed consolidated financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company’s critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation, and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company’s critical accounting policies and estimates, see Item 7 and Note 2 to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2011.  There were no significant changes in critical accounting policies and estimates during the three months ended September 30, 2012.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company at times has certain exposures to market risk related to changes in interest rates. The Company holds no derivative securities for trading or other purposes and is not subject in any material respect to currency or other commodity risk.

ITEM 4.   CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e).  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2012. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2, and 32.1 to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On December 29, 2011, Nellcor Puritan Bennett, LLC, (“Nellcor”) filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging (i) breach of the settlement agreement with respect to a prior litigation matter between the parties, (ii) violation of the Lanham Act, (iii) common law unfair competition, and (iv) trade libel.  The complaint requested injunctive relief and unspecified monetary damages, including compensatory damages and reasonable attorneys’ fees.  On February 24, 2012, the Company answered the complaint and denied substantially all of the claims and set forth certain affirmative defenses.  The Court has issued a scheduling order requiring the parties to complete discovery by December 3, 2012, requiring the filing of dispositive motions by January 7, 2013, and setting a tentative trial date of July or August 2013. On July 20, 2012, Nellcor filed a partial motion for summary judgment asking the Court to determine that the Company breached the settlement agreement and to enter an order enjoining the Company from taking any further action before the United States Patent and Trademark Office regarding a certain patent reexamination/reissue proceeding. The summary judgment motion does not seek a determination that Nellcor is entitled to damages, but does reserve the right to seek damages in a later motion. The Company filed its response in opposition to the motion for summary judgment on August 23, 2012, and Nellcor filed a reply brief in support of the motion on September 12, 2012. A court hearing on the summary judgment was held on October 18, 2012. The matter remains pending, and while there can be no assurance as to the ultimate outcome, the Company does not believe at this time that its disposition would result in a material adverse effect on the Company.

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

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: November 8, 2012
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: November 8, 2012
By: Jeffery A. Baird
Chief Financial Officer