Form 10-Q
period 2013-03-31
CAS MEDICAL SYSTEMS INC
filed 2013-05-14
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☐      Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value   13,697,955 shares as of May 10, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31,	December 31,
	2013	2012
Current assets:
Cash and cash equivalents	$6,987,579	$9,245,094
Short-term investments	757,971	1,250,794
Accounts receivable, net of allowance	2,547,660	2,197,513
Inventories	3,890,049	3,543,325
Other current assets	378,543	612,082
Total current assets	14,561,802	16,848,808

Property and equipment:
Leasehold improvements	311,320	311,320
Equipment at customers	3,476,096	3,407,836
Machinery and equipment	5,555,157	5,439,521
	9,342,573	9,158,677
Accumulated depreciation and amortization	(6,672,662)	(6,443,303)
Property and equipment, net	2,669,911	2,715,374

Intangible and other assets, net	807,549	830,245

Total assets	$18,039,262	$20,394,427

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

Liabilities and Stockholders’ Equity	March 31,	December 31,
	2013	2012
Current liabilities:
Accounts payable	$1,230,718	$1,906,327
Accrued expenses	1,288,829	1,625,923
Current portion of long-term debt	—	697,834
Total current liabilities	2,519,547	4,230,084

Deferred gain on sale and leaseback of property	596,493	630,152
Long-term debt less current portion	3,400,871	2,685,560
Total liabilities	6,516,911	7,545,796

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value per share, 1,000,000
shares authorized -
Series A convertible preferred stock, 95,500 shares
issued and outstanding, liquidation value of
$10,829,244 at March 31, 2013	8,802,000	8,802,000
Series A exchangeable preferred stock, 54,500 shares
issued and outstanding; liquidation value of
$6,218,339 at March 31, 2013	5,135,640	5,135,640
Common stock, $.004 par value per share, 40,000,000
shares authorized, 13,783,955 and 13,767,192 shares
issued at March 31, 2013, and December 31, 2012,
respectively, including shares held in treasury	55,136	55,069
Common stock held in treasury, at cost – 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	12,284,557	12,023,721
Accumulated deficit	(14,653,502)	(13,066,319)
Total stockholders’ equity	11,522,351	12,848,631

Total liabilities and stockholders’ equity	$18,039,262	$20,394,427

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net sales	$5,575,838	$5,408,819

Cost of sales	3,350,856	3,373,745
Gross profit	2,224,982	2,035,074

Operating expenses:
Research and development	1,052,860	890,117
Selling, general and administrative	3,081,754	3,107,521
	4,134,614	3,997,638

Operating loss	(1,909,632)	(1,962,564)
Interest expense	65,729	148
Other income	(388,178)	(16,620)

Net loss	(1,587,183)	(1,946,092)

Preferred stock dividend accretion	293,201	273,545
Net loss applicable to common stockholders	$(1,880,384)	$(2,219,637)

Per share basic and diluted loss applicable to common stockholders:	$(0.14)	$(0.17)
Weighted average number of common shares outstanding:
Basic and diluted	13,391,752	13,218,840

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(1,587,183)	$(1,946,092)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285,835	242,124
Amortization of debt discount	17,477	—
Stock compensation	228,419	228,648
Gain from demutualization of insurance provider	(381,058)	—
Impaired capitalized patent costs	—	27,262
Amortization of gain on sale and leaseback of property	(33,659)	(33,659)
Deferred income taxes	—	—
Changes in operating assets and liabilities:
Accounts receivable	(350,147)	(357,558)
Inventories	(346,724)	(77,674)
Other current assets	233,539	2,797
Accounts payable and accrued expenses	(1,012,703)	115,680
Net cash used in operating activities	(2,946,204)	(1,798,472)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(213,252)	(393,840)
Short-term investments	492,823	(3,976)
Gain from demutualization of insurance provider	381,058	—
Purchase of intangible assets	(4,424)	(17,244)
Net cash provided by (used in) investing activities	656,205	(415,060)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	32,484	10,741
Net cash provided by financing activities	32,484	10,741

Net change in cash and cash equivalents	(2,257,515)	(2,202,791)
Cash and cash equivalents, beginning of period	9,245,094	11,387,300
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,987,579	$9,184,509
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$48,253	$148

See accompanying notes.

CAS Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2013

(1)	The Company

CAS Medical Systems, Inc. (the “Company” or “CASMED”) is a medical technology company that develops, manufactures, and distributes non-invasive patient monitoring products that are vital to patient care. Our products include the FORE-SIGHT® Absolute Tissue Oximeter and sensors and our Traditional Monitoring products which include MAXNIBP® blood pressure measurement technology, bedside monitoring products, and supplies for neonatal intensive care. These products are designed to provide accurate, non-invasive, biologic measurements that guide healthcare providers to deliver improved patient care. CASMED markets its products worldwide through its sales force, distributors, manufacturers’ representatives, and original equipment manufacturers.

(2)	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2012.  The condensed consolidated balance sheet as of December 31, 2012, was derived from the audited financial statements.

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

(3)	Preferred Stock

On June 9, 2011, the Company issued (i) 95,500 shares of “Series A Convertible Preferred Stock,” par value $0.001 per share, which are convertible into authorized but unissued shares of common stock, par value $0.004 per share, of the Company and (ii) 54,500 shares of “Series A Exchangeable Preferred Stock,” par value $0.001 per share, which are convertible into authorized but unissued shares of common stock, par value $0.004 per share, of the Company.  The Series A Exchangeable Preferred Stock has substantially identical terms to the Series A Convertible Preferred Stock.

Series A Convertible Preferred Stock

The shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) are convertible at the option of the holder into common stock at a conversion price of $2.82 (the “Conversion Price”).  The Conversion Price is subject to standard weighted-average anti-dilution adjustments.

Following the date of issuance, the stated value ($100.00 per share) of the Series A Preferred Stock accretes at an annual rate of 7% compounded quarterly.  On an annual basis, prior to the third anniversary of the original date of issuance, the holders may elect, pursuant to certain requirements, to receive the following 12 months of accretion in the form of a dividend of 7% per annum, payable quarterly in cash at the holder’s option. After the third anniversary of the closing, such accretion may be made in cash at the Company’s option.  The Series A Preferred Stock is subject to certain default provisions whereby the dividend rate would be increased by an additional 5% per annum.

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

The Series A Preferred Stock is entitled to a liquidation preference equal to the greater of 100% of the accreted value for each share of Series A Preferred Stock outstanding on the date of a liquidation plus all accrued and unpaid dividends or the amount a holder would have been entitled to had the holder converted the shares of Series A Preferred Stock into common stock immediately prior to the liquidation.  The Series A Preferred Stock votes together with the common stock as if converted on the original date of issuance.  Holders of Series A Preferred Stock are entitled to purchase their pro rata share of additional stock issuances in certain future financings.

Series A Exchangeable Preferred Stock

Prior to approval by the stockholders of the Company at the Special Meeting of Stockholders held on August 22, 2011, holders of the Series A Exchangeable Preferred Stock did not have any voting rights, and the stated value of the Series A Exchangeable Preferred Stock of $100.00 per share accreted at an annual rate of 10%, compounded quarterly.  The Series A Preferred Stock was initially recorded as temporary equity as holders had the right to redeem their shares for cash five years from the issuance date. The redemption right terminated upon stockholder approval at which time the Company reclassified the Series A Exchangeable Preferred Stock, including accretion of $112,509, to permanent equity. Following approval by the stockholders of the Company, the Series A Exchangeable Preferred Stock now has substantially identical terms to the Series A Preferred Stock.

Pursuant to the terms of the Series A Preferred Stock and Series A Exchangeable Preferred Stock, a holder must issue a written request to the Company by June 15th of 2011, 2012, or 2013 to receive cash dividends for the applicable succeeding four fiscal quarters ending June 30th, September 30th, December 31st, and March 31st. The holders have elected in writing not to receive cash dividends for the fiscal quarters through June 30, 2013. Further, the holders have irrevocably waived their cash dividend rights for the four fiscal quarters ending June 30, 2014, in accordance with the Company’s agreement with East West Bank executed on July 31, 2012.  The bank agreement prohibits the payment of cash dividends. The holders’ waiver of their cash dividend rights for the four fiscal quarters ending June 30, 2014, may be revoked if the Company’s obligations to East West Bank are terminated at any time prior to June 30, 2014.  As of March 31, 2013, $2,047,583 in dividend accretion has accumulated on the Series A Preferred Stock and the Series A Exchangeable Preferred Stock.

(4)	Bank Financing

On July 31, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (the “Bank”).  Pursuant to the Loan Agreement, the Bank provided the Company with a secured three-year $3,500,000 term loan (the “Term Loan”) which bears interest at 5.5% and contained a 12-month interest-only feature. On May 10, 2013, the Company amended the Loan Agreement which increased the principal to $5,000,000 and extended the maturity date of the Term Loan to July 31, 2016, with principal payable in 24 equal installments of approximately $221,000 including interest commencing August 1, 2014. The interest rate was modified to 5.75%.

The Loan Agreement, as amended, also contains a revolving line-of-credit (the “Revolver”) facility with maximum borrowings of $2,000,000 and an expiration date of July 31, 2014.  Under the amended Loan Agreement, advances under the Revolver bear interest at a floating rate equal to 2.00% above the Bank’s prime rate, with a 3.25% floor on the prime rate, representing an effective rate of 5.25%, as of March 31, 2013. Interest on the loan is payable monthly.  The Company is permitted to borrow against eligible accounts receivable as defined under the Revolver according to pre-established criteria. The amount available for borrowing under the Revolver as of March 31, 2013, was $1,471,000. There were no borrowings under the Revolver as of March 31, 2013.

The obligations under the Loan Agreement, as amended, are secured by a lien on substantially all assets of the Company, excluding intellectual property, provided that, following an event of default, such security interest would also include intellectual property.

The Loan Agreement, as amended, contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, pay cash dividends, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business.  The amended agreement also contains financial covenants, measured quarterly, providing a minimum level of  the Company’s tangible net worth, and non-financial covenants with respect to the timing of certain new product approvals. As of March 31, 2013, the Company was in compliance with the Loan Agreement covenants.

In connection with the Loan Agreement, on July 31, 2012, the Company issued to the Bank a warrant to purchase 133,333 shares of Company common stock for a five-year period expiring on July 31, 2017, at an exercise price of $1.80 per share which approximated the market value of the common stock at the grant date. The warrant was valued at $145,732 using the Black-Scholes option pricing model using the following assumptions: fair value of the underlying common stock of $1.80, a weighted average expected stock price volatility of 75.5%, an expected warrant life of five years, an average risk-free interest rate of 0.62%, and a 0.0% average dividend yield. The warrant was fully vested at time of issuance. The warrant cost was recorded as a debt discount and is being recognized as interest expense over the three-year period of the Term Loan using the effective interest method.

In connection with the amendment dated May 10, 2013, the Company issued to the Bank a warrant to purchase 30,257 shares of common stock for a five-year period expiring on May 10, 2018, at an exercise price of $1.98 per share which approximated the market value of the common stock at the grant date. The warrant was valued at $31,878 using the Black-Scholes option pricing model using the following assumptions: fair value of the underlying common stock of $1.98, a weighted-average expected stock price volatility of 63.6%, an expected warrant life of five years, an average risk-free interest rate of 0.71%, and a 0.0% average dividend yield. The warrant was fully vested at time of issuance. The warrant cost was recorded as a debt discount and is being recognized as interest expense over the three-year period of the Term Loan using the effective interest method.

The outstanding balance of the bank term loan is as follows:

	March 31, 2013	December 31, 2012
Balance of bank term loan	$3,500,000	$3,500,000
Debt discount	(99,129)	(116,606)
	3,400,871	3,383,394
Current portion	—	697,834
Long-term portion	$3,400,871	$2,685,560

(5)	Inventories, Property and Equipment, Intangible and Other Assets

Inventories consist of:

	March 31, 2013	December 31, 2012
Raw materials	$2,870,723	$2,489,750
Work in process	16,868	34,384
Finished goods	1,002,458	1,019,191
	$3,890,049	$3,543,325

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

Intangible and other assets consist of the following:

	March 31,	December 31,
	2013	2012

Patents and other assets	$756,180	$714,810
Patents pending	304,507	348,256
Purchased technology	43,893	46,026
Deferred financing costs	147,931	147,931
	1,252,511	1,257,023
Accumulated amortization	(444,962)	(426,778)
	$807,549	$830,245

Amortization expense of intangible and other assets for the three months ended March 31, 2013, was $27,120. Estimated amortization expense for the calendar year 2013 is $105,300. Expected amortization expense of intangible and other assets for the next five calendar years and beyond follows:

2014	$78,000
2015	47,100
2016	17,700
2017	17,700
2018	17,700
Thereafter	171,200
$349,400

The Company reviews its intangibles and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the carrying amounts of its remaining long-lived assets are fully recoverable.

(6)	Principal Products and Services

The Company has categorized its sales of products and services into the following categories:

●	Tissue oximetry monitoring products – includes sales of the FORE-SIGHT cerebral monitors, sensors, and accessories.

●	Traditional vital signs monitoring products - includes:

1)
Vital signs bedside monitors and accessories, incorporating various combinations of measurement parameters for both human and veterinary use. Parameters found in these monitors include the Company’s proprietary MAXNIBP non-invasive blood pressure, pulse oximetry, electro-cardiography, temperature, and capnography.

2)
Blood pressure measurement technology – includes sales to OEM manufacturers of the Company’s proprietary, MAXNIBP non-invasive blood pressure technology, sold as a discrete module to be included in the OEM customers’ own multi-parameter monitors, and related license fees.

3)	Supplies and service – includes sales of neonatal intensive care supplies, including electrodes, skin temperature probes, and service repair.

(7)	Loss per Common Share Applicable to Common Stockholders

Basic earnings per share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if common stock equivalents such as unvested restricted common shares, outstanding warrants and options, or convertible preferred stock were exercised or converted into common stock.  For all periods reported, the Company incurred net losses.  Therefore, for each period reported, diluted loss per share is equal to basic loss per share because the effect of including such common stock equivalents or other securities would have been anti-dilutive.

At March 31, 2013, stock options and warrants to purchase 2,007,125 and 1,022,734 shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. On an as-converted basis, 6,045,242 shares of common stock pertaining to the private placement of 150,000 shares of Series A convertible and exchangeable preferred stock issued on June 9, 2011, were also excluded as they would have been anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2013	2012

Net loss	$(1,587,183)	$(1,946,092)
Preferred stock dividend accretion	293,201	273,545
Net loss applicable to common stockholders	$(1,880,384)	$(2,219,637)

Weighted-average shares outstanding, net of unvested restricted common shares – used to compute basic and diluted loss per share applicable to common stockholders	13,391,752	13,218,840

(8)	Stock Compensation Expense and Share-based Payment Plans

Stock compensation expense was $228,419 and $228,648 for the three-month periods ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,863,000.  Such amount, net of estimated forfeitures, will be recognized in operations through the fourth quarter of 2016.

The following table summarizes the Company’s stock option information as of and for the three-month period ended March 31, 2013:

	Option	Weighted- Average	Aggregate Intrinsic	Weighted- Average Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years

Outstanding at December 31, 2012	2,007,125	$2.25	$307,406	8.0
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	—	—
Outstanding at March 31, 2013	2,007,125	$2.25	$136,500	7.7
Exercisable at March 31, 2013	815,417	$2.36	$64,313	6.2
Vested and expected to vest at March 31, 2013	1,971,419	$2.25	$134,337	7.7

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

The purposes of the Incentive Plan are to make available to key employees and directors, certain compensatory arrangements related to growth in the value of the Company’s stock so as to generate an increased incentive to contribute to the Company’s financial success and prosperity, to enhance the Company’s ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company’s financial growth and profitability, and to align, in general, the interests of employees and directors with the interests of stockholders. As of March 31, 2013, 117,000 shares of common stock remained available for issuance under the 2011 Plan. As such, the Compensation Committee of the Board of Directors has voted to include a proposal for election at the Company’s 2013 annual meeting on June 20, 2013, to amend the Incentive Plan. The amendment, if approved by the Company’s stockholders, would increase the amount of shares under the Incentive Plan by 1,000,000 to a total of 2,000,000 shares.

There were no stock options issued during the three months ended March 31, 2013.

During the first quarter of 2013, the Company’s President and Chief Executive Officer received a grant of 11,000 shares of common stock in lieu of a cash payment for a portion of his 2012 management bonus.

There were no grants of restricted stock during the three months ended March 31, 2013. As of March 31, 2013, 290,651 restricted shares issued to employees and members of the Board of Directors remain issued and non-vested. The unamortized stock compensation expense associated with the restricted shares at March 31, 2013, was $291,000 and will be recognized through the first quarter of 2015.

A summary of the restricted shares outstanding and changes for the relevant periods follow:

	Three Months Ended March 31, 2013	Weighted- Average Grant Date Fair-Value

Outstanding at beginning of period	320,476	$2.19
Granted	—	—
Cancelled	—	—
Vested	(29,825)	2.18
Outstanding at end of period	290,651	$2.19

(9)	Short-term Investments

The Company’s short-term investments are held in certificates of deposit (“CDs”) with maturities greater than three months. These investments are recorded at amortized cost.

(10)	Income Taxes

The Company does not expect to record taxable income during its 2013 fiscal year. As such, income tax benefits that may be generated during 2013 would be offset by a deferred income tax asset valuation allowance. Management established the valuation allowance at December 31, 2009, as a result of cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets concluding that a full valuation allowance is warranted. As of March 31, 2013, the deferred income tax asset valuation allowance balance was $6,608,000.

(11)	Legal Proceedings

On December 29, 2011, Nellcor Puritan Bennett, LLC, (“Nellcor”) filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging (i) breach of the settlement agreement with respect to a prior litigation matter between the parties, (ii) violation of the Lanham Act, (iii) common law unfair competition, and (iv) trade libel.  The complaint requested injunctive relief and unspecified monetary damages, including compensatory damages and reasonable attorneys’ fees.  On February 24, 2012, the Company answered the complaint and denied substantially all of the claims and set forth certain affirmative defenses.  On July 20, 2012, Nellcor filed a partial motion for summary judgment asking the Court to determine that the Company breached the settlement agreement. On December 19, 2012, the Court denied Nellcor’s motion for summary judgment, finding that the Company did not breach the settlement agreement.   Discovery has now closed, and additional motions for summary judgment and other matters have been filed by both parties. The matter remains pending, and while there can be no assurance as to the ultimate outcome, the Company does not believe at this time that its disposition would result in a material adverse effect on the Company.

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

Results of Operations

For the three months ended March 31, 2013, the Company reported a net loss applicable to common stockholders of $1,880,000, or ($0.14) per basic and diluted common share, compared to a net loss applicable to common stockholders of $2,220,000, or ($0.17) per basic and diluted common share, for the three months ended March 31, 2012.

The Company generated revenues of $5,576,000 for the three months ended March 31, 2013, an increase of $167,000, or 3%, compared to revenues of $5,409,000 for the three months ended March 31, 2012.  The following table provides information with respect to revenues by major category:

Total Revenues ($000’s)

	Three Months	Three Months
	Ended	Ended	Increase/
	March 31, 2013	March 31, 2012	(Decrease)	% Change

Tissue Oximetry Monitoring	$2,234	$1,704	$530	31%
Traditional Vital Signs Monitoring	3,342	3,705	(363)	(10%)
	$5,576	$5,409	$167	3%

Domestic Sales	$4,225	$4,211	$14	0%
International Sales	1,351	1,198	153	13%
	$5,576	$5,409	$167	3%

Tissue oximetry product revenues of $2,234,000 for the three months ended March 31, 2013, were $530,000, or 31%, above the $1,704,000 reported for the same period in the prior year led by increased sensor sales. As of March 31, 2013, the Company’s worldwide installed base of oximetry monitors was 773 units, an increase of 31% above the installed base of 592 as of March 31, 2012.

Traditional vital signs monitoring product revenues for the three months ended March 31, 2013, decreased $363,000, or 10%, to $3,342,000 from $3,705,000 reported for the same period in the prior year. Decreases in international sales of vital signs monitors, often influenced by large tenders, were responsible for the reduction and were partially offset by increases in vital signs monitor sales to U.S. customers.

Sales of all products to the U.S. market accounted for $4,225,000, or 76%, of the total revenues reported for the three months ended March 31, 2013, an increase of $14,000 from the $4,211,000 of U.S. sales reported for the three months ended March 31, 2012. International sales of all products accounted for $1,351,000, or 24%, of the total revenues reported for the three months ended March 31, 2013, an increase of $153,000, or 13%, from the $1,198,000 reported for the same period of the prior year.

The following table provides information with respect to tissue oximetry revenues:

Tissue Oximetry Revenues ($000’s)
	Three Months Ended	Three Months Ended	Increase/
	March 31, 2013	March 31, 2012	(Decrease)	% Change

Sensor Sales	$1,858	$1,445	$413	29%
Monitors & Accessories	376	259	117	45%
	$2,234	$1,704	$530	31%

Domestic Sales	$1,793	$1,330	$463	35%
International Sales	441	374	67	18%
	$2,234	$1,704	$530	31%

Worldwide sales of tissue oximetry products increased 31% for the first quarter of 2013 led by sales of disposable sensors. Worldwide sensor sales increased 29%, to $1,858,000 for the first quarter of 2013 from $1,445,000 for the first quarter of 2012. Domestic tissue oximetry product sales were $1,793,000, an increase of $463,000, or 35%, from the $1,330,000 recorded for the first quarter of 2012 as a result of both improved monitor and sensor sales. International tissue oximetry product sales were $441,000, an increase of $67,000, or 18%, from the first quarter of 2012 as a result of increased sensor sales.

Gross profit was $2,225,000 or 40% of sales for the three months ended March 31, 2013, compared to $2,035,000, or 38% of sales for the same period of the prior year. The improvement resulted primarily from manufacturing productivity gains.

Total operating expenses for the three months ended March 31, 2013, increased $137,000, or 3%, to $4,135,000 from $3,998,000 for the three months ended March 31, 2012.

Research and development expenses increased $163,000, or 18%, to $1,053,000 for the three months ended March 31, 2013, compared to $890,000 for the three months ended March 31, 2012. R&D expenses for the three months ended March 31, 2012, were net of $130,000 of reimbursements from the National Institutes of Health (“NIH”).  The Company’s NIH grant expired in late 2012, and no further reimbursements are available. Increased engineering project expenditures accounted for the balance of the increased R&D spending.

Selling, general, and administrative (“S,G&A”) expenses decreased $26,000, or 1%, to $3,082,000 for the three months ended March 31, 2013, compared to $3,108,000 for the three months ended March 31, 2012. The decrease in S,G&A for the three months ended March 31, 2013, was primarily related to lower costs for trade shows and international selling expenses, largely offset by the recently enacted medical device excise tax and increased legal expenses.

Management expects operating expenses to increase for the duration of the 2013 calendar year over first quarter 2013 spending levels primarily due to increases in R&D and selling expenses.

Interest expense of $66,000 for the three months ended March 31, 2013, primarily reflects the Company’s term debt agreement with its bank lender executed July 31, 2012.

Other income was $388,000 for the three months ended March 31, 2013, compared to $17,000 of income for the three months ended March 31, 2012. During January 2013, the Company received $381,000 related to the sale and demutualization of one of its commercial insurance providers.

The Company does not expect to record taxable income during its 2013 fiscal year. Income tax benefits that may be generated during 2013 would be offset by a deferred income tax asset valuation allowance.

Management established the valuation allowance as of December 31, 2009, as a result of cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets concluding that a full valuation allowance is warranted. As of March 31, 2013, the deferred income tax asset valuation allowance balance was $6,608,000.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2013, the Company's cash and cash equivalents and short-term investments totaled $7,746,000 compared to $10,496,000 as of December 31, 2012. Working capital decreased $577,000 to $12,042,000 as of March 31, 2013, from $12,619,000 as of December 31, 2012.

Cash used in operations for the three months ended March 31, 2013, was $2,946,000 compared to cash used in operations of $1,798,000 for the same period in the prior year. The increase in cash used from operations over the prior year period primarily related to increase in inventory and decreases in accounts payable and accrued expenses.

Cash provided by investing activities was $656,000 for the three months ended March 31, 2013, compared to cash used in investing activities of $415,000 for the same period in the prior year. Short-term investments of $493,000 for the three-months ended March 31, 2013, pertains to the transfer of funds from fully-matured certificates of deposit classified as short-term investments to the Company’s principal operating account. Expenditures for property and equipment of $213,000 for the three-months ended March 31, 2013, were primarily comprised of manufacturing equipment and FORE-SIGHT cerebral oximeter customer placements. Cash flows from investing activities for the three months ended March 31, 2013, include $381,000 of income from the sale and demutualization of the Company’s insurance provider during January 2013.

On July 31, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (the “Bank”).  Pursuant to the Loan Agreement, the Bank provided the Company with a secured three-year $3,500,000 term loan (the “Term Loan”) which bears interest at 5.5% and contained a 12-month interest-only feature. On May 10, 2013, the Company amended the Loan Agreement which increased the principal to $5,000,000 and extended the maturity date of the Term Loan to July 31, 2016, with principal payable in 24 equal installments of approximately $221,000 including interest commencing August 1, 2014. The interest rate was modified to 5.75%.

The Loan Agreement, as amended, also contains a revolving line-of-credit (the “Revolver”) facility with maximum borrowings of $2,000,000 and an expiration date of July 31, 2014.  Under the amended Loan Agreement, advances under the Revolver bear interest at a floating rate equal to 2.00% above the Bank’s prime rate, with a 3.25% floor on the prime rate, representing an effective rate of 5.25%, as of March 31, 2013.  Interest on the loan is payable monthly.  The Company is permitted to borrow against eligible accounts receivable as defined under the Revolver according to pre-established criteria. The amount available for borrowing under the Revolver as of March 31, 2013, was $1,471,000. There were no borrowings under the Revolver as of March 31, 2013.

Our 2013 business plans call for increased operating expenditures primarily to develop and market our FORE-SIGHT® technology and our other product lines. Our ordinary short-term capital needs are expected to be met from our current cash on hand and amounts available under our Loan Agreement with East West Bank. However, we may, from time to time, seek additional funding through a combination of equity and debt financings or from other sources.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the condensed consolidated financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company’s critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company’s critical accounting policies and estimates, see Item 7 and Note 2 to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2012.  There were no significant changes in critical accounting policies and estimates during the three months ended March 31, 2013.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2013. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2, and 32.1 to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On December 29, 2011, Nellcor Puritan Bennett, LLC, (“Nellcor”) filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging (i) breach of the settlement agreement with respect to a prior litigation matter between the parties, (ii) violation of the Lanham Act, (iii) common law unfair competition, and (iv) trade libel.  The complaint requested injunctive relief and unspecified monetary damages, including compensatory damages and reasonable attorneys’ fees.  On February 24, 2012, the Company answered the complaint and denied substantially all of the claims and set forth certain affirmative defenses.  On July 20, 2012, Nellcor filed a partial motion for summary judgment asking the Court to determine that the Company breached the settlement agreement. On December 19, 2012, the Court denied Nellcor’s motion for summary judgment, finding that the Company did not breach the settlement agreement.   Discovery has now closed, and additional motions for summary judgment and other matters have been filed by both parties. The matter remains pending, and while there can be no assurance as to the ultimate outcome, the Company does not believe at this time that its disposition would result in a material adverse effect on the Company.

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

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: May 14, 2013
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: May 14, 2013
By: Jeffery A. Baird
Chief Financial Officer