Form 10-Q
period 2013-06-30
CAS MEDICAL SYSTEMS INC
filed 2013-08-07
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value 18,943,208 shares as of August 5, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Assets	2013	2012

Current assets:
Cash and cash equivalents	$6,022,405	$9,245,094
Short-term investments	757,973	1,250,794
Accounts receivable, net of allowance	2,638,326	2,197,513
Inventories	3,449,327	3,543,325
Other current assets	610,720	612,082
Total current assets	13,478,751	16,848,808

Property and equipment:
Leasehold improvements	311,320	311,320
Equipment at customers	3,564,803	3,407,836
Machinery and equipment	5,635,683	5,439,521
	9,511,806	9,158,677
Accumulated depreciation and amortization	(6,854,108)	(6,443,303)
Property and equipment, net	2,657,698	2,715,374

Intangible and other assets, net	850,804	830,245

Total assets	$16,987,253	$20,394,427

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Liabilities and Stockholders' Equity	2013	2012

Current liabilities:
Accounts payable	$1,058,666	$1,906,327
Accrued expenses	1,327,505	1,625,923
Current portion of long-term debt	—	697,834
Total current liabilities	2,386,171	4,230,084

Deferred gain on sale and leaseback of property	562,833	630,152
Long-term debt less current portion	4,884,132	2,685,560
Total liabilities	7,833,136	7,545,796

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, $.001 par value per share, 1,000,000
shares authorized -
Series A convertible preferred stock, 95,500 shares
issued and outstanding, liquidation value of
$11,018,756 at June 30, 2013	8,802,000	8,802,000
Series A exchangeable preferred stock, 54,500 shares
issued and outstanding, liquidation value of
$6,327,160 at June 30, 2013	5,135,640	5,135,640
Common stock, $.004 par value per share, 40,000,000
shares authorized, 13,821,221 and 13,767,192 shares
issued at June 30, 2013, and December 31, 2012,
respectively, including shares held in treasury	55,285	55,069
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	12,550,043	12,023,721
Accumulated deficit	(17,287,371)	(13,066,319)
Total stockholders' equity	9,154,117	12,848,631

Total liabilities and stockholders' equity	$16,987,253	$20,394,427

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$5,042,420	$5,198,300	$10,618,258	$10,607,119

Cost of sales	3,124,411	3,015,656	6,475,267	6,389,401
Gross profit	1,918,009	2,182,644	4,142,991	4,217,718

Operating expenses:
Research and development	1,029,533	949,704	2,082,393	1,839,821
Selling, general and administrative	3,460,829	2,897,182	6,542,582	6,004,703
	4,490,362	3,846,886	8,624,975	7,844,524

Operating loss	(2,572,353)	(1,664,242)	(4,481,984)	(3,626,806)

Interest expense	76,824	735	142,554	883
Other expense (income)	(15,308)	(15,368)	(403,487)	(31,988)

Net loss	(2,633,869)	(1,649,609)	(4,221,051)	(3,595,701)

Preferred stock dividend accretion	298,333	278,332	591,534	551,877
Net loss applicable to common stockholders	$(2,932,202)	$(1,927,941)	$(4,812,585)	$(4,147,578)

Per share basic and diluted loss applicable to common stockholders:	$(0.22)	$(0.15)	$(0.36)	$(0.31)

Weighted average number of common shares outstanding:
Basic and diluted	13,425,416	13,260,345	13,408,584	13,239,593

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(4,221,051)	$(3,595,701)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	576,964	501,892
Amortization of debt discount	32,617	—
Stock compensation	463,106	466,778
Cash received from demutualization of insurance provider	(396,156)	—
Impaired capitalized costs	1,323	27,262
Amortization of gain on sale and leaseback of property	(67,319)	(67,319)
Changes in operating assets and liabilities:
Accounts receivable	(440,813)	(461,182)
Inventories	93,998	(334,617)
Other current assets	1,360	(129,003)
Accounts payable and accrued expenses	(1,124,079)	(195,851)
Net cash used in operating activities	(5,080,050)	(3,787,741)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(466,735)	(964,510)
Short-term investments	492,821	(7,952)
Cash received from demutualization of insurance provider	396,156	—
Purchase of intangible assets	(62,935)	(39,390)
Net cash provided by (used in) investing activities	359,307	(1,011,852)

FINANCING ACTIVITIES:
Deferred financing costs	(11,500)	—
Proceeds from long-term debt and warrants	1,500,000	—
Proceeds from issuance of common stock	9,554	10,741
Net cash provided by financing activities	1,498,054	10,741

Net change in cash and cash equivalents	(3,222,689)	(4,788,852)
Cash and cash equivalents, beginning of period	9,245,094	11,387,300
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,022,405	$6,598,448

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$102,556	$883
Accrued liability settled with common stock	$22,000	$—

See accompanying notes.

CAS Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2013

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

(2)      Basis of Presentation

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2012.  The condensed consolidated balance sheet as of December 31, 2012 was derived from the audited financial statements.

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

(3)      Stockholders’ Equity

Series A Preferred Stock

On June 9, 2011, the Company issued) 95,500 shares of “Series A Convertible Preferred Stock” and 54,500 shares of “Series A Exchangeable Preferred Stock” (the “Series A Preferred Stock”), each with a par value $0.001 per share and which are convertible into authorized but unissued shares of common stock, par value $0.004 per share, of the Company. The Series A Exchangeable Preferred Stock has substantially identical terms to the Series A Convertible Preferred Stock.

The shares of Series A Preferred Stock were initially convertible at the option of the holder into common stock at a conversion price of $2.82 (the “Conversion Price”).  The Conversion Price is subject to standard weighted-average anti-dilution adjustments.  On July 22, 2013, upon completion of the Company’s public offering of common stock, the Conversion Price was adjusted to $2.389 per share.

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

After the third anniversary of the original date of issuance, the Company can force conversion of all, and not less than all, of the outstanding Series A Preferred Stock into Company common stock as long as the closing price of its common stock is at least 250% of the Conversion Price, or $5.9725 per common share, for at least 20 of the 30 consecutive trading days immediately prior to the conversion and the average daily trading volume is greater than 50,000 shares per day over the 30 consecutive trading days immediately prior to such conversion.  The Company’s ability to cause a conversion is subject to certain other conditions as provided pursuant to the terms of the Series A Preferred Stock.

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

Pursuant to the terms of the Series A Preferred Stock, a holder must issue a written request to the Company by June 15th of 2011, 2012, or 2013 to receive cash dividends for the applicable succeeding four fiscal quarters ending June 30th, September 30th, December 31st, and March 31st. The holders have elected in writing not to receive cash dividends for the fiscal quarters through June 30, 2013. Further, the holders have irrevocably waived their cash dividend rights for the four fiscal quarters ended June 30, 2014, in accordance with the Company’s agreement with East West Bank executed on July 31, 2012.  The bank agreement prohibits the payment of dividends.  The holders’ waiver of their cash dividend rights for the four fiscal quarters ended June 30, 2014, may be revoked if the Company’s obligations to East West Bank are terminated at any time prior to June 30, 2014.  As of June 30, 2013, $2,345,916 in dividend accretion has accumulated on the Series A Preferred Stock and the Series A Exchangeable Preferred Stock.

Common Stock Public Offering

On July 16, 2013, the Company entered into a purchase agreement with Northland Securities, Inc. (“Northland”) related to the public offering (the “Offering”) of 5,200,000 shares of its common stock at $1.25 per share resulting in gross proceeds of $6,500,000. The Company executed an underwriting agreement with Northland under which Northland purchased the shares of common stock from the Company at a price of $1.16875.  Net proceeds to the Company under the transaction including fees and expenses were approximately $5,879,000. Proceeds from the transaction are intended to be used for general corporate purposes.

The Series A Preferred Stock terms referred to above contain anti-dilution provisions which modify the Conversion Price of the Series A Preferred Stock in the event that the Company issues any common stock at a price less than the Conversion Price during the three years after the original issue date of the Series A Preferred Stock. As a result of the Offering, the Conversion Price has been modified from $2.82 per share to $2.389 per share. Accordingly, based upon the liquidation value of the preferred stock at June 30, 2013, the number of shares of common stock issuable upon conversion of the Series A Preferred Stock increased from 6,151,034 to 7,260,743.

(4)      Bank Financing

On July 31, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (the “Bank”). Pursuant to the Loan Agreement, the Bank provided the Company with a secured three-year $3,500,000 term loan (the “Term Loan”) which bears interest at 5.5% and contained a 12-month interest-only feature.  On May 10, 2013, the Company amended the Loan Agreement which increased the principal to $5,000,000 and extended the maturity date of the Term Loan to July 31, 2016, with principal payable in 24 equal installments of approximately $221,000 including interest commencing on August 1, 2014. The interest rate was modified to 5.75%.

The Loan Agreement, as amended, also contains a revolving line-of-credit (the “Revolver”) facility with  maximum borrowings of $2,000,000  and an expiration date of July 31, 2014.  Under the amended Loan Agreement, advances under the Revolver bear interest at a floating rate equal to 2.00% above the Bank’s prime rate, with a 3.25% floor on the prime rate, representing an effective rate of 5.25%, as of June 30, 2013.  Interest on the loan is payable monthly.  The Company is permitted to borrow against eligible accounts receivable as defined under the Revolver  according to pre-established criteria. The amount available for borrowing under the Revolver as of June 30, 2013, was $1,469,000. There were no borrowings under the Revolver as of June 30, 2013.

The obligations under the Loan Agreement, as amended, are secured by a lien on substantially all assets of the Company, excluding intellectual property, provided that, following an event of default, such security interest would also include intellectual property.

The Loan Agreement, as amended,  contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, pay cash dividends, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business.  The amended agreement also contains financial covenants, measured quarterly, providing a minimum level of  the Company’s tangible net worth, and non-financial covenants with respect to the timing of certain new product approvals. As of June 30, 2013, the Company was in compliance with the Loan Agreement covenants.

In connection with the Loan Agreement, on July 31, 2012, the Company issued to the Bank a warrant to purchase 133,333 shares of Company common stock for a five-year period expiring on July 31, 2017, at an exercise price of $1.80 per share which approximated the market value of the common stock at the grant date. The warrant was valued at $145,732, using the Black-Scholes option pricing model with the following assumptions: fair value of the underlying common stock of $1.80, a weighted-average expected stock price volatility of 75.5%, an expected option life of five years, an average risk-free interest rate of 0.62%, and a 0.0% average dividend yield.

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

Each of the warrants issued to the Bank were fully vested at time of issuance. The warrant cost is being recorded as a debt discount and recognized as interest expense over the three-year period of the Term Loan using the effective interest method.

The outstanding balance of the bank term loan is as follows:

	June 30,	December 31,
	2013	2012

Balance of bank term loan	$5,000,000	$3,500,000
Debt discount	(115,868)	(116,606)
	4,884,132	3,383,394
Current portion	—	697,834
Long-term portion	$4,884,132	$2,685,560

(5)      Inventories, Property and Equipment, Intangible and Other Assets

Inventories consist of:

	June 30,	December 31,
	2013	2012

Raw materials	$2,577,333	$2,489,750
Work in process	13,343	34,384
Finished goods	858,651	1,019,191
	$3,449,327	$3,543,325

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

Intangible and other assets consist of the following:

	June 30,	December 31,
	2013	2012

Patents and other assets	$809,608	$714,810
Patents pending	308,266	348,256
Purchased technology	43,893	46,026
Deferred financing costs	159,431	147,931
	1,321,198	1,257,023
Accumulated amortization	(470,394)	(426,778)
	$850,804	$830,245

Amortization expense of intangible and other assets for the six months ended June 30, 2013, was $52,553. Estimated amortization expense for the calendar year 2013 is $103,200. Expected amortization expense of intangible and other assets for the next five calendar years and beyond follows:

2014	$76,800
2015	66,500
2016	46,500
2017	21,500
2018	19,900
Thereafter	183,700
$414,900

The Company reviews its intangibles and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the carrying amounts of its remaining long-lived assets are fully recoverable.

(6)      Principal Products and Services

The Company has categorized its sales of products and services into the following categories:

•	Tissue oximetry monitoring products – includes sales of the FORE-SIGHT cerebral monitors, sensors, and accessories.

•	Traditional vital signs monitoring products – includes:

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

(7)       Loss per Common Share Applicable to Common Stockholders

Basic earnings per share is calculated by dividing net loss applicable to common stockholders by the weighted- average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if common stock equivalents such as unvested restricted common shares, outstanding warrants and options, or convertible preferred stock were exercised or converted into common stock.  For all periods reported, the Company incurred net losses. Therefore, for each period reported, diluted loss per share is equal to basic loss per share because the effect of including such common stock equivalents or other securities would have been anti-dilutive.

At June 30, 2013, stock options and warrants to purchase 2,007,125 and 1,052,991 shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. On an as-converted basis, 6,151,034 shares of common stock pertaining to the private placement of 150,000 shares of Series A convertible and exchangeable preferred stock issued on June 9, 2011, were also excluded as they would have been anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net loss	$(2,633,869)	$(1,649,609)	$(4,221,051)	$(3,595,701)
Preferred stock dividend accretion	298,333	278,332	591,534	551,877
Net loss applicable to common stockholders	$(2,932,202)	$(1,927,941)	$(4,812,585)	$(4,147,578)

Weighted-average shares outstanding, net
of unvested restricted common shares -
used to compute basic and diluted loss per
share applicable to common stockholders	13,425,416	13,260,345	13,408,584	13,239,593

(8)       Stock Compensation Expense and Share-based Payment Plans

Stock compensation expense was $234,687 and $238,130 and $463,106 and $466,778 for the three- and six-month periods ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,697,000.  Such amount, net of estimated forfeitures, will be recognized in operations through the fourth quarter of 2016.

The following table summarizes the Company’s stock option information as of and for the six-month period ended June 30, 2013:

		Weighted-	Aggregate	Weighted-Average
	Option	Average	Intrinsic	Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years

Outstanding at December 31, 2012	2,007,125	$2.25	$307,406	8.0
Granted	—	—	—	—
Cancelled	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2013	2,007,125	2.25	18,726	7.5
Exercisable at June 30, 2013	869,166	$2.36	$18,726	6.1
Vested and expected to vest at
June 30, 2013	1,973,032	$2.25	$18,726	7.5

(1)	The intrinsic value of a stock option is the amount by which the market value, as of the applicable date, of the underlying stock exceeds the option exercise price.

The exercise period for all outstanding stock options may not exceed ten years from the date of grant. Stock options granted to employees and members of the Board of Directors vest typically not less than three years from the grant date. The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

On June 20, 2013, the Company’s stockholders approved an amendment to the CAS Medical Systems, Inc. 2011 Equity Incentive Plan (the “Plan”) which increased the maximum number of shares that can be issued under the Plan by 1,000,000 to 2,000,000. Awards that may be granted under the Plan include options, restricted stock and restricted stock units, and other stock-based awards. The purposes of the Plan are to make available to our key employees and directors, certain compensatory arrangements related to growth in value of our stock so as to generate an increased incentive to contribute to the Company’s financial success and prosperity; to enhance the Company’s ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company’s financial growth and profitability; and align, in general, the interests of employees and directors with the interest of our stockholders. As of June 30, 2013, 1,079,950 shares remain available for issuance under the Plan, as amended.

There were no stock options issued during the six months ended June 30, 2013.

During the first quarter of 2013, the Company’s President and Chief Executive Officer received a grant of 11,000 shares of common stock in lieu of a cash payment for a portion of his 2012 management bonus.

During the second quarter of 2013, the Company issued 37,266 shares of restricted stock to its non-employee members of the Board of Directors which vest quarterly over 12 months from the date of grant. The grants were intended to approximate $10,000 in cash value based upon the market price of the Company’s stock on the date of grant. The grants are typically issued following our annual shareholders meeting and form a standard part of our Board of Directors annual compensation. As of June 30, 2013, 300,600 restricted shares issued to employees and members of the Board of Directors remain issued and non-vested. The unamortized stock compensation expense associated with the restricted shares at June 30, 2013, was $276,000 and will be recognized through the first quarter of 2015.

           A summary of the restricted shares outstanding and changes for the relevant periods follow:

	Six Months	Weighted-Average
	Ended	Grant Date
	June 30, 2013	Fair-Value

Outstanding at beginning of period	320,476	$2.19
Granted	37,266	1.61
Cancelled	—	—
Vested	(57,142)	2.15
Outstanding at end of period	300,600	$2.12

(9)      Short-term Investments

The Company’s short-term investments are held in certificates of deposit (“CDs”) with maturities greater than three months. These investments are recorded at amortized cost.

(10)     Income Taxes

The Company does not expect to record taxable income during its 2013 fiscal year. As such, income tax benefits that may be generated during 2013 would be offset by a deferred income tax asset valuation allowance. Management established the valuation allowance at December 31, 2009, as a result of cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets concluding that a full valuation allowance is warranted. As of June 30, 2013, the deferred income tax asset valuation allowance balance was $7,561,000.

(11)     Legal Proceedings

            On December 29, 2011, Nellcor Puritan Bennett, LLC, (“Nellcor”) filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging (i) breach of the settlement agreement with respect to a prior litigation matter between the parties, (ii) violation of the Lanham Act, (iii) common law unfair competition and (iv) trade libel.  The complaint requested injunctive relief and unspecified monetary damages, including compensatory damages and reasonable attorneys’ fees.  On February 24, 2012, the Company answered the complaint and denied substantially all of the claims and set forth certain affirmative defenses.  On April 25, 2013, both Nellcor and the Company filed motions for summary judgment on the Lanham Act, unfair competition, and trade libel claims. On June 11, 2013, the Court granted the Company’s motion for summary judgment regarding the breach of contract claim and also found that the Company was entitled to attorney’s fees in an amount to be determined. If the remaining issues are not resolved at summary judgment, a trial will occur sometime after the Court rules on the pending summary judgment motions.  The matter remains pending, and while there can be no assurance as to the ultimate outcome, the Company does not believe at this time that its disposition would result in a material adverse effect on the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not limited to, the following:  foreign currency fluctuations, regulations and other economic and political factors which affect the Company’s ability to market its products internationally, changes in economic conditions that adversely affect demand for the Company’s products, potential liquidity constraints, new product introductions by the Company’s competitors, increased price competition, rapid technological changes, dependence upon significant customers, availability and cost of components for the Company’s products, the impact of any product liability or other adverse litigation, marketplace acceptance for the Company’s new products, FDA and other governmental regulatory and enforcement actions, changes in reimbursement levels from third-party payors, changes to federal research and development grant programs presently utilized by the Company, and other factors described in greater detail in the Company’s most recent annual report on Form 10-K.

Results of Operations

            For the three months ended June 30, 2013, the Company reported a net loss applicable to common stockholders of $2,932,000, or ($0.22) per basic and diluted common share, compared to a net loss applicable to common stockholders of $1,928,000, or ($0.15) per basic and diluted common share, for the three months ended June 30, 2012.

           For the six months ended June 30, 2013, the Company incurred a net loss applicable to common stockholders of $4,813,000, or ($0.36) per basic and diluted common share, compared to a net loss applicable to common stockholders of $4,148,000, or ($0.31) per basic and diluted common share, for the first six months of 2012.

The Company generated revenues of $5,042,000 for the three months ended June 30, 2013, a decrease of $156,000, or 3%, compared to revenues of $5,198,000 for the three months ended June 30, 2012.  The following table provides information with respect to revenues by major category:

Total Revenues ($000’s)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	June 30, 2013	June 30, 2012	(Decrease)	Change

Tissue Oximetry Monitoring	$2,215	$1,930	$285	15%
Traditional Vital Signs Monitoring	2,827	3,268	(441)	(13%)
	$5,042	$5,198	$(156)	(3%)

Domestic Sales	$3,964	$3,834	$130	3%
International Sales	1,078	1,364	(286)	(21%)
	$5,042	$5,198	$(156)	(3%)

Tissue oximetry product revenues of $2,215,000 for the three months ended June 30, 2013, were $285,000, or 15%, above the $1,930,000 reported for the same period in the prior year led by increased sensor sales. As of June 30, 2013, the Company’s worldwide installed base of oximetry monitors was 804 units, an increase of 26% above the installed base of 638 as of June 30, 2012.

Traditional vital signs monitoring product revenues for the three months ended June 30, 2013, decreased $441,000, or 13%, to $2,827,000 from $3,268,000 reported for the same period in the prior year. Decreases in OEM technology product sales were responsible for the reduction and were partially offset by increases in vital signs monitor sales to U.S. customers.

Sales of all products to the U.S. market accounted for $3,964,000, or 79%, of the total revenues reported for the three months ended June 30, 2013, an increase of $130,000 from the $3,834,000 of U.S. sales reported for the three months ended June 30, 2012. International sales of all products accounted for $1,078,000, or 21%, of the total revenues reported for the three months ended June 30, 2013, a decrease of $286,000, or 21%, from the $1,364,000 reported for the same period of the prior year.

The following table provides information with respect to tissue oximetry revenues:

Tissue Oximetry Revenues ($000’s)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	June 30, 2013	June 30, 2012	(Decrease)	Change

Sensor Sales	$1,944	$1,722	$222	13%
Monitors & Accessories	271	208	63	30%
	$2,215	$1,930	$285	15%

Domestic Sales	$1,692	$1,586	$106	7%
International Sales	523	344	179	52%
	$2,215	$1,930	$285	15%

Worldwide sales of tissue oximetry products increased 15% for the second quarter of 2013 led by increased sensor sales. Worldwide sensor sales increased 13%, to $1,944,000 for the second quarter of 2013 from $1,722,000 for the second quarter of 2012. Domestic tissue oximetry product sales were $1,692,000, an increase of $106,000, or 7%, from the $1,586,000 recorded for the second quarter of 2012.  Increases in domestic sensor sales were impacted by lower monitor and accessories sales. International tissue oximetry product sales were $523,000, an increase of 179,000, or 52%, from the second quarter of 2012 as a result of increases in both monitors and sensor sales.

Total Revenues ($000’s)

	Six Months Ended	Six Months Ended	Increase /	%
	June 30, 2013	June 30, 2012	(Decrease)	Change

Tissue Oximetry Monitoring	$4,449	$3,634	$815	22%
Traditional Vital Signs Monitoring	6,169	6,973	(804)	(12%)
	$10,618	$10,607	$11	0%

Domestic Sales	$8,189	$8,045	$144	2%
International Sales	2,429	2,562	(133)	(5%)
	$10,618	$10,607	$11	0%

Tissue oximetry product revenues of $4,449,000 for the six months ended June 30, 2013, were $815,000, or 22%, above the $3,634,000 reported for the same period in the prior year reflecting solid gains in monitor and sensor sales.

Traditional vital signs monitoring product revenues for the six months ended June 30, 2013, decreased $804,000, or 12%, to $6,169,000 from $6,973,000 reported for the same period in the prior year as a result of reductions in sales of OEM technology products.

Sales of all products to the U.S. market accounted for $8,189,000, or 77%, of the total revenues reported for the six months ended June 30, 2013, an increase of $144,000, or 2%, from the $8,045,000 of U.S. sales reported for the six months ended June 30, 2012.  The increase represents the net effect of higher sales of tissue oximetry products which were mostly offset by lower OEM technology product sales.  International sales of all products accounted for $2,429,000, or 23%, of the total revenues reported for the six months ended June 30, 2013, a decrease of $133,000, or 5%, from the $2,562,000 reported for the same period of the prior year.  Increases in tissue oximetry sales were offset by reductions in vital signs monitoring sales which occurred during the first quarter of 2013.

The following table provides information with respect to tissue oximetry revenues:

Tissue Oximetry Revenues ($000’s)

	Six Months Ended	Six Months Ended	Increase /	%
	June 30, 2013	June 30, 2012	(Decrease)	Change

Sensor Sales	$3,802	$3,168	$634	20%
Monitor and Accessories Sales	647	466	181	39%
	$4,449	$3,634	$815	22%

Domestic Sales	$3,485	$2,916	$569	20%
International Sales	964	718	246	34%
	$4,449	$3,634	$815	22%

Worldwide tissue oximetry product sales increased 22% to $4,449,000 for the first six months of 2013 from $3,634,000 for the first six months of 2012 reflecting solid gains in monitor and sensor sales both inside and outside of the United States.  Domestic tissue oximetry product sales were $3,485,000, an increase of $569,000, or 20%, from the $2,916,000 recorded for the first six months of 2012.  International tissue oximetry product sales were $964,000, an increase of $246,000, or 34%, from the first six months of 2012.

Gross profit was $1,918,000, or 38.0% of sales, for the three months ended June 30, 2013, compared to $2,183,000, or 42.0% of sales for the same period of the prior year. The reduction resulted primarily from the impact of lower sales volumes on manufacturing productivity. Gross profit was $4,143,000, or 39.0% of sales, for the first six months of 2013 compared to $4,218,000, or 39.8% of sales, for the first six months of 2012.

Total operating expenses for the three months ended June 30, 2013, increased $643,000, or 17%, to $4,490,000 from $3,847,000 for the three months ended June 30, 2012. Operating expenses for the first six months of 2013 increased $780,000, or 10%, to $8,625,000 from $7,845,000 for the same period of the prior year.

Research and development expenses increased $80,000, or 8%, to $1,030,000 for the three months ended June 30, 2013, compared to $950,000 for the three months ended June 30, 2012. R&D expenses for the three months ended June 30, 2012, were net of $100,000 of reimbursements from the National Institutes of Health (“NIH”).  The Company’s NIH grant expired in late 2012, and no further reimbursements are available. R&D expenses increased $243,000, or 13%, to $2,082,000 for the six months ended June 30, 2013, compared to $1,840,000 for the same period of the prior year. NIH reimbursements totaled $230,000 for the six months ended June 30, 2012.

Selling, general, and administrative (“S,G&A”) expenses increased $564,000, or 19%, to $3,461,000 for the three months ended June 30, 2013, compared to $2,897,000 for the three months ended June 30, 2012. The increase in S,G&A for the three months ended June 30, 2013, was primarily related to the recently enacted medical device excise tax and increased legal fees. S,G&A expenses for the six months ended June 30, 2013, were $6,543,000 compared to $6,005,000 for the six months ended June 30, 2012, an increase of $538,000, or 9%. Management expects operating expenses could increase for the duration of the 2013 calendar year primarily due to increases in R&D and selling expenses.

Interest expense of $77,000 and $143,000 for the three- and six-month periods ended June 30, 2013, respectively, primarily reflects the Company’s term debt agreement with its bank lender executed July 31, 2012, as amended May 10, 2013.

Other income of $403,000 for the six months ended June 30, 2013, included $396,000 of income related to the sale and demutualization of one of the Company’s commercial insurance providers.

The Company does not expect to record taxable income during its 2013 fiscal year. Income tax benefits that may be generated during 2013 would be offset by a deferred income tax asset valuation allowance.

Management established the valuation allowance as of December 31, 2009, as a result of cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets concluding that a full valuation allowance is warranted. As of June 30, 2013, the deferred income tax asset valuation allowance balance was $7,561,000.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2013, the Company's cash and cash equivalents and short-term investments totaled $6,780,000 compared to $10,496,000 as of December 31, 2012. Working capital decreased $1,526,000 to $11,093,000 as of June 30, 2013, from $12,619,000 as of December 31, 2012.

Cash used in operations for the six months ended June 30, 2013, was $5,080,000 compared to cash used in operations of $3,788,000 for the same period in the prior year. The increase in cash used from operations over the prior year period primarily related to increased net losses and decreases in accounts payable and accrued expenses.

Cash provided by investing activities was $359,000 for the six months ended June 30, 2013, compared to cash used in investing activities of $1,012,000 for the same period in the prior year. Short-term investments of $493,000 for the six-months ended June 30, 2013, pertains to the transfer of funds from fully-matured certificates of deposit classified as short-term investments to the Company’s principal operating account. Expenditures for property and equipment of $467,000 for the six-months ended June 30, 2013, were primarily comprised of manufacturing equipment and FORE-SIGHT cerebral oximeter customer placements. Cash flows from investing activities for the six months ended June 30, 2013, include $396,000 of cash from the sale and demutualization of the Company’s insurance provider during January 2013.

Cash provided by financing activities included $1,500,000 in proceeds from the Company’s amendment of its Loan and Security Agreement (the “Loan Agreement”) with East West Bank (the “Bank”). The Company originally entered into the Loan Agreement on July 31, 2012.  Pursuant to the Loan Agreement, the Bank provided the Company with a secured three-year $3,500,000 term loan (the “Term Loan”) which bears interest at 5.5% and contained a 12-month interest-only feature. On May 10, 2013, the Company amended the Loan Agreement which increased the principal to $5,000,000 and extended the maturity date of the Term Loan to July 31, 2016, with principal payable in 24 equal installments of approximately $221,000 including interest commencing August 1, 2014. The interest rate was modified to 5.75%.

The Loan Agreement, as amended, also contains a revolving line-of-credit (the “Revolver”) facility with maximum borrowings of $2,000,000 and an expiration date of July 31, 2014.  Under the amended Loan Agreement, advances under the Revolver bear interest at a floating rate equal to 2.00% above the Bank’s prime rate with a 3.25% floor on the prime rate, representing an effective rate of 5.25%, as of June 30, 2013.  Interest on the loan is payable monthly.  The Company is permitted to borrow against eligible accounts receivable as defined under the Revolver according to pre-established criteria. The amount available for borrowing under the Revolver as of June 30, 2013, was $1,469,000. There were no borrowings under the Revolver during the six months ended June 30, 2013.

On July 16, 2013, the Company entered into a purchase agreement with Northland Securities, Inc. (“Northland”) related to the public offering (the “Offering”) of 5,200,000 shares of its common stock at $1.25 per share resulting in gross proceeds of $6,500,000. The Company executed an underwriting agreement with Northland under which Northland purchased the shares of common stock from the Company at a price of $1.16875.  Net proceeds to the Company under the transaction including fees and expenses were $5,879,000. Proceeds from the transaction are intended to be used for general corporate purposes.

Our 2013 business plans call for increased operating expenditures primarily to develop and market our FORE-SIGHT® technology and our other product lines. Our ordinary short-term capital needs are expected to be met from our current cash on hand, the net proceeds from the recently completed Offering, and amounts available under the Loan Agreement.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the condensed consolidated financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company’s critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company’s critical accounting policies and estimates, see Item 7 and Note 2 to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2012.  There were no significant changes in critical accounting policies and estimates during the three months ended June 30, 2013.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2013. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2, and 32.1 to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

            On December 29, 2011, Nellcor Puritan Bennett, LLC, (“Nellcor”) filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging (i) breach of the settlement agreement with respect to a prior litigation matter between the parties, (ii) violation of the Lanham Act, (iii) common law unfair competition and (iv) trade libel.  The complaint requested injunctive relief and unspecified monetary damages, including compensatory damages and reasonable attorneys’ fees.  On February 24, 2012, the Company answered the complaint and denied substantially all of the claims and set forth certain affirmative defenses. On April 25, 2013, both Nellcor and the Company filed motions for summary judgment on the Lanham Act, unfair competition, and trade libel claims. On June 11, 2013, the Court granted the Company’s motion for summary judgment regarding the breach of contract claim and also found that the Company was entitled to attorney’s fees in an amount to be determined. If the remaining issues are not resolved at summary judgment, a trial will occur sometime after the Court rules on the pending summary judgment motions.  The matter remains pending, and while there can be no assurance as to the ultimate outcome, the Company does not believe at this time that its disposition would result in a material adverse effect on the Company.

ITEM 5.    OTHER INFORMATION

On August 5, 2013, the Company entered into an Employment Agreement with John K. Gamelin (the “Employment Agreement”), the Company’s Vice President of Research and Development. Mr. Gamelin’s employment under the Employment Agreement is “at will” and is terminable at any time by either party, subject to an obligation of the Company to provide separation pay benefits under certain circumstances as described in greater detail below.  Mr. Gamelin will receive an annual base salary of One Hundred Ninety Thousand Dollars ($190,000), which may be subject to increase at the discretion of the Compensation Committee of the Board of Directors of the Company.  Mr. Gamelin will also be eligible for an annual bonus with a target equal to 30% of his base salary in the form of cash or Company common stock as determined at the sole discretion of the Compensation Committee of the Board of Directors. Mr. Gamelin will be entitled to participate in all employee benefit programs of the Company applicable to employees of the Company, as such programs may be in effect from time to time.

If the Company terminates Mr. Gamelin’s employment without Serious Cause (as defined in the Employment Agreement) or Mr. Gamelin terminates his employment for Good Reason (as defined in the Employment Agreement), the Company shall pay him a separation pay benefit equal to six (6) months of his base salary.  Payment of severance shall be made in equal fixed installments during the period of payment in accordance with the Company’s standard payroll procedures and normal payroll dates then in effect.  In the event the value of the aforementioned payments exceeds two times the lesser of Mr. Gamelin’s annualized compensation or the maximum amount that may be taken into account for qualified plan purposes (in each case, as determined in accordance with Treasury Regulation Section 1.409A-1(b)(9)(iii)(A)), the excess shall not be paid as provided above, but instead shall be withheld and paid on the first regularly scheduled payroll date immediately following the date that is six months after the separation from service date, without adjustment for the delay in payment.

If the Company terminates Mr. Gamelin’s employment without Serious Cause, or he terminates employment with the Company for Good Reason, and, in either case, his employment is terminated within the period beginning on the date that a Change of Control (as defined in the Employment Agreement) is formally proposed to the Company’s Board of Directors and ending on the six-month anniversary of the date on which such Change of Control occurs, the Company will pay Mr. Gamelin a separation pay benefit equal to six (6) months of his base salary.  Payment of such severance shall be made in equal fixed installments during the period of payment in accordance with the Company’s standard payroll procedures and normal payroll dates then in effect.  In the event the value of the payments exceeds two times the lesser of Mr. Gamelin’s annualized compensation or the maximum amount that may be taken into account for qualified plan purposes (in each case, as determined in accordance with Treasury Regulation Section 1.409A-1(b)(9)(iii)(A)), the excess shall not be paid as provided above, but instead shall be withheld and paid on the first regularly scheduled payroll date immediately following the date that is six months after the separation from service date, without adjustment for the delay in payment.

In the event that the provisions of Internal Revenue Code Section 280G relating to “excess parachute payments” shall be applicable to any payment or benefit received or to be received by Mr. Gamelin, then the total amount of payments or benefits payable (the “Payments”) shall be reduced to an amount which would result in no portion of the Payments being subject to the excise tax imposed pursuant to Section 4999 of the Internal Revenue Code.

The Employment Agreement also contains customary confidentiality covenants and covenants not to compete or solicit during the term of employment or in the twelve month period thereafter.

The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement, a copy of which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

ITEM 6.   EXHIBITS

10.1	Employment Agreement with John K. Gamelin dated August 5, 2013

10.2	Employment Agreement with Paul Benni dated May 1, 2008

31.1	Certification pursuant to Rule 13a-14(a) of Thomas M. Patton, President and Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) of Jeffery A. Baird, Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350 of Periodic Financial Report of Thomas M. Patton, President and Chief Executive Officer, and Jeffery A. Baird, Chief Financial Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: August 7, 2013
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: August 7, 2013
By: Jeffery A. Baird
Chief Financial Officer