Form 10-Q
period 2013-09-30
CAS MEDICAL SYSTEMS INC
filed 2013-11-12
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value   18,938,549 shares as of November 11, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Assets	2013	2012

Current assets:
Cash and cash equivalents	$10,354,658	$9,245,094
Short-term investments	—	1,250,794
Accounts receivable, net of allowance	2,943,244	2,197,513
Inventories	3,558,024	3,543,325
Other current assets	516,118	612,082
Total current assets	17,372,044	16,848,808

Property and equipment:
Leasehold improvements	311,320	311,320
Equipment at customers	3,261,741	3,407,836
Machinery and equipment	5,486,369	5,439,521
	9,059,430	9,158,677
Accumulated depreciation and amortization	(6,577,704)	(6,443,303)
Property and equipment, net	2,481,726	2,715,374

Intangible and other assets, net	832,733	830,245

Total assets	$20,686,503	$20,394,427

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Liabilities and Stockholders' Equity	2013	2012

Current liabilities:
Accounts payable	$1,710,070	$1,906,327
Accrued expenses	1,221,873	1,625,923
Current portion of long-term debt	395,108	697,834
Total current liabilities	3,327,051	4,230,084

Deferred gain on sale and leaseback of property	529,174	630,152
Long-term debt less current portion	4,502,381	2,685,560
Total liabilities	8,358,606	7,545,796

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, $.001 par value per share, 1,000,000
shares authorized -
Series A convertible preferred stock, 95,500 shares
issued and outstanding, liquidation value of
$11,211,584 at September 30, 2013	8,802,000	8,802,000
Series A exchangeable preferred stock, 54,500 shares
issued and outstanding, liquidation value of
$6,437,885 at September 30, 2013	5,135,640	5,135,640
Common stock, $.004 par value per share, 40,000,000
shares authorized, 19,029,208 and 13,767,192 shares
issued at September 30, 2013 and December 31, 2012,
respectively, including shares held in treasury	76,117	55,069
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	18,663,113	12,023,721
Accumulated deficit	(20,247,493)	(13,066,319)
Total stockholders' equity	12,327,897	12,848,631

Total liabilities and stockholders' equity	$20,686,503	$20,394,427

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net sales	$5,353,166	$6,110,813	$15,971,424	$16,717,932

Cost of sales	3,512,905	3,596,056	9,988,172	9,985,457
Asset impairment charge	407,141	—	407,141	—
Total cost of sales	3,920,046	3,596,056	10,395,313	9,985,457

Gross profit	1,433,120	2,514,757	5,576,111	6,732,475

Operating expenses:
Research and development	1,012,546	906,202	3,094,939	2,746,023
Selling, general and administrative	3,297,653	3,131,409	9,840,235	9,136,112
	4,310,199	4,037,611	12,935,174	11,882,135

Operating loss	(2,877,079)	(1,522,854)	(7,359,063)	(5,149,660)

Interest expense	86,927	46,059	229,482	46,941
Other income	(3,884)	(4,161)	(407,371)	(36,148)

Net loss	(2,960,122)	(1,564,752)	(7,181,174)	(5,160,453)

Preferred stock dividend accretion	303,553	283,203	895,087	835,080
Net loss applicable to common stockholders	$(3,263,675)	$(1,847,955)	$(8,076,261)	$(5,995,533)

Per share basic and diluted loss applicable to common stockholders:	$(0.19)	$(0.14)	$(0.55)	$(0.45)

Weighted-average number of common shares outstanding:
Basic and diluted	17,471,529	13,313,901	14,762,899	13,264,362

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(7,181,174)	$(5,160,453)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	887,183	791,583
Amortization of debt discount	45,974	—
Stock compensation	695,293	687,017
Cash received from demutualization of insurance provider	(396,156)	—
Impairment of capitalized patent costs	39,650	45,371
Impairment of assets at customer sites	407,141	—
Amortization of gain on sale and leaseback of property	(100,978)	(100,978)
Changes in operating assets and liabilities:
Accounts receivable	(745,731)	(887,082)
Inventories	(14,699)	(126,376)
Other current assets	95,964	(135,585)
Accounts payable and accrued expenses	(578,309)	183,705
Net cash used in operating activities	(6,845,842)	(4,702,798)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(981,600)	(1,364,685)
Short-term investments	1,250,794	1,237,398
Cash received from demutualization of insurance provider	396,156	—
Purchase of intangible assets	(109,713)	(73,337)
Net cash provided by (used in) investing activities	555,637	(200,624)

FINANCING ACTIVITIES:
Deferred financing costs	(11,500)	(146,270)
Proceeds from long-term debt and warrants	1,500,000	3,500,000
Proceeds from issuance of common stock	5,911,269	52,615
Net cash provided by financing activities	7,399,769	3,406,345

Net change in cash and cash equivalents	1,109,564	(1,497,077)
Cash and cash equivalents, beginning of period	9,245,094	11,387,300
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,354,658	$9,890,223

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$176,126	$19,250
Accrued liability settled with common stock	$22,000	$—

See accompanying notes.

CAS Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2013

(1)      The Company

CAS Medical Systems, Inc. (the “Company” or “CASMED”) is a medical technology company that develops, manufactures, and distributes non-invasive patient monitoring products that are vital to patient care. Our products include the FORE-SIGHT® series of absolute tissue oximeters and sensors, including the new FORE-SIGHT ELITE™ oximeter and our traditional monitoring products which include MAXNIBP® and the new MAX IQ® blood pressure measurement technologies, bedside monitoring products, and supplies for neonatal intensive care. These products are designed to provide accurate, non-invasive, biologic measurements that guide healthcare providers to deliver improved patient care. CASMED markets its products worldwide through its sales force, distributors, manufacturers’ representatives, and original equipment manufacturers.

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

(3)      Stockholders’ Equity

Series A Preferred Stock

On June 9, 2011, the Company issued 95,500 shares of “Series A Convertible Preferred Stock” and 54,500 shares of “Series A Exchangeable Preferred Stock” (collectively, the “Series A Preferred Stock”), each with a par value $0.001 per share and which are convertible into authorized but unissued shares of common stock, par value $0.004 per share, of the Company. The Series A Exchangeable Preferred Stock has substantially identical terms to the Series A Convertible Preferred Stock.

The shares of Series A Preferred Stock were initially convertible at the option of the holder into common stock at a conversion price of $2.82 (the “Conversion Price”).  The Conversion Price is subject to standard weighted-average anti-dilution adjustments.  On July 22, 2013, upon completion of the Company’s public offering of common stock described below, the Conversion Price was adjusted to $2.389 per share.

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

Pursuant to the terms of the Series A Preferred Stock, a holder must issue a written request to the Company by June 15th of 2011, 2012, or 2013 to receive cash dividends for the applicable succeeding four fiscal quarters ending June 30th, September 30th, December 31st, and March 31st. The holders have elected in writing not to receive cash dividends for the fiscal quarters through June 30, 2013. Further, the holders have irrevocably waived their cash dividend rights for the four fiscal quarters ended June 30, 2014, in accordance with the Company’s agreement with East West Bank executed on July 31, 2012.  The bank agreement prohibits the payment of dividends.  The holders’ waiver of their cash dividend rights for the four fiscal quarters ended June 30, 2014, may be revoked if the Company’s obligations to East West Bank are terminated at any time prior to June 30, 2014.  As of September 30, 2013, $2,649,469 in dividend accretion has accumulated on the Series A Preferred Stock.

Common Stock Public Offering

On July 22, 2013, the Company entered into an underwriting agreement with Northland Securities, Inc. (“Northland”) related to the public offering (the “Offering”) of 5,200,000 shares of its common stock at $1.25 per share resulting in gross proceeds of $6,500,000. Pursuant to the underwriting agreement, Northland purchased the shares of common stock from the Company at a price of $1.16875 per share.  Net proceeds to the Company under the transaction, after fees and expenses, were approximately $5,879,000. Proceeds from the transaction are intended to be used for general corporate purposes.

The Series A Preferred Stock terms referred to above contain anti-dilution provisions which modify the Conversion Price of the Series A Preferred Stock in the event that the Company issues any common stock at a price less than the Conversion Price during the three years after the original issue date of the Series A Preferred Stock. As a result of the Offering, the Conversion Price was modified from $2.82 per share to $2.389 per share. Accordingly, based upon the liquidation value of the preferred stock at September 30, 2013, the number of shares of common stock issuable upon conversion of the Series A Preferred Stock was 7,387,806.

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

          The Loan Agreement, as amended, also contains a revolving line-of-credit (the “Revolver”) facility with maximum borrowings of $2,000,000 and an expiration date of July 31, 2014.  Under the amended Loan Agreement, advances under the Revolver bear interest at a floating rate equal to 2.00% above the Bank’s prime rate, with a 3.25% floor on the prime rate, representing an effective rate of 5.25%, as of September 30, 2013.  Interest on the loan is payable monthly.  The Company is permitted to borrow against eligible accounts receivable as defined under the Revolver according to pre-established criteria. The amount available for borrowing under the Revolver as of September 30, 2013, was $1,631,000. There were no borrowings under the Revolver as of September 30, 2013.

The obligations under the Loan Agreement, as amended, are secured by a lien on substantially all assets of the Company, excluding intellectual property, provided that, following an event of default, such security interest would also include intellectual property.

The Loan Agreement, as amended,  contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, pay cash dividends, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business.  The amended agreement also contains financial covenants, measured quarterly, providing a minimum level of  the Company’s tangible net worth, and non-financial covenants with respect to the timing of certain new product approvals. As of September 30, 2013, the Company was in compliance with the Loan Agreement covenants.

In connection with the Loan Agreement, on July 31, 2012, the Company issued to the Bank a warrant to purchase 133,333 shares of Company common stock for a five-year period expiring on July 31, 2017, at an exercise price of $1.80 per share which approximated the market value of the common stock at the grant date. The warrant was valued at $145,732, using the Black-Scholes option pricing model with the following assumptions: fair value of the underlying common stock of $1.80, a weighted-average expected stock price volatility of 75.5%, an expected warrant life of five years, an average risk-free interest rate of 0.62%, and a 0.0% average dividend yield.

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

The outstanding balance of the bank term loan is as follows:

	September 30,	December 31,
	2013	2012

Balance of bank term loan	$5,000,000	$3,500,000
Debt discount	(102,511)	(116,606)
	4,897,489	3,383,394
Current portion	395,108	697,834
Long-term portion	$4,502,381	$2,685,560

(5)      Inventories, Property and Equipment, Intangible and Other Assets

Inventories consist of:

	September 30,	December 31,
	2013	2012

Raw materials	$2,091,419	$2,489,750
Work in process	20,381	34,384
Finished goods	1,446,224	1,019,191
	$3,558,024	$3,543,325

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

At the end of the third quarter of 2013, the Company launched its next-generation FORE-SIGHT ELITE cerebral oximetry technology which offers a significant enhanced user interface and improved ease-of-use. The Company, therefore, expects that there will be significant demand for the new technology and that many customers currently utilizing the Company’s first generation cerebral oximetry technology under its monitor placement program will seek to upgrade to the latest technology.

Accordingly, management conducted an impairment analysis with respect to the company owned monitors at customer locations as of the launch date, based upon the projected net cash flows of the subject monitors through the estimated exchange date. We concluded that projected cash flows for certain monitors was less than their carrying value indicating impairment. We estimated the fair value of the impaired monitors by discounting the projected cash flows using a risk-free rate for the various periods. We determined that an impairment of $407,141 was required to reduce the net book value of the assets to estimated fair value. The impairment charge is reported in total cost of sales. Further, the monitors will be amortized using the straight-line method over the adjusted estimated remaining useful lives of the assets. This will result in increased amortization of the monitors until the monitors are removed from service.

Intangible assets consist of patents issued, patents pending, trademarks, and purchased technology which are recorded at cost. Patents are amortized on a straight-line basis over 20 years. Capitalized costs are amortized over their estimated useful lives.

Intangible and other assets consist of the following:

	September 30,	December 31,
	2013	2012

Patents and other assets	$846,371	$714,810
Patents pending	279,956	348,256
Purchased technology	43,893	46,026
Deferred financing costs	159,431	147,931
	1,329,651	1,257,023
Accumulated amortization	(496,918)	(426,778)
	$832,733	$830,245

Amortization expense of intangible and other assets for the nine months ended September 30, 2013, was $79,076. Estimated amortization expense for the calendar year 2013 is $107,100. For the nine months ended September 30, 2013, $39,650 has been recorded as impaired capitalized costs primarily related to abandoned pending patents. Expected amortization expense of intangible and other assets for the next five calendar years and beyond follows:

2014	$88,000
2015	77,700
2016	54,600
2017	23,300
2018	20,500
Thereafter	463,600
$727,700

The Company reviews its intangibles and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the carrying amounts of its remaining long-lived assets are fully recoverable.

(6)      Principal Products and Services

The Company has categorized its sales of products and services into the following categories:

●	Tissue oximetry monitoring products – includes sales of the FORE-SIGHT cerebral monitors, sensors, and accessories.

●	Traditional vital signs monitoring products – includes:

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

(7)     Loss Per Common Share Applicable to Common Stockholders

Basic loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if common stock equivalents such as unvested restricted common shares, outstanding warrants and options, or convertible preferred stock were exercised or converted into common stock.  For all periods reported, the Company incurred net losses. Therefore, for each period reported, diluted loss per share is equal to basic loss per share because the effect of including such common stock equivalents or other securities would have been anti-dilutive.

At September 30, 2013, stock options and warrants to purchase 2,007,125 and 1,052,991 shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. On an as-converted basis, 7,387,806 shares of common stock pertaining to the private placement of 150,000 shares of Series A Preferred Stock, were also excluded as they would have been anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net loss	$(2,960,122)	$(1,564,752)	$(7,181,174)	$(5,160,453)
Preferred stock dividend accretion	303,553	283,203	895,087	835,080
Net loss applicable to common stockholders	$(3,263,675)	$(1,847,955)	$(8,076,261)	$(5,995,533)

Weighted-average shares outstanding, net of unvested restricted common shares -
used to compute basic and diluted loss per share applicable to common stockholders	17,471,529	13,313,901	14,762,899	13,264,362

(8)     Stock Compensation Expense and Share-based Payment Plans

Stock compensation expense was $232,186 and $220,239 and $695,293 and $687,017 for the three- and nine-month periods ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,469,000.  Such amount, net of estimated forfeitures, will be recognized in operations through the fourth quarter of 2016.

The following table summarizes the Company’s stock option information as of and for the nine-month period ended September 30, 2013:

		Weighted-	Aggregate	Weighted-Average
	Option	Average	Intrinsic	Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years

Outstanding at December 31, 2012	2,007,125	$2.25	$307,406	8.0
Granted	—	—	—	—
Cancelled	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2013	2,007,125	2.25	—	7.2
Exercisable at September 30, 2013	917,916	$2.36	$—	5.9
Vested and expected to vest at
September 30, 2013	1,974,495	$2.25	$—	7.2

(1)	The intrinsic value of a stock option is the amount by which the market value, as of the applicable date, of the underlying stock exceeds the option exercise price.

The exercise period for all outstanding stock options may not exceed ten years from the date of grant. Stock options granted to employees and members of the Board of Directors vest typically not less than three years from the grant date. The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

On June 20, 2013, the Company’s stockholders approved an amendment to the CAS Medical Systems, Inc. 2011 Equity Incentive Plan (the “Plan”) which increased the maximum number of shares that can be issued under the Plan by 1,000,000 to 2,000,000. Awards that may be granted under the Plan include options, restricted stock and restricted stock units, and other stock-based awards. The purposes of the Plan are to make available to our key employees and directors, certain compensatory arrangements related to growth in value of our stock so as to generate an increased incentive to contribute to the Company’s financial success and prosperity; to enhance the Company’s ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company’s financial growth and profitability; and align, in general, the interests of employees and directors with the interests of our stockholders. As of September 30, 2013, 1,079,950 shares remain available for issuance under the Plan, as amended.

There were no stock options issued during the nine months ended September 30, 2013.

During the first quarter of 2013, the Company’s President and Chief Executive Officer received a grant of 11,000 shares of common stock in lieu of a cash payment for a portion of his 2012 management bonus.

During the second quarter of 2013, the Company issued 37,266 shares of restricted stock to its non-employee members of the Board of Directors which vest quarterly over 12 months from the date of grant. The grants were intended to approximate $10,000 in cash value per director based upon the market price of the Company’s stock on the date of grant. The grants are typically issued following our annual shareholders meeting and form a standard part of our Board of Directors annual compensation. As of September 30, 2013, 272,531 restricted shares issued to employees and members of the Board of Directors remain issued and non-vested. The unamortized stock compensation expense associated with the restricted shares at September 30, 2013, was $218,000 and will be recognized through the first quarter of 2015.

A summary of the restricted shares outstanding and changes for the relevant periods follow:

	Nine Months	Weighted-Average
	Ended	Grant Date
	September 30, 2013	Fair-Value

Outstanding at beginning of period	320,476	$2.19
Granted	37,266	1.61
Cancelled	—	—
Vested	(85,211)	2.12
Outstanding at end of period	272,531	$2.13

On October 2, 2013, the Company granted Brian J. Wagner, Chief Commercial Officer, a non-qualified stock option grant in connection with his employment with the Company. The stock option grant provides for the purchase of 250,000 shares of the Company’s common stock at $1.35 per share, representing the closing price of the common stock on the grant date. The fair value of the option granted was estimated on the date of grant to be $0.97 per share using the Black-Scholes option-pricing model assuming a weighted-average expected stock price volatility of 83.6%, a weighted-average expected option life of 6.25 years, an average risk-free interest rate of 1.77%, and a 0.0% average dividend yield. The stock option vests over a four-year period on each anniversary of the date of grant.

(9)      Short-term Investments

The Company’s short-term investments are held in certificates of deposit (“CDs”) with maturities greater than three months. These investments are recorded at amortized cost. As of September 30, 2013, the short-term investments were fully matured and were transferred to the Company’s principal operating account.

(10)    Income Taxes

The Company does not expect to record taxable income during its 2013 fiscal year. As such, income tax benefits that may be generated during 2013 would be offset by a deferred income tax asset valuation allowance. Management established the valuation allowance at December 31, 2009, as a result of cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets concluding that a full valuation allowance is warranted. As of September 30, 2013, the deferred income tax asset valuation allowance balance was $8,535,000.

(11)    Legal Proceedings

On December 29, 2011, Nellcor Puritan Bennett, LLC, (“Nellcor”) filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging (i) breach of the settlement agreement with respect to a prior litigation matter between the parties, (ii) violation of the Lanham Act, (iii) common law unfair competition, and (iv) trade libel.  The complaint requested injunctive relief and unspecified monetary damages, including compensatory damages and reasonable legal fees.  On February 24, 2012, the Company answered the complaint and denied substantially all of the claims and set forth certain affirmative defenses.  On April 25, 2013, both Nellcor and the Company filed motions for summary judgment on the Lanham Act, unfair competition, and trade libel claims. On June 11, 2013, the Court granted the Company’s motion for summary judgment regarding the breach of contract claim and also found that the Company was entitled to legal fees in an amount to be determined. If the remaining issues are not resolved at summary judgment, a trial will occur sometime after the Court rules on the pending summary judgment motions.  The matter remains pending, and while there can be no assurance as to the ultimate outcome, the Company does not believe at this time that its disposition would result in a material adverse effect on the Company.

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

Results of Operations

For the three months ended September 30, 2013, the Company incurred a net loss applicable to common stockholders of $3,264,000, or ($0.19) per basic and diluted common share, compared to a net loss applicable to common stockholders of $1,848,000, or ($0.14) per basic and diluted common share, for the three months ended September 30, 2012.

For the nine months ended September 30, 2013, the Company incurred a net loss applicable to common stockholders of $8,076,000, or ($0.55) per basic and diluted common share, compared to a net loss applicable to common stockholders of $5,996,000, or ($0.45) per basic and diluted common share, for the first nine months of 2012.

The Company generated revenues of $5,353,000 for the three months ended September 30, 2013, a decrease of $758,000, or 12%, compared to revenues of $6,111,000 for the three months ended September 30, 2012.

The following table provides information with respect to revenues by major category:

Total Revenues ($000’s)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	September 30, 2013	September 30, 2012	(Decrease)	Change

Tissue Oximetry Monitoring	$2,030	$1,953	$77	4%
Traditional Vital Signs Monitoring	3,323	4,158	(835)	(20%)
	$5,353	$6,111	$(758)	(12%)

Domestic Sales	$4,296	$4,947	$(651)	(13%)
International Sales	1,057	1,164	(107)	(9%)
	$5,353	$6,111	$(758)	(12%)

Tissue oximetry product revenues of $2,030,000 for the three months ended September 30, 2013, were $77,000, or 4%, above the $1,953,000 reported for the same period in the prior year led by increased sensor sales. As of September 30, 2013, the Company’s worldwide installed base of oximetry monitors was 845 units, an increase of 21% above the installed base of 696 as of September 30, 2012.

Traditional vital signs monitoring product revenues for the three months ended September 30, 2013, decreased $835,000, or 20%, to $3,323,000 from $4,158,000 reported for the same period in the prior year. Decreases in vital signs monitor sales to the Veterans Administration (“VA”) were primarily responsible for the decline.

Sales of all products to the U.S. market accounted for $4,296,000, or 80%, of the total revenues reported for the three months ended September 30, 2013, a decrease of $651,000 from the $4,947,000 of U.S. sales reported for the three months ended September 30, 2012. International sales of all products accounted for $1,057,000, or 20%, of the total revenues reported for the three months ended September 30, 2013, a decrease of $107,000, or 9%, from the $1,164,000 reported for the same period of the prior year.

The following table provides information with respect to tissue oximetry revenues:

Tissue Oximetry Revenues ($000’s)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	September 30, 2013	September 30, 2012	(Decrease)	Change

Sensor Sales	$1,854	$1,616	$238	15%
Monitors & Accessories	176	337	(161)	(48%)
	$2,030	$1,953	$77	4%

Domestic Sales	$1,751	$1,599	$152	10%
International Sales	279	354	(75)	(21%)
	$2,030	$1,953	$77	4%

Worldwide sales of tissue oximetry products increased 4% for the third quarter of 2013 led by a 15% increase in sensor sales. Worldwide sensor sales increased to $1,854,000 for the third quarter of 2013 from $1,616,000 for the third quarter of 2012. Monitor sales were down 48% worldwide as the Company transitioned to the launch of the new FORE-SIGHT ELITE oximeter and sensors in mid-September. Domestic sales increased 10% to $1,751,000 driven by a 19% increase in sensor sales. International tissue oximetry product sales were $279,000, a decrease of $75,000, or 21%, from the third quarter of 2012 as a result of decreases in both monitors and sensor sales.

Total Revenues ($000’s)

	Nine Months Ended	Nine Months Ended	Increase /	%
	September 30, 2013	September 30, 2012	(Decrease)	Change

Tissue Oximetry Monitoring	$6,478	$5,587	$891	16%
Traditional Vital Signs Monitoring	9,493	11,131	(1,638)	(15%)
	$15,971	$16,718	$(747)	(4%)

Domestic Sales	$12,484	$12,992	$(508)	(4%)
International Sales	3,487	3,726	(239)	(6%)
	$15,971	$16,718	$(747)	(4%)

Tissue oximetry product revenues of $6,478,000 for the nine months ended September 30, 2013, were $891,000, or 16%, above the $5,587,000 reported for the same period in the prior year reflecting solid gains in worldwide sensor sales.

Traditional vital signs monitoring product revenues for the nine months ended September 30, 2013, decreased $1,638,000, or 15%, to $9,493,000 from $11,131,000 reported for the same period in the prior year as a result of reductions in worldwide sales of vital signs monitors and OEM technology products.

Sales of all products to the U.S. market accounted for $12,484,000, or 78%, of the total revenues reported for the nine months ended September 30, 2013, a decrease of $508,000, or 4%, from the $12,992,000 of U.S. sales reported for the nine months ended September 30, 2012.  The decrease represents the net effect of higher sales of tissue oximetry products which were more than offset by both lower vital signs monitoring sales and OEM technology product sales.  International sales of all products accounted for $3,487,000, or 22%, of the total revenues reported for the nine months ended September 30, 2013, a decrease of $239,000, or 6%, from the $3,726,000 reported for the same period of the prior year.  Increases in tissue oximetry sales were more than offset by reductions in vital signs monitoring sales and OEM technology product sales.

The following table provides information with respect to tissue oximetry revenues:

Tissue Oximetry Revenues ($000’s)

	Nine Months Ended	Nine Months Ended	Increase /	%
	September 30, 2013	September 30, 2012	(Decrease)	Change

Sensor Sales	$5,655	$4,783	$872	18%
Monitor and Accessories Sales	823	804	19	2%
	$6,478	$5,587	$891	16%

Domestic Sales	$5,235	$4,514	$721	16%
International Sales	1,243	1,073	170	16%
	$6,478	$5,587	$891	16%

Worldwide tissue oximetry product sales increased 16% to $6,478,000 for the first nine months of 2013 from $5,587,000 for the first nine months of 2012 reflecting solid gains in worldwide sensor sales.  Domestic tissue oximetry product sales were $5,235,000, an increase of $721,000, or 16%, from the $4,514,000 recorded for the first nine months of 2012.  International tissue oximetry product sales were $1,243,000, an increase of $170,000, or 16%, from the first nine months of 2012.

Gross profit was $1,433,000, or 26.8% of sales, for the three months ended September 30, 2013, compared to $2,515,000, or 41.2% of sales for the same period of the prior year. Gross profit for the third quarter of 2013 was negatively impacted by an impairment charge of $407,000 pertaining to the Company’s first generation FORE-SIGHT monitors. During the third quarter of 2013, the Company launched its next generation FORE-SIGHT ELITE cerebral oximetry technology which offers a significantly enhanced user interface and improved ease-of-use. The Company, therefore, expects that there will be significant demand for the new technology and that many customers currently utilizing the Company’s first-generation cerebral oximetry technology under its placement program will seek to upgrade to the latest technology. The new technology has a substantially lower manufacturing cost basis for both monitors and disposable sensors. Although not obligated to do so, the Company will seek to upgrade much of its installed base of placed monitors in the United States. Management conducted an asset impairment analysis with respect to the FORE-SIGHT monitors at customer locations as of the launch date based upon the sum of the projected net cash flows through the estimated exchange date. We conducted that projected cash flows for certain monitors was less than their carrying value indicating impairment. We estimated the fair value of the impaired monitors by discounting the projected cash flows using a risk-free rate for the various periods. We determined that an impairment adjustment of $407,000 was required to reduce the net book value of the assets to estimated fair value. In addition, the monitors will be amortized over their adjusted remaining useful life based upon the Company’s expected exchange dates which will have the effect of accelerating the amortization of the monitors until they are removed from service. We estimate that the acceleration of the amortization will unfavorably impact the fourth quarter of 2013 by approximately $185,000 and calendar year 2014 by approximately $200,000 compared to the amortization that would have occurred had the upgrades not occurred.

Gross profit for the three months ended September 30, 2013, was also affected by slighter lower gross margin rates due to unfavorable product mix, inventory obsolescence charges pertaining to first generation cerebral oximetry component inventory, and an unfavorable adjustment related  to the material overhead rate applied to inventory.

Gross profit was $5,576,000, or 34.9% of sales, for the first nine months of 2013 compared to $6,732,000, or 40.3% of sales, for the first nine months of 2012. Unfavorable product mix and the impairment charge referred to above were primarily responsible for the year-to-date decline in the gross profit rate.

Total operating expenses for the three months ended September 30, 2013, increased $273,000, or 7%, to $4,310,000 from $4,038,000 for the three months ended September 30, 2012. Operating expenses for the first nine months of 2013 increased $1,053,000, or 9%, to $12,935,000 from $11,882,000 for the same period of the prior year.

Research and development expenses increased $107,000, or 12%, to $1,013,000 for the three months ended September 30, 2013, compared to $906,000 for the three months ended September 30, 2012. R&D expenses for the three months ended September 30, 2012, were net of $100,000 of reimbursements from the National Institutes of Health (“NIH”).  The Company’s NIH grant expired in late 2012, and no further reimbursements are available. R&D expenses increased $349,000, or 13%, to $3,095,000 for the nine months ended September 30, 2013, compared to $2,746,000 for the same period of the prior year. NIH reimbursements totaled $296,000 for the nine months ended September 30, 2012.

Selling, general and administrative (“S,G&A”) expenses increased $167,000, or 5%, to $3,298,000 for the three months ended September 30, 2013, compared to $3,131,000 for the three months ended September 30, 2012. The increase in S,G&A for the three months ended September 30, 2013, was primarily related to the recently enacted medical device excise tax and increased legal fees. S,G&A expenses for the nine months ended September 30, 2013, were $9,840,000 compared to $9,136,000 for the nine months ended September 30, 2012, an increase of $704,000, or 8%. Legal expenses, medical device excise taxes, consulting expenses and FORE-SIGHT ELITE product samples were responsible for the increase.

Management expects operating expenses to peak in the fourth quarter of 2013. In early November 2013, the Company implemented certain reductions to its operating expenses including personnel and related costs and third-party services.  Costs associated with the termination are not expected to have a material impact on the Company’s fourth quarter of 2013. Cost reductions for 2014 are expected in manufacturing, research and development, marketing, and general and administrative expenses. Sales-related expenditures are estimated to expand in 2014 as the Company continues to build out its global distribution network to sell its new FORE-SIGHT ELITE Oximeter, its new 740 SELECT and PPM3 Vital Signs monitors, and its new MAX IQ non-invasive blood pressure technology.   Overall, management expects planned operating expenses for the 2014 calendar year to be approximately 7% to 10% below 2013 levels.

Interest expense of $87,000 and $229,000 for the three- and nine-month periods ended September 30, 2013, respectively, primarily reflects the Company’s term debt agreement with its bank lender executed July 31, 2012, as amended May 10, 2013. Interest expense for the nine months ended September 30, 2013, includes $46,000 of amortization of the debt discount related to the warrants issued to the Company’s bank lender.

Other income of $407,000 for the nine months ended September 30, 2013, included $396,000 of income related to the sale and demutualization of one of the Company’s commercial insurance providers.

The Company does not expect to record taxable income during its 2013 fiscal year. Income tax benefits that may be generated during 2013 would be offset by a deferred income tax asset valuation allowance. Management established the valuation allowance as of December 31, 2009, as a result of cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets, concluding that a full valuation allowance is warranted. As of September 30, 2013, the deferred income tax asset valuation allowance balance was $8,535,000.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2013, the Company's cash and cash equivalents and short-term investments totaled $10,355,000 compared to $10,496,000 as of December 31, 2012. Working capital increased $1,426,000 to $14,045,000 as of September 30, 2013, from $12,619,000 as of December 31, 2012.

Cash used in operations for the nine months ended September 30, 2013, was $6,846,000 compared to cash used in operations of $4,703,000 for the same period in the prior year. The increase in cash used from operations over the prior year period primarily related to increased net losses, increases in accounts receivable, and decreases in accounts payable and accrued expenses.

Cash provided by investing activities was $556,000 for the nine months ended September 30, 2013, compared to cash used in investing activities of $201,000 for the same period in the prior year. Short-term investments of $1,251,000 for the nine months ended September 30, 2013, pertains to the transfer of funds from fully-matured certificates of deposit classified as short-term investments to the Company’s principal operating account. Expenditures for property and equipment of $982,000 for the nine months ended September 30, 2013, were primarily comprised of manufacturing equipment and FORE-SIGHT cerebral oximeter customer placements. Cash flows from investing activities for the nine months ended September 30, 2013, include $396,000 of cash from the sale and demutualization of the Company’s insurance provider during January 2013.

As a result of the Company’s launch of its next-generation FORE-SIGHT oximetry technology and its planned upgrade of its first-generation FORE-SIGHT oximetry monitors placed with customers in the U.S., the Company expects to incur approximately $1,000,000 of capital expenditures during 2014 and 2015 to upgrade those customers. Under the Company’s FORE-SIGHT monitor placement program, customers purchase disposable sensors for use with the Company’s equipment.  The Company retains title to the monitors shipped to its customers under this program.

Cash provided by financing activities during the nine months ended September 30, 2013, included $1,500,000 in proceeds from the Company’s amendment of its Loan and Security Agreement (the “Loan Agreement”) with East West Bank (the “Bank”). The Company originally entered into the Loan Agreement on July 31, 2012.  Pursuant to the Loan Agreement, the Bank provided the Company with a secured three-year $3,500,000 term loan (the “Term Loan”) which bears interest at 5.5% and contained a 12-month interest-only feature. On May 10, 2013, the Company amended the Loan Agreement which increased the principal to $5,000,000 and extended the maturity date of the Term Loan to July 31, 2016, with principal payable in 24 equal installments of approximately $221,000 including interest commencing August 1, 2014. The interest rate was modified to 5.75%.

The Loan Agreement, as amended, also contains a revolving line-of-credit facility (the “Revolver”) with maximum borrowings of $2,000,000 and an expiration date of July 31, 2014.  Under the amended Loan Agreement, advances under the Revolver bear interest at a floating rate equal to 2.00% above the Bank’s prime rate with a 3.25% floor on the prime rate, representing an effective rate of 5.25%, as of September 30, 2013.  Interest on the loan is payable monthly.  The Company is permitted to borrow against eligible accounts receivable as defined under the Revolver according to pre-established criteria. The amount available for borrowing under the Revolver as of September 30, 2013, was $1,631,000. There were no borrowings under the Revolver during the nine months ended September 30, 2013. Further, the Company does not have any current plans to borrow against the Revolver.

On July 22, 2013, the Company entered into an underwriting agreement with Northland Securities, Inc. (“Northland”) related to the public offering (the “Offering”) of 5,200,000 shares of its common stock at $1.25 per share resulting in gross proceeds of $6,500,000. Pursuant to the underwriting agreement, Northland purchased the shares of common stock from the Company at a price of $1.16875 per share.  Net proceeds to the Company under the transaction after fees and expenses were $5,890,000. Proceeds from the transaction are intended to be used for general corporate purposes.

Management expects operating expenses to peak in the fourth quarter of 2013. In early November 2013, the Company implemented certain operating expense reductions including personnel and related costs and third-party services.  Costs associated with the termination are not expected to have a material impact on the Company’s fourth quarter of 2013. Cost reductions for 2014 are expected in manufacturing, research and development, marketing, and general and administrative expenses. Sales related expenditures are estimated to expand in 2014 as the Company continues to build out its global distribution network to sell its new FORE-SIGHT ELITE Oximeter, its new 740 SELECT and PPM3 Vital Signs monitors, and its new MAX IQ non-invasive blood pressure technology.   Overall, management expects planned operating expenses for the 2014 calendar year to be approximately 7% to 10% below 2013 levels. Our ordinary short-term capital needs are expected to be met from our current cash on hand, the net proceeds from the recently completed Offering, and amounts available under the Loan Agreement.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the condensed consolidated financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company’s critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company’s critical accounting policies and estimates, see Item 7 and Note 2 to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2012.  There were no significant changes in critical accounting policies and estimates during the three months ended September 30, 2013.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2013. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2, and 32.1 to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On December 29, 2011, Nellcor Puritan Bennett, LLC, (“Nellcor”) filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging (i) breach of the settlement agreement with respect to a prior litigation matter between the parties, (ii) violation of the Lanham Act, (iii) common law unfair competition, and (iv) trade libel.  The complaint requested injunctive relief and unspecified monetary damages, including compensatory damages and reasonable legal fees.  On February 24, 2012, the Company answered the complaint and denied substantially all of the claims and set forth certain affirmative defenses. On April 25, 2013, both Nellcor and the Company filed motions for summary judgment on the Lanham Act, unfair competition, and trade libel claims. On June 11, 2013, the Court granted the Company’s motion for summary judgment regarding the breach of contract claim and also found that the Company was entitled to legal fees in an amount to be determined. If the remaining issues are not resolved at summary judgment, a trial will occur sometime after the Court rules on the pending summary judgment motions.  The matter remains pending, and while there can be no assurance as to the ultimate outcome, the Company does not believe at this time that its disposition would result in a material adverse effect on the Company.

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

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: November 12, 2013
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: November 12, 2013
By: Jeffery A. Baird
Chief Financial Officer