Form 10-K
period 2013-12-31
CAS MEDICAL SYSTEMS INC
filed 2014-03-19
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2013

 Commission File Number 0-13839

CAS MEDICAL SYSTEMS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	06-1123096
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

44 East Industrial Road, Branford, Connecticut  06405
(Address of principal executive offices, including zip code)

(203) 488-6056
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.004 par value	The NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

As of June 28, 2013, which is the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $17,580,000 based on the closing price as reported on the NASDAQ Global Market.  This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of March 18, 2014, there were 19,409,669 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 25, 2014, are incorporated by reference in Part III of this Report.  Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Form 10-K.

PART I

This report contains information that includes or is based on forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties.  These statements may be identified by the use of words such as "anticipates," "expects," "estimates," "projects," "intends" and "believes" and variations thereof and other terms of similar meaning.  Factors that could cause the Company's actual results and financial condition to differ from the Company's expectations include, but are not limited to: potential liquidity constraints; price and product competition; rapid technological changes; dependence on new product development; failure to introduce new products effectively or on a timely basis; the mix of products sold; supply and prices of raw materials and products; customer demand for the Company’s products; regulatory actions; changes in reimbursement levels from third-party payors; product liability or other litigation claims; changes in economic conditions that adversely affect the level of demand for the Company's products; changes in foreign exchange markets; changes in financial markets; changes in the competitive environment; and other risks described in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.  While the Company believes that the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate.  All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

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

Item 1. Business

This past year was transformational for CASMED.  After significant investments over the prior three years, the Company reached major milestones by introducing new products in three major product categories:  tissue oximetry, vital signs monitoring, and non-invasive blood pressure monitoring.  These new state-of-the-art products, introduced into improved distribution channels and supported by renewed marketing efforts, should be the final and key steps to enable CASMED to emerge from its turn-around and transform itself into a growing company.  We believe this line-up of new products should enable revenue growth, help improve margins, create operational leverage, and permit the Company to eventually reach profitability.

Overview

We are a medical technology company that develops, manufactures and markets non-invasive patient monitoring products that are vital to patient care. Our products include the FORE-SIGHT® and FORE-SIGHT ELITE™ Absolute Tissue Oximeters and sensors and our Traditional Monitoring products, which include MAXNIBP® and MAXIQ™ blood pressure measurement technologies, monitoring products for the bedside and out-patient oral surgery settings, including the 740 SELECT™ and PPM3 monitors, and neonatal vital signs supplies. These products are designed to provide accurate, non-invasive, biologic measurements that guide clinicians to provide better patient care.

We believe that our FORE-SIGHT Absolute Tissue Oximetry products place CASMED in a unique position to expand the clinical application for monitoring tissue oxygenation. Standard non-invasive parameters such as pulse oximetry and blood pressure only provide surrogate markers of tissue oxygen delivery.  The indirect nature of these parameters forces clinicians to infer the adequacy of oxygenation in vital organs, including the brain.  However, data convincingly show that clinician inferences of cerebral oxygenation during medical procedures often does not correlate with actual tissue oxygenation levels and that potentially dangerously low levels of cerebral oxygenation often go unrecognized.  Therefore, direct monitoring of cerebral oxygenation provides a unique and powerful tool that allows clinicians to recognize and treat potentially dangerous tissue hypoxia to avoid adverse clinical outcomes.

As clinician education and experience demonstrates that use of cerebral and tissue oximetry improves patient care, we believe that the market for these monitors will continue to expand at attractive rates.  We believe the FORE-SIGHT Absolute Tissue Oximeter provides the most accurate and reliable readings and is well-positioned to compete in that expanding market.  In 2013, worldwide revenues of FORE-SIGHT products grew 16% over the prior year to $9.1 million, driven by a 20% increase in the worldwide sales of FORE-SIGHT disposable sensors.

Strategy

Over the past three years, the Company has taken significant steps to capitalize on the opportunity for the growth of its FORE-SIGHT cerebral oximetry franchise and to refresh and rebuild its Traditional Monitoring product lines.

Specifically, our current strategy consists of two primary elements:

●
Invest in FORE-SIGHT – Given the unique clinical value of FORE-SIGHT and its position as a best-in-class cerebral oximeter in an expanding market, we believe that substantial investment in the FORE-SIGHT opportunity is warranted.  Therefore, over the past three years we have committed significant resources to expand, upgrade, and revitalize our FORE-SIGHT selling organization, and to increase our marketing and clinical support for the product.  We also engaged in a major research and development initiative to launch a second generation FORE-SIGHT product, called FORE-SIGHT ELITE, to improve the functionality of the monitor, lower manufacturing costs, and meet the evolving needs of our customers.  That monitor was introduced to the market in late-September 2013.  The Company believes that the FORE-SIGHT ELITE will be the catalyst towards increased oximetry revenues, higher margins, expanded international distribution, and leveraged operating expenses.

●
Rejuvenate our Traditional Monitoring Products - We also commenced significant efforts to refresh and rebuild our offerings within our Traditional Monitoring product lines where we enjoy strong brand loyalty and long-term customers who value the high quality products and service we provide. We revamped our selling organizations for each of our Traditional Monitoring products and engaged in significant development efforts to design both a new non-invasive blood pressure suite of products and an upgraded and refreshed vital signs monitor. These new products were also introduced to the markets in the third quarter of 2013.

Specific accomplishments for 2013 included:

●
The Company launched its next-generation FORE-SIGHT ELITE cerebral oximetry monitor and sensors.  That product brings state-of-the-art technology with industry-leading accuracy in an easy to use form with lower manufacturing costs for the Company.

●	Worldwide FORE-SIGHT sales increased 16% over 2012 levels led by a 20% growth in worldwide disposable sensor sales.

●	Worldwide cumulative net shipments of FORE-SIGHT monitors as of December 31, 2013, were 935, an increase of 26% from the cumulative total of 741 units as of December 31, 2012.

●
The Company shipped a net of 90 FORE-SIGHT monitors worldwide in the fourth quarter of 2013 following the launch of the next-generation FORE-SIGHT ELITE cerebral monitor and sensors at the end of the third quarter of 2013.  This compares to the average net shipment of 35 monitors per quarter in the first three quarters of the year.

●
Throughout 2013, the Company introduced FORE-SIGHT into many of the top academic and cardiac hospitals. Our FORE-SIGHT customers now include nine of the top 20 adult cardiac hospitals in the U.S., as ranked by U.S. News and World Report, and three of the top ten pediatric cardiac hospitals.

●
The Company also launched three new products into its traditional monitoring market:  the next-generation 740 SELECT™ and PPM3 vital signs monitors and its new MAX IQ™ non-invasive blood pressure technology.

●
In May 2013, the Company amended its term loan with East West Bank increasing the principal to $5.0 million and extending the maturity date to July 2016. The Company’s revolving line-of-credit was reduced to $2.0 million. As of December 31, 2013, the revolver remained undrawn.

●	During July 2013, the Company completed an underwritten public offering for the purchase of 5.2 million shares of its common stock. Net proceeds to the Company were $5.8 million.

●
In October 2013, Brian J. Wagner joined the Company’s executive management team as Chief Commercial Officer. Most recently, Mr. Wagner was Senior Vice President and Chief Marketing Officer at Phillips Imaging Systems. Prior to that, he held key positions in Kimberly-Clark Health Care, Rubbermaid Healthcare, Guidant Corporation, and Boston Scientific.

Description of Products and Services

The Company reports two categories of revenue within one reportable business unit.

●	Tissue Oximetry Monitoring – includes sales of the Company’s FORE-SIGHT Absolute Tissue Oximeter monitors, sensors and accessories.

●
Traditional Monitoring – includes sales of the Company’s traditional vital signs products and services including:  (i) sales to Original Equipment Manufacturers (“OEM”) of the Company’s proprietary non-invasive blood pressure technology (MAXNIBP and MAXIQ) for inclusion in the OEM customer’s own multi-parameter monitors; (ii) bedside vital signs monitors and accessories incorporating various combinations of measurement parameters for both human and veterinary use, such as non-invasive blood pressure, pulse oximetry, electrocardiography (ECG), temperature, and capnography (CO² measurements); (iii) neonatal intensive care vital signs supplies including electrodes and skin temperature probes; and (iv) service repair.

Tissue Oximetry Monitoring

CASMED’s FORE-SIGHT Absolute Tissue Oximeter technology provides a simple, non-invasive, quantitative measurement of oxygenation in cerebral tissue.  The percentage saturation of cerebral hemoglobin with oxygen is obtained by placing a sensor on both the right and the left side of the patient’s forehead. The FORE-SIGHT ELITE sensors emit five different wavelengths of infrared light that harmlessly penetrate into the cerebral tissue and are reflected back to photo-detectors in the same sensor.  An exclusive algorithm then determines the percentage of hemoglobin that is saturated with oxygen in the blood of the brain tissue underlying each sensor. Through these proprietary and patented processes, FORE-SIGHT provides clinicians with an accurate, absolute numerical measure of tissue oxygenation.  FORE-SIGHT can also be used to monitor the oxygenation of other tissues such as muscle and abdominal tissues in newborns weighing less than 4 kilograms.

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

●
CASMED’s FORE-SIGHT ELITE monitors emit five wavelengths of light, permitting an increased level of signal acquisition thereby providing sufficient data to solve for other optical variables in the tissue sample, such as melanin in the skin, that would otherwise be confused as hemoglobin signals.

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

With FORE-SIGHT’s absolute tissue oxygenation measurement, clinicians can have confidence that the value displayed is a more accurate value of the actual tissue oxygenation to enable clinical interventions once a predetermined absolute threshold is reached (for example if the oxygen saturation levels drop below an absolute value of 60%).

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

During the third quarter of 2013, the Company launched its next generation FORE-SIGHT ELITE cerebral oximeter. The FORE-SIGHT ELITE is lighter and more portable than our prior model, includes more features and provides for enhanced ease of use. New features include the ability to monitor four channels of patient data; a larger, higher contrast viewing screen, and intuitive touch-screen controls. Its revolutionary system, using five wavelengths of light to interrogate tissue under the sensor, allows the ELITE to measure oxygenation at levels of accuracy previously not seen.

Since its introduction in 2007 through the end of 2013, the Company has shipped a cumulative total of 935 FORE-SIGHT monitors to customers throughout the world.  The quantity of “net units shipped” that the Company reports each fiscal quarter adds to this cumulative total and reflects the number of monitors shipped to customers less returns.  The cumulative total is not affected by exchanges or monitor upgrades.

The Need for Tissue Oxygenation Monitoring

Oxygen is necessary to keep cells viable.  The brain has a very high metabolic rate, consuming approximately 20% of the body’s oxygen at rest.  It is thus the organ that is least resistant to oxygen deprivation. Lack of sufficient oxygenation in the brain causes neurologic injury such as cognitive impairment, stroke, paralysis, coma and/or hypoxic encephalopathy.  These injuries can result in severe morbidity or even death. Dangerous deficits in brain hemoglobin saturation (reflecting decreased brain oxygen levels) are termed “desaturation events” because the hemoglobin of the blood is no longer sufficiently “saturated” with oxygen molecules.  Desaturations can be caused by many factors.  The brain responds to insufficient levels of oxygen by increasing ventilation, cardiac output, and blood pressure in order to increase oxygen delivery.  It also vasodilates to increase brain blood flow.  This biologic process is called “auto-regulation.”  However, auto-regulation is compromised by illness, surgical intervention, trauma, and anesthesia, and neonates and children have immature auto-regulation capabilities.

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

While we believe the eventual addressable market for tissue oximetry could someday be as large as $500 million, we estimate current total worldwide annual revenues from the sale of tissue oximetry to be approximately $80 million to $90 million.  Given the broad potential applicability of this parameter, and the small current rate of market penetration, we also believe that market rates of growth can accelerate the foreseeable future.

The growing body of published literature in support of tissue oximetry will play an increasingly important role in the expansion of the tissue oximetry market as clinicians continue to be educated regarding the potential benefits of this parameter.  Therefore, a significant part of our longer term strategy is to continue to encourage and support research related to the need for cerebral oximetry and its efficacy in improving care.  FORE-SIGHT has already been referenced in over 200 clinical papers, abstracts, and posters.

These studies, and the existing body of clinical evidence, continue to provide a solid academic and data-driven support for the expanded use of the product in critical care settings.

Traditional Monitoring

In addition to Tissue Oximetry products, CASMED provides a series of traditional vital signs monitoring products and services to clinicians around the world.  Those include:

●
Sales to Original Equipment Manufacturers (“OEM”) of the Company’s proprietary non-invasive blood pressure technology (MAXNIBP and MAXIQ) for inclusion in the OEM customers’ own multi-parameter monitors;

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

Blood Pressure Measurement Technology

The Company has developed a proprietary non-invasive blood pressure measurement technology that it sells under the MAXNIBP and MAXIQ brands.  The Company believes this technology is more accurate, reliable, and able to produce a measurement result faster than its competitors in high motion environments.  These advantages are important, especially in the most challenging clinical situations where measurements can be difficult to obtain such as emergency care and when caring for pediatric patients.  The Company has entered into OEM agreements to supply its MAXNIBP and MAXIQ technology to various companies throughout the world.  This technology is used in other monitoring systems where non-invasive blood pressure is one of many measurement parameters.  The Company’s OEM agreements are typically multi-year arrangements.

Vital Signs Monitoring

The Company offers a full line of non-invasive vital signs monitoring products for a variety of general care settings such as hospital wards, outpatient medical surgical units, recovery rooms, procedure labs, physician offices, long term care facilities and emergency response settings. The monitors are small, lightweight, portable, and easy to use.

The Company manufactures two platforms of vital signs monitors based around its proprietary MAXNIBP non-invasive blood pressure technology and incorporating various combinations of other measurement parameters including pulse oximetry, electro-cardiography, temperature, and capnography.  CASMED monitors are ideal for a range of clinical settings both human and veterinary. The Company has a blanket agreement with the U.S. Department of Veterans Affairs (the “VA”) for purchase of its vital signs monitors through February 2015. Since the introduction of the Company’s vital signs monitor in 2003, the Company has sold more than 16,000 vital signs monitors to the VA hospitals and clinics throughout the U.S.

During June 2013, we received FDA 510(k) clearance for our next-generation vital signs monitor, the 740 SELECT. The 740 SELECT has significantly upgraded features, including touchscreen controls and customizable information displays and is offered with the newest technology available from our pulse oximetry partners. The 740 SELECT will be targeted at the hospital market (such as the VA hospital system), outpatient surgery centers and non-hospital clinics.

In addition, during the second half of 2013, the Company entered the oral surgery market with a vital signs monitor, the PPM3, which is manufactured for the Company under an exclusive agreement and sold by the Company through a dedicated distribution network that is being formed throughout the U.S.  The PPM3 incorporates pulse oximetry, electro-cardiography, temperature, and capnography.

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

As of December 31, 2013, the Company utilized a team of 25 sales and clinical support specialists dedicated to the FORE-SIGHT product line in the U.S. including five direct sales representatives, seven clinical specialists, and 13 sales professionals in five manufacturer representative organizations. In January 2014, the Company hired an additional four direct sales representatives in the U.S. to cover territory previously managed by certain manufacturer’s representatives.

Outside the U.S., as of December 31, 2013, the Company had three exclusive or non-exclusive FORE-SIGHT sales consultants located in Europe and the Pacific Rim all managing FORE-SIGHT sales via our distribution partners.

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

Sales of the Company’s neonatal supplies are primarily sold via key stocking distribution partners in the U.S.

	Financial Information Relating to Sales
	Year Ended December 31
	2013	2012

Domestic Sales	$17,114,215	$17,511,029
International Sales	4,801,579	5,158,036
Total	$21,915,794	$22,669,065

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

We believe that the principal competitive factors that we and other companies competing in our markets face are:

●	FDA clearance;
●	The accuracy, reliability, and repeatability of measurements;
●	Publication of peer-reviewed clinical studies;
●	Acceptance by thought-leaders in anesthesia, surgery, perfusion, and other key clinical roles for new technologies such as cerebral oxygenation monitoring;
●	Documented improved patient outcomes;
●	The cost effectiveness of monitoring solutions and overall pricing;
●	Interfacing with multi-parameter patient monitoring and data solutions;
●	The overall ease of use and product quality;
●	Sales and marketing capability and established sales distribution channels;
●	Contractual arrangements with hospitals, hospital systems, buying groups, and professional service providers; and
●	IP protection and timing and acceptance of product innovation.

Competitors for our Tissue Oximetry products include Covidien, Ornim, Masimo, Hutchinson Technology, Nonin Medical, and Hamamatsu.

Competitors for our Traditional Vital Signs Monitoring products are myriad and include large corporations such as Philips, General Electric, Mindray Medical, and Welch Allyn, among others in the vital signs monitor market and companies such as the SunTech Medical Division of Halma, Inc., Omron Corp., and Mindray in the OEM NIBP market.  Many of the major patient monitoring solutions companies also have their own proprietary NIBP technology.

Research and Development

As of December 31, 2013, our Research and Development (R&D) organization consisted of a staff of 17 engineers and scientists focused on the following primary areas:

●	Advanced algorithm research;
●	Sensor and optical development;
●	Hardware development and support; and
●	Clinical research.

Our R&D efforts in 2013 were primarily focused on developing a new FORE-SIGHT monitor with improved functionality and lower manufacturing costs, advancing the design and the performance of our MAXNIBP non-invasive blood pressure technology, and updating our vital signs monitoring product offering.

During 2013 and 2012, the Company incurred R&D expenses of approximately $4,211,000 and $4,020,000, or 19% and 18% of revenues, respectively. The 2013 expenses are net of $44,000 of accrued tax credits to be exchanged for payments in cash.  The 2012 expenses are net of $296,000 of reimbursements from the National Institutes of Health (“NIH”), as discussed below, and $148,000 of state tax credits exchanged for payments in cash.

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

Trademarks, Patents and Copyrights

Certificates of Registration have been issued to the Company by the United States Patent and Trademark Office for the following marks:  CAS®, CASMED®, COOL-LIGHT®, For Every Life and Breath Situation®,  For What’s Vital®, FORE-SIGHT®, HOLD-TIGHT®, Klear-Trace®, LASER-SIGHT®, Limboard®, MAXNIBP®, Mother/baby®, NeoGuard®, the heart shaped mark for use as a thermal reflector, and the Company's corporate logo. In addition, the Company has several pending trademark applications.

The Company holds ten U.S. patents and fifteen international patents, and has multiple pending patent applications for its FORE-SIGHT technologies which it believes provide it with a competitive market advantage.  The Company believes the design concepts covered in its patents, patent applications, and provisional patent applications are important to providing a tissue oximeter capable of absolute tissue oxygen saturation measurements with FORE-SIGHT’s level of accuracy. Although the Company holds such patents and has patents pending related to certain of its products, it does not believe that its business as a whole is significantly dependent upon patent protection.  The Company also relies on trade secret, copyright and other laws and on confidentiality agreements to protect its technology.  The Company has copyright protection for the software used in its blood pressure and tissue oximeter monitors.

The Company will continue to seek patent, trademark and copyright protections as it deems advisable to protect the markets for its products and its R&D efforts.  We believe that neither our patents nor our other legal rights will necessarily prevent third parties from developing or using a similar or a related technology to compete against our products.

Employees

As of December 31, 2013, the Company had 97 employees of which 96 were full-time.  The Company has no collective bargaining agreements and believes that relations with its employees are good.

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

In the last factory inspection of the Company by the FDA during March 2013 no material non-conformities were observed.

International Regulatory Compliance

CASMED maintains certification to ISO 13485:2003 by the notified body, BSI Inc., in its manufacturing facility. These certifications and compliance with the Medical Device Directive allow CASMED to use the "CE" mark on its products.  The CE mark is required for medical devices to gain access to the European Union (“EU”) common market and other non-EU markets as well.  The FDA, recognizing the value of this universally accepted quality system, has patterned its Quality System Regulations after ISO 9001 and ISO 13485. CASMED maintains full compliance with ISO 13485:2003 and the EU’s Medical Device Directive, as evaluated by annual assessment.

Manufacturing and Quality Assurance

The Company assembles, tests, or packages its products at its facility in Branford, Connecticut.  The various components for the products, which include plastic moldings, wire, printed circuit boards, sub-assemblies, and many other parts are obtained from outside vendors.  The Company has not experienced any sustained interruption in production or the supply of components and does not anticipate any difficulties in obtaining the components necessary to manufacture its products.

Quality assurance procedures are performed by the Company at its Branford, Connecticut facility and occasionally at its suppliers' facilities to standards set forth in the FDA's "Quality System Regulations."  These procedures include the initial qualification of the supplier, inspection of components, and full testing of finished goods.  The Company has a controlled environment where the final assembly of single-patient-use products is conducted.

Customers

Our five largest customers accounted for approximately 30% and 36% of revenues in 2013 and 2012, respectively.  Among these customers, Physio-Control, Inc. accounted for 9% and 11% of revenues during 2013 and 2012, respectively. Also included above are sales to the U.S. Department of Veterans Affairs (“V.A.”). When aggregating sales to the individual V.A. hospitals, those sales accounted for 8% and 18% of overall sales for 2013 and 2012, respectively.  The Company has a blanket agreement with the V.A. for the purchase of its vital signs monitors through February 2015.

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

We have experienced operating losses during our last six fiscal years.  The net loss applicable to common stockholders was $11,566,000 for the 2013 calendar year and the accumulated deficit was $23,429,000 as of December 31, 2013.  The Company does not anticipate a return to operating profits in the near term and there can be no assurance that we will be able to improve our results of operations in the near term or at all.

The Company’s ordinary short-term capital needs are expected to be met from our current cash on hand and amounts available under the revolving credit agreement with East West Bank which to date remains unused. Cash flows may be impacted by a number of factors, including changing market conditions, market acceptance of the FORE-SIGHT system, and the loss of one or more key customers. The Company may seek additional capital; however, there can be no assurance that we will be successful in raising additional capital if the need arises.  The failure to raise any necessary additional capital on acceptable terms, or at all, could have a material adverse effect on our business and results of operations.

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

Our five largest customers accounted for approximately 30% and 36% of revenues in 2013 and 2012, respectively. Among these customers, Physio-Control, Inc. accounted for 9% and 11% of revenues during 2013 and 2012, respectively. Also included above are sales to the U.S. Department of Veterans Affairs (“V.A.”). When aggregating sales to the individual V.A. hospitals, those sales accounted for 8% and 18% of overall sales for 2013 and 2012, respectively.  The Company has a blanket agreement with the V.A. for the purchase of its vital signs monitors through February 2015. The loss of any significant customer could have a material adverse effect on our financial position and results of operations.

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

Cost-containment efforts of our customers, purchasing groups, third-party payors, and governmental organizations could adversely affect our sales and profitability.

Many existing and potential customers for our products within the United States have become members of group purchase organizations (GPOs) and integrated delivery networks (IDNs), in an effort to reduce costs. GPOs and IDNs negotiate pricing arrangements with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple manufacturers with the intention of driving down pricing. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain or maintain contract positions with major GPOs and IDNs across our product portfolio. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products, thereby reducing our profitability.

While having a contract with a GPO or IDN for a given product category can facilitate sales to members of that GPO or IDN, such contract positions can offer no assurance that sales volumes of those products will be maintained. GPOs and IDNs increasingly are awarding contracts to multiple suppliers for the same product category. Even when we are the sole contracted supplier of a GPO or IDN for a certain product category, members of the GPO or IDN generally are free to purchase from other suppliers. Furthermore, GPO and IDN contracts typically are terminable without cause upon 60 to 90 days’ notice. Accordingly, the members of such groups may choose to purchase from our competitors due to the price or quality offered by such competitors, which could result in a decline in our sales and profitability.

Distributors of our products also have begun to negotiate terms of sale more aggressively to increase their profitability. Failure to negotiate distribution arrangements having advantageous pricing and other terms of sale could cause us to lose market share and would adversely affect our business, results of operations, financial condition, and cash flows.

Outside the United States, we have experienced pricing pressure from centralized governmental healthcare authorities and increased efforts by such authorities to lower healthcare costs. We frequently are required to engage in competitive bidding for the sale of our products to governmental purchasing agents. Our failure to offer acceptable prices to these customers could adversely affect our sales and profitability in these markets.

Defects or failures associated with our products could lead to recalls or safety alerts and negative publicity.

Manufacturing flaws, component failures, design defects, off-label uses, or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall of, or issuance of a safety alert relating to, our products and result in significant costs and negative publicity. Due to the strong name recognition of our brands, an adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture, or marketing of our products could result in the suspension or delay of regulatory reviews of our applications for new product approvals. We also may undertake a voluntary recall of products or temporarily shut down production lines based on performance relative to our own internal safety and quality monitoring and testing data. Any of the foregoing problems could disrupt our business and have a material effect on our business, results of operations, financial condition, and cash flows.

We depend on distributors for a substantial portion of our revenues. Failure to establish and maintain relationships with distributors could materially and adversely affect our business, financial condition, and results of operations.

We depend on distributors for a substantial percentage of our revenues. Certain of our distribution agreements may contain terms that are not favorable to us, and as our existing distribution agreements expire, we may be unable to renew with our desired distributors on favorable terms or at all. In addition, we seek to limit our dependence on any single distributor by limiting and periodically redefining the scope of each distributor’s territory and the range of our products that it sells, which may make us less attractive to some distributors. Furthermore, competition for distributors is intense. We compete for distributors domestically and internationally with other leading medical equipment and device companies that may have higher visibility, greater name recognition and financial resources, and a broader product selection than we do. Our competitors also often enter into long-term distribution agreements that effectively prevent their distributors from selling our products. At times, we may also become engaged in contract disputes or other negotiations with distributors. Consequently, establishing relationships with new distributors, maintaining relationships with existing distributors, and replacing distributors may be difficult and time consuming. Any disruption of our distribution network, including our failure to renew distribution agreements at favorable terms or our failure to successfully negotiate contract disputes, could negatively affect our ability to effectively sell our products and could materially and adversely affect our business, financial condition, and results of operations.

If we are unable to effectively structure and manage our distribution network, actions taken by our distributors could harm our corporate image and cause us to fail to meet our sales goals.

We have limited ability to manage the activities of our distributors, who are independent from us. Our distributors could take one or more of the following actions, some of which we have previously experienced, any of which could have a material adverse effect on our business, prospects, and brand:

●	sell products that compete with products that they have contracted to sell for us;

●	sell our products outside of our pricing guidelines, distorting the market price of our products;

●	sell our products outside their designated territory or to non-authorized end-users, possibly in violation of the exclusive distribution rights of other distributors;

●	directly or indirectly distribute products lacking necessary U.S. certifications into the U.S. market in violation of applicable U.S. law;

●	fail to adequately promote our products; and/or

●	fail to provide proper training, repair and service to our end-users.

Furthermore, our distributors may focus selling efforts only on those products that provide them with the largest margins at the expense of products that offer them smaller margins.

Failure to adequately manage our distribution network or non-compliance by distributors with our distribution agreements could harm our corporate image among end-users of our products and disrupt our sales, resulting in a failure to meet our sales goals.

Our direct sales operations are costly, and the related ongoing operational costs could have a material adverse effect on our business.

We maintain direct operations in the United States and rely on direct sales for a significant portion of our revenues from the United States. Maintaining a direct sales force is costly. In the United States, we typically provide our direct operations personnel with payroll and other benefits that we do not provide independent distributors. Many of these benefits are fixed costs that do not depend on revenue generation. Maintaining these direct operations is costly and ongoing operational costs could have a material adverse effect on our business.

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

Recent federal efforts to reform the U.S. health care industry have resulted in legislation such as the Patient Protection and Affordable Care Act (“Affordable Care Act”) and other measures which will effect changes in healthcare delivery and coverage and public and private reimbursements for services performed.  Federal initiatives may also affect state programs. Legislative changes may affect hospital market expenditures for medical devices, the type and volume of procedures performed, and the demand for new and innovative products. These changes could be significant and may adversely affect the demand for our products, our results of operations, cash flows, and our overall financial condition.

The Affordable Care Act provisions are funded by a variety of taxes including a medical device excise tax (“MDET”) of 2.3% imposed on manufacturers and importers of certain medical devices.  The Company became subject to the MDET effective January 1, 2013. MDET expenses were $302,000 for 2013.

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

Our international business is subject to currency, regulatory, and related risks.

Our international sales subject us to currency and related risks.  We expect that international sales will continue to constitute a significant portion of our business.  Although we sell our products in United States dollars and only have limited currency risks, an increase in the value of the United States dollar relative to foreign currencies in our international markets could make our products less price competitive in these markets. Our international sales accounted for 22% and 23% of our total net sales for the 2013 and 2012 fiscal years, respectively.

Our business practices in countries other than the United States are governed by U.S. laws, including the Foreign Corrupt Practices Act, as well as local laws and regulatory schemes.  While we believe we maintain a robust compliance program requiring adherence by our employees and distribution partners to all U.S. and foreign laws and regulatory schemes, there can be no assurances that our foreign distribution partners so comply, which failure could cause the Company to suffer the loss of the ability to sell in those jurisdictions or other liability.

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

We have outstanding shares of preferred stock with rights and preferences superior to those of our common stock.

The issued and outstanding shares of Series A Convertible Preferred Stock and Series A Exchangeable Preferred Stock grant the holders of such preferred stock anti-dilution, voting, accretion, dividend and liquidation rights that are superior to those held by the holders of our common stock. In addition, should we issue, or be deemed to issue, certain additional shares of common stock for a price below $2.389 per share, as amended, the conversion price of the Series A Convertible Preferred Stock and Series A Exchangeable Preferred Stock shall be lowered based on a weighted average formula, which will have the effect of immediately diluting the holders of our common stock.

Ownership of our shares is concentrated in the hands of a few investors which could limit the ability of our other stockholders to influence the direction of the company.

As calculated by SEC rules of beneficial ownership, Thomas, McNerney & Partners and their affiliates, and Deerfield Management Company, L.P. each beneficially owned approximately 27.9% and 16.5%, respectively, of our common stock as of the dates of their most recent public filings with the SEC. Accordingly, although they are not affiliated with one another, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

Sales of a substantial number of shares of our common stock in the public market originally issued through the conversion of preferred stock, exercise of options or warrants, or additional financing transactions could adversely affect the market price of our common stock and would have a dilutive effect upon our stockholders.

Historically, our common stock has been thinly traded.  This low trading volume may have had a significant effect on the market price of our common stock, which may not be indicative of the market price in a more liquid market. As of December 31, 2013, options and warrants for the purchase of 3,371,616 shares of our common stock were outstanding and 7,517,093 shares of common stock were issuable upon conversion of our outstanding Series A Convertible Preferred Stock and Series A Exchangeable Preferred Stock.

We depend highly on certain key management personnel.

We believe that our future success will depend to a significant extent on the efforts and abilities of our senior management, in particular, Thomas Patton, our President and Chief Executive Officer, Brian Wagner, our Chief Commercial Officer, Dr. Paul Benni, our Chief Scientific Officer, Dr. John Gamelin, our Vice President of Research and Development, and Jeffery Baird, our Chief Financial Officer.  The loss of the services of these executives could have a material adverse effect on our business and results of operations.

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

With regard to dividends issuable on our Series A Convertible Preferred Stock and Series A Exchangeable Preferred Stock, a holder must issue a written request to the Company by June 15th of 2011, 2012, or 2013 to receive cash dividends for the applicable succeeding four fiscal quarters ending June 30th, September 30th, December 31st, and March 31st. The holders have elected in writing not to receive cash dividends for the fiscal quarters through June 30, 2013. Further, the holders have irrevocably waived their cash dividend rights for the four fiscal quarters ended June 30, 2014, in accordance with the Company’s agreement with East West Bank executed on July 31, 2012.  The bank agreement prohibits the payment of cash dividends. The holders’ waiver of their cash dividend rights for the four fiscal quarters ended June 30, 2014, may be revoked if the Company’s obligations to East West Bank are terminated at any time prior to June 30, 2014. As of December 31, 2013, $2,958,335 in accretion had accumulated on the Series A Convertible Preferred Stock and the Series A Exchangeable Preferred Stock.

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

The Company is also leasing two properties adjacent to its corporate facilities. Approximately 8,300 square feet of office and limited warehouse space is being leased under an agreement effective June 1, 2006, as amended, and expiring on May 31, 2014.  As of December 31, 2013, the Company has discontinued use of this property and has recognized a liability of $46,600 based upon the present value of the remaining future cash flows. Approximately 9,600 square feet of office and warehouse space is being leased under an agreement effective July 1, 2007, as amended and expiring June 30, 2015. Minimum annual rental expense is approximately $93,000 excluding apportioned real estate taxes and certain common area maintenance charges.

The Company believes that its premises meet its current and expected operating needs and are adequately insured.

Item 3. Legal Proceedings

The manufacture and sale of our products exposes us to product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, our products or use of our products with components or systems not manufactured or sold by us.  Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages.  We maintain product liability insurance; however, we cannot assure you that this insurance coverage will be adequate to cover any product liability claims.  Furthermore, we may not be able to obtain insurance in the future at satisfactory rates or in adequate amounts.  In addition, publicity pertaining to the misuse or malfunction of, or design flaws in, our products could impair our ability to successfully market and sell our products and could lead to product recalls.  Currently, we have no product liability claims pending against the Company.

In addition, we may become in the normal course of our business operations, a party to other legal proceedings in addition to those described in the paragraph above.  None of these other proceedings would be expected to have a material adverse impact on our results of operations, financial condition, or cash flows.

On December 29, 2011, Nellcor Puritan Bennett, LLC (“Nellcor”)  filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging (i) breach of the settlement agreement with respect to a prior litigation matter between the parties, (ii) violation of the Lanham Act, (iii) common law unfair competition, and (iv) trade libel.  The complaint requested injunctive relief and unspecified monetary damages, including compensatory damages and reasonable attorneys’ fees.  On February 24, 2012, the Company answered the complaint and denied substantially all of the claims and set forth certain affirmative defenses.  On April 25, 2013, both Nellcor and the Company filed motions for summary judgment on the Lanham Act, unfair competition, and trade libel claims. On June 11, 2013, the Court granted the Company’s motion for summary judgment regarding the breach of contract claim and also found that the Company was entitled to legal fees in an amount to be determined. On November 13, 2013, the Court held oral argument on the Company and Nellcor’s remaining motions for summary judgment, but has not yet issued its ruling. If the remaining issues are not resolved at summary judgment, a trial will occur sometime after the Court rules on the pending summary judgment motions. The matter remains pending, and while there can be no assurance as to the ultimate outcome, the Company does not believe at this time that its disposition would result in a material adverse effect on the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company had been trading on the NASDAQ Global Market, under the symbol “CASM”.  However, on March 17, 2014, the Company's voluntary request to transfer its common stock listing to the NASDAQ Capital Market from the NASDAQ Global Market had been approved by the Listing Qualifications Department of The NASDAQ Stock Market ("NASDAQ").

The Company’s common stock began trading under its same ticker – CASM – on the NASDAQ Capital Market effective at the opening of trading on Tuesday, March 18, 2014.

The transfer of CASMED’s common stock listing to the NASDAQ Capital Market is not expected to have any impact on trading in its common stock.

The following table shows the high and low sales prices for the Company's common stock during each quarterly period for the last two years.

Quarter Ended	High	Low

March 31, 2012	$2.98	$1.62
June 30, 2012	$2.75	$1.60
September 30, 2012	$2.25	$1.65
December 31, 2012	$2.29	$1.66

March 31, 2013	$2.38	$1.79
June 30, 2013	$2.37	$1.58
September 30, 2013	$1.65	$1.29
December 31, 2013	$2.00	$1.21

The following table sets forth the approximate number of beneficial owners of common stock of the Company on December 31, 2013.

Title of Class	Number of Stockholders
Common stock, $.004 par value	1,807

To date, no cash dividends have been declared on the Company’s common stock.  The Company does not currently intend to pay a cash dividend on its common stock in the near future. Furthermore, we are currently precluded from issuing dividends on our common stock unless we receive the consent of holders of a majority of our outstanding Series A Convertible Preferred Stock and Series A Exchangeable Preferred Stock and are precluded from paying cash dividends pursuant to our loan agreement with East West Bank.

The holders of our Series A Convertible Preferred Stock and our Series A Exchangeable Preferred Stock may elect on each of June 15th 2011, 2012, and 2013, to receive quarterly dividends in cash of 7% per annum for a period of twelve months from the date of election.  The holders have elected in writing not to receive cash dividends for the fiscal quarters through June 30, 2013. Further, the holders have irrevocably waived their cash dividend rights for the four fiscal quarters ended June 30, 2014, in accordance with the Company’s agreement with East West Bank executed on July 31, 2012, as amended.  The holders’ waiver of their cash dividend rights for the four fiscal quarters ended June 30, 2014, may be revoked if the Company’s obligations to East West Bank are terminated at any time prior to June 30, 2014.  As of December 31, 2013, $2,958,335 in dividend accretion had accumulated on the Series A Convertible Preferred Stock and the Series A Exchangeable Preferred Stock.

The Company did not issue any shares of common stock during the fourth quarter of 2013 that were not registered under the Securities Act of 1933, as amended.  In addition, the Company did not repurchase any of its common stock during the fourth quarter of 2013.

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

Overview

This past year was transformational for CASMED.  After significant investment over the prior three years, the Company reached major milestones by introducing new products in three major product categories:  tissue oximetry, vital signs monitoring, and non-invasive blood pressure monitoring.  These new state-of-the-art products, introduced into improved distribution channels and supported by renewed marketing efforts, should be the final and key steps to enable CASMED to emerge from its turn-around and transform itself into a growing company.  We believe this line-up of new products should enable revenue growth, help improve margins, create operational leverage, and permit the Company to eventually reach profitability.

During the year ended December 31, 2013, specific accomplishments included:

●
The Company launched four new products during 2013 – the next-generation FORE-SIGHT ELITE™ cerebral monitor and sensors; the next generation 740 SELECT™ and PPM3 vital signs monitors; and its new MAX IQ non-invasive blood pressure technology.

●	The total number of FORE-SIGHT monitors shipped during the year was 194, increasing the cumulative total, as of December 31, 2013, to 935, an increase of 26% from December 31, 2012.

●	Total FORE-SIGHT revenues increased 16%, led by a 23% growth in U.S. FORE-SIGHT sales.

●
In May 2013, the Company amended its term loan with East West Bank, increasing the principal amount to $5.0 million and extending the maturity date to July 2016.The Company’s revolving line-of-credit was reduced to $2.0 million.  As of December 31, 2013, the revolver remained undrawn.

●	During July 2013, the Company completed an underwritten public offering for the purchase of 5.2 million shares of its common stock. Net proceeds to the Company were $5.8 million.

The following discussion and analysis should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The Company recorded a net loss applicable to common stockholders of $11,566,000 for 2013 or ($0.73) per basic and diluted common share compared to a net loss applicable to common stockholders of $8,432,000, or ($0.63) per basic and diluted common share, for 2012. The net loss for 2013 was $10,362,000, or ($0.66) per basic and diluted common share, compared to a net loss for 2012 of $7,308,000, or ($0.55) per basic and diluted common share. The loss from operations of $10,453,000 increased $3,008,000 for 2013 compared to $7,445,000 for 2012 due primarily to lower sales levels, reduced gross profit rates, and increased operating expenses.

Overall, net worldwide sales for 2013 decreased $753,000 or 3% to $21,916,000 from $22,669,000 in 2012. The following table provides comparative results of net sales by product and geographic category:

($000's)
	Year Ended	Year Ended	Increase /	%
	December 31, 2013	December 31, 2012	(Decrease)	Change

Tissue Oximetry Monitoring	$9,051	$7,776	$1,275	16%
Traditional Vital Signs Monitoring	12,865	14,893	(2,028)	(14%)
	$21,916	$22,669	$(753)	(3%)

Domestic Sales	$17,114	$17,511	$(397)	(2%)
International Sales	4,802	5,158	(356)	(7%)
	$21,916	$22,669	$(753)	(3%)

Worldwide tissue oximetry product sales for 2013 of $9,051,000 increased $1,275,000 or 16% over the $7,776,000 reported for 2012 led by increased sensor sales.

Traditional vital signs monitoring sales decreased $2,028,000 or 14% to $12,865,000 for 2013 from $14,893,000 for 2012. The decrease was primarily associated with lower shipments of the Company’s vital signs monitors to the U.S. Government and pricing adjustments pertaining to OEM technology product sales.  The 2013 decline in OEM sales was also partially due to weakness in the sales of several of our OEM partners monitoring products.

Total domestic sales decreased $397,000 or 2% to $17,114,000 or 78% of total revenues for 2013 from $17,511,000 for 2012.  Domestic tissue oximetry sales increased 17% led by a 23% increase in disposable sensor sales. Tissue oximetry sales were more than offset by decreases in vital signs monitoring product sales and OEM technology product sales.

International sales declined $356,000 or 7% to $4,802,000 or 22% of total revenues for 2013 from $5,158,000 or 23% of total revenues for 2012. Lower sales of vital signs monitoring products accounted for the reduction in international sales.

The following table provides additional information with respect to tissue oximetry monitoring revenues:

($000's)
	Year Ended	Year Ended	Increase /	%
	December 31, 2013	December 31, 2012	(Decrease)	Change

Sensor Sales	$7,903	$6,567	$1,336	20%
Monitor and Accessories Sales	1,148	1,209	(61)	(5%)
	$9,051	$7,776	$1,275	16%

Domestic Sales	$7,119	$6,063	$1,056	17%
International Sales	1,932	1,713	219	13%
	$9,051	$7,776	$1,275	16%

Worldwide tissue oximetry sensor sales for 2013 were $7,903,000, an increase of $1,336,000 or 20% over 2012 sales of $6,567,000. Worldwide sales of monitors and accessories for 2012 decreased $61,000 or 5% to $1,148,000 from 2012 sales of $1,209,000. As of December 31, 2013, the Company’s worldwide cumulative shipments of oximetry monitors were 935 units, an increase of 26% compared to December 31, 2012.

Gross profit as a percentage of net sales was 34% for 2013 and 40% for 2012. While a multitude of factors unfavorably impacted the gross profit percentage for 2013, the decrease was largely related to the Company’s transition from its first-generation FORE-SIGHT oximetry monitoring technology to its next-generation FORE-SIGHT ELITE technology.  Asset impairment charges, accelerated depreciation, inventory obsolescence charges, and purchase order cancellations, all pertaining to the first-generation oximetry monitors, combined to unfavorably affect gross profit for 2013 by approximately $745,000, or 3% of sales.

During the third quarter of 2013 an impairment charge of $407,000 was recorded pertaining to the Company’s first generation FORE-SIGHT monitors. The Company launched its next generation FORE-SIGHT ELITE cerebral oximetry technology during the third quarter of 2013 which offers a significantly enhanced user interface and improved ease-of-use. The Company, therefore, expects that there will be significant demand for the new technology and that many customers currently utilizing the Company’s first-generation cerebral oximetry technology under its placement program will seek to upgrade to the latest technology. The new technology has a substantially lower manufacturing cost basis for both monitors and disposable sensors. Although not obligated to do so, the Company will seek to upgrade much of its installed base of placed monitors in the United States. Management conducted an asset impairment analysis with respect to the FORE-SIGHT monitors at customer locations as of the launch date based upon the sum the projected net cash flows through the estimated exchange date. We determined that projected cash flows for certain monitors were less than their carrying value, indicating impairment.  We estimated the fair value of the impaired monitors by discounting the projected cash flows using a risk-free rate for the various periods.  We determined that an impairment adjustment of $407,000 was required to reduce the net book value of the assets to estimated fair value. In addition, the monitors will be amortized over their adjusted remaining useful life based upon the Company’s expected exchange dates which will have the effect of accelerating the amortization of the monitors until they are removed from service. The acceleration of the amortization unfavorably impacted gross profit in the fourth quarter of 2013 by approximately $185,000 and will impact calendar year 2014 by approximately $200,000 compared to the amortization that would have occurred had the upgrades not occurred.

Product mix within the Traditional Monitoring products also impacted gross profit levels for 2013. Lower sales of vital signs monitors to the Veterans Administration were partially offset by increased sales of monitors to non-VA hospital and outpatient surgery partners at lower gross profit rates. Further, as stated earlier, OEM-related price reductions also affected gross profit rates.

R&D expenses increased $191,000, or 5%, to $4,211,000 for 2013 from $4,020,000 for 2012. The increase resulted from reductions in grants and state tax credits totaling $444,000 partially offset by lower clinical evaluation expenses during 2013.

R&D expenses are reported net of reimbursements received from the National Institutes of Health (“NIH”) pertaining to the Company’s development of its Near-Infrared Spectroscopy (“NIRS”) technology. The Company’s most recent grant has been fully utilized as of December 31, 2012. Amounts reimbursed from the NIH, including accruals, for 2012 were $296,000. In addition, the Company received $44,000 and $148,000 in state tax credits during 2013 and 2012, respectively, which it also credited against R&D expenses.

Selling, general and administrative (“S,G&A”) expenses increased $1,263,000, or 10%, to $13,792,000 for 2013 from $12,529,000 for 2012. The increases in S,G&A expenses were primarily related to field sales personnel costs, administrative salaries and related expenses, and legal fees. Medical device excise taxes, effective as of January 1, 2013, accounted for $302,000 of the increase in S,G&A expense.

Interest expense for 2013 reflects the Company’s term debt agreement with its bank lender executed July 31, 2012 as described below.  Other income for 2013 includes $396,000 of income related to the sale and demutualization of one of the Company’s commercial insurance providers.

There was no income tax benefit for 2013 compared to $211,000 for 2012. The income tax benefit for 2012 pertains to uncertain state income tax positions which have been derecognized as a result of net operating losses incurred over the past six years, the availability of net operating loss carry backs in certain jurisdictions and administrative practices in jurisdictions which gave rise to the original accrual. The Company does not expect to record taxable income during its 2014 fiscal year. Income tax benefits that may be generated during 2014 would be offset by a deferred income tax asset valuation allowance. Management established the valuation allowance as of December 31, 2009, as a result of then recent cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets concluding that a full valuation allowance is warranted. As of December 31, 2013, the deferred income tax asset valuation allowance balance was $9,899,000.

Financial Condition, Liquidity and Capital Resources

The Company’s cash, cash equivalents, and short-term investments were $8,190,000 at December 31, 2013, compared to $10,496,000 at December 31, 2012. Working capital decreased $1,888,000 to $10,731,000 at December 31, 2013, from $12,619,000 at December 31, 2012.

The Company’s operations used $8,741,000 in cash for 2013. Losses from operations of $10,362,000 were affected by $2,329,000 of depreciation, amortization, impairment of assets, a provision for doubtful accounts, stock compensation expenses, and $708,000 of unfavorable changes in various working capital accounts. During 2012, $5,110,000 of net cash was used by operating activities.  Losses from operations for 2012 of $7,308,000 were affected by $1,955,000 of depreciation, amortization, and stock compensation expenses and $243,000 of working capital items primarily related to reductions in inventory.

Net cash provided by investing activities was $246,000 for 2013 compared to cash used of $437,000 for 2012. The Company incurred $1,230,000 of capital expenditures during 2013 compared to $1,565,000 for 2012. For both periods, the expenditures were primarily related to placements of FORE-SIGHT oximeter monitors at customer locations. During 2013 and 2012, $1,251,000 and $1,240,000, respectively, of these certificates of deposit had matured and were transferred to operating cash accounts.  Cash flows from investing activities for 2013 include $396,000 of cash from the sale and demutualization of the Company’s insurance provider.

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

The Company also expended $170,000 and $111,000 during 2013 and 2012, respectively, to purchase intangible assets which were primarily related to patent costs and product translations.

Net cash provided by financing activities was $7,440,000 for 2013 compared to cash provided of $3,405,000 for 2012. Cash provided by financing activities in 2013 includes $1,500,000 in proceeds from the Company’s amendment of its Loan and Security Agreement (the “Loan Agreement”) with East West Bank (the “Bank”). The Company originally entered into the Loan Agreement on July 31, 2012.  Pursuant to the Loan Agreement, the Bank provided the Company with a secured three-year $3,500,000 term loan (the “Term Loan”) which bears interest at 5.5% and contained a 12-month interest-only feature. On May 10, 2013, the Company amended the Loan Agreement which increased the principal amount to $5,000,000 and extended the maturity date of the Term Loan to July 31, 2016, with principal payable in 24 equal installments of approximately $221,000 including interest commencing August 1, 2014. The interest rate was modified to 5.75%.

The Loan Agreement, as amended, also contains a revolving line-of-credit facility (the “Revolver”) with maximum borrowings of $2,000,000 and an expiration date of March 31, 2016.  Under the amended Loan Agreement, advances under the Revolver bear interest at a floating rate equal to 2.00% above the Bank’s prime rate, with a 3.25% floor on the prime rate, representing an effective rate of 5.25%, as of December 31, 2013.  Interest on the loan is payable monthly.  The Company is permitted to borrow against eligible accounts receivable as defined under the Revolver according to pre-established criteria. The amount available for borrowing under the Revolver as of December 31, 2013, was $1,284,000. There have been no borrowings under the Revolver since its inception in July 2012.

The obligations under the Loan Agreement, as amended, are secured by a lien on substantially all assets of the Company, excluding intellectual property, provided that, following an event of default, such security interest would also include intellectual property.

The Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, pay cash dividends, make certain investments and acquisitions and dispose of assets outside the ordinary course of business.  The Loan Agreement also contains financial covenants, measured quarterly, providing minimum levels of the Company’s tangible net worth and non-financial covenants with respect to the timing of certain new product approvals. As of December 31, 2013, the Company was in compliance with the Loan Agreement covenants.

On July 22, 2013, the Company entered into an underwriting agreement with Northland Securities, Inc. (“Northland”) related to the public offering (the “Offering”) of 5,200,000 shares of its common stock at $1.25 per share resulting in gross proceeds of $6,500,000. Pursuant to the underwriting agreement, Northland purchased the shares of common stock from the Company at a price of $1.16875 per share.  Net proceeds to the Company under the transaction, after fees and expenses, were approximately $5,838,000. Proceeds from the transaction are being used for general corporate purposes.

The Company currently leases three facilities and certain equipment under non-cancellable operating leases. The following table sets forth a summary of the Company’s cash commitments under contractual obligations as of December 31, 2013.

Contractual Obligations	Total	Less than One Year	2 - 3 Years	4 - 5 Years	More Than Five Years

Operating leases	$1,345,000	$445,000	$664,000	$236,000	$—

The Company’s 2014 business plans call for operating expenditures to decrease approximately 5% to 7% from 2013 levels. In early November 2013, the Company implemented certain operating expense reductions affecting personnel and related costs and third-party services in manufacturing, research and development, marketing and general and administrative expenses. Sales related expenditures are estimated to expand in 2014 as the Company continues to build out its global distribution network to sell its new FORE-SIGHT ELITE Oximeter, its new 740 SELECT® and PPM3 vital signs monitors and its new MAX IQ™ non-invasive blood pressure technology.

The next-generation FORE-SIGHT ELITE oximetry technology is expected to provide gross margin enhancements and reduce the Company’s capital requirements, particularly in the second half of the year, as the sensor revenue generated from the installed FORE-SIGHT ELITE monitors becomes material. The lower cost of the ELITE technology, especially by comparison to the first-generation FORE-SIGHT monitor, significantly reduces the investment required by the Company where monitors are placed with customers and accelerates our return on invested capital.

The Company’s ordinary short-term capital needs are expected to be met from its current cash-on-hand, the net proceeds from the recently completed Offering, and amounts available under within the Revolver with East West Bank.  However, we may, from time to time, seek additional funding through a combination of equity and debt financings or from other sources.  There can be no assurance that such additional financing can be obtained on acceptable terms or at all.

Cash flows may be impacted by a number of factors, including changing market conditions, market acceptance of the FORE-SIGHT system, and the loss of one or more key customers.

The Company’s results of operations were not affected by inflation during 2013.

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

Inventory Valuation – The Company’s inventories are stated at the lower of cost or market. The Company provides allowances on inventories for any material that has become obsolete or may become unsalable based on estimates of future demand and the sale price in the market. Judgments with respect to salability and usage of inventories, estimated market value, and recoverability upon sale are complex and subjective.  Such assumptions are reviewed periodically and adjustments are made, as necessary, to reflect changed conditions.  There were no significant inventory write-offs for any period presented.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company holds no derivative securities for trading purposes and is not subject in any material respect to currency or other commodity risk.

Item 8. Financial Statements and Supplementary Data	Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2 to F-3

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013 and 2012	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012	F-6

Notes to Consolidated Financial Statements	F-7 to F-20

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
CAS Medical Systems, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of CAS Medical Systems, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Glastonbury, Connecticut
March 19, 2014

CAS Medical Systems, Inc. and Subsidiary
Consolidated Balance Sheets
As of December 31, 2013 and 2012

ASSETS	2013	2012

CURRENT ASSETS:
Cash and cash equivalents	$8,190,302	$9,245,094
Short-term investments	—	1,250,794
Accounts receivable, net of allowance	2,425,417	2,197,513
Inventories	3,931,007	3,543,325
Other current assets	510,710	612,082
Total current assets	15,057,436	16,848,808

PROPERTY AND EQUIPMENT:
Leasehold improvements	139,970	311,320
Equipment at customers	3,365,636	3,407,836
Machinery and equipment	5,597,385	5,439,521
	9,102,991	9,158,677
Accumulated depreciation and amortization	(6,849,543)	(6,443,303)
Property and equipment, net	2,253,448	2,715,374

Intangible and other assets, net	851,737	830,245

Total assets	$18,162,621	$20,394,427

CAS Medical Systems, Inc. and Subsidiary
Consolidated Balance Sheets
As of December 31, 2013 and 2012

LIABILITIES AND STOCKHOLDERS' EQUITY	2013	2012

CURRENT LIABILITIES:

Accounts payable	$1,594,147	$1,906,327
Accrued expenses	1,737,312	1,625,923
Current portion of long-term debt	994,898	697,834
Total current liabilities	4,326,357	4,230,084

Deferred gain on sale and leaseback of property	495,515	630,152
Long-term debt, less current portion	3,915,949	2,685,560

Commitments and contingencies (Note 12)

Total liabilities	8,737,821	7,545,796

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized
Series A convertible preferred stock, 95,500 shares issued and
outstanding, liquidation value of $11,433,473 at December 31, 2013	8,802,000	8,802,000
Series A exchangeable preferred stock, 54,500 shares issued and
outstanding, liquidation value of $6,524,862 at December 31, 2013	5,135,640	5,135,640
Common stock, $.004 par value per share, 40,000,000 shares authorized,
19,324,549 and 13,767,192 shares issued as of December 31, 2013
and 2012, respectively, including shares held in treasury	77,298	55,069
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	18,939,869	12,023,721
Accumulated deficit	(23,428,527)	(13,066,319)
Total stockholders' equity	9,424,800	12,848,631

Total liabilities and stockholders' equity	$18,162,621	$20,394,427

See accompanying notes.

CAS Medical Systems, Inc. and Subsidiary
Consolidated Statements of Operations
For the Years Ended December 31, 2013 and 2012

	2013	2012

NET SALES	$21,915,794	$22,669,065

Cost of sales	13,958,451	13,565,148
Asset impairment charge	407,141	—
Total cost of sales	14,365,592	13,565,148

Gross profit	7,550,202	9,103,917

OPERATING EXPENSES:
Research and development	4,211,492	4,019,896
Selling, general and administrative	13,792,156	12,528,686
	18,003,648	16,548,582

OPERATING LOSS	(10,453,446)	(7,444,665)

Interest expense	316,312	113,941
Other income	(407,550)	(39,129)

LOSS BEFORE INCOME TAXES	(10,362,208)	(7,519,477)

Income tax benefit	—	(211,159)

NET LOSS	(10,362,208)	(7,308,318)

Preferred stock dividend accretion	1,203,953	1,123,239

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(11,566,161)	$(8,431,557)

PER SHARE BASIC AND DILUTED LOSS APPLICABLE
TO COMMON STOCKHOLDERS	$(0.73)	$(0.63)

WEIGHTED-AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - basic and diluted	15,771,760	13,286,553

See accompanying notes.

CAS Medical Systems, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2013 and 2012

	Preferred Stock		Common Stock Issued		Held in Treasury		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2011	150,000	$13,937,640	13,701,273	$54,805	86,000	$(101,480)	$10,930,927	$(5,758,001)	$19,063,891

Net loss								(7,308,318)	(7,308,318)
Common stock issued upon exercise of stock options			20,300	81			30,368		30,449
Common stock issued under stock purchase plan			13,668	55			22,109		22,164
Warrants issued to bank							145,732		145,732
Restricted stock issued, net of cancellations			31,951	128			(128)		—
Stock compensation							894,713		894,713
BALANCE, December 31, 2012	150,000	13,937,640	13,767,192	55,069	86,000	(101,480)	12,023,721	(13,066,319)	12,848,631

Net loss								(10,362,208)	(10,362,208)
Common stock issued in lieu of cash bonus			11,000	44			21,956		22,000
Common stock issued in public offering			5,200,000	20,800			5,817,317		5,838,117
Common stock issued under stock purchase plan			13,750	55			23,932		23,987
Warrants issued to bank							31,878		31,878
Warrants exercised			300,000	1,200			91,800		93,000
Restricted stock issued, net of cancellations			32,607	130			(130)		—
Stock compensation							929,395		929,395
BALANCE, December 31, 2013	150,000	$13,937,640	19,324,549	$77,298	86,000	$(101,480)	$18,939,869	$(23,428,527)	$9,424,800

See accompanying notes.

CAS Medical Systems, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012

	2013	2012
OPERATING ACTIVITIES:
Cash flows from operating activities
Net loss	$(10,362,208)	$(7,308,318)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,392,541	1,066,743
Amortization of debt discount	59,332	29,126
Provision for doubtful accounts	14,653	52,953
Stock compensation	933,440	894,713
Proceeds from demutualization of insurance provider	(396,156)	—
Impairment of capitalized patent costs	52,721	46,271
Impairment of assets at customer sites	407,141	—
Amortization of gain on sale and leaseback of property	(134,637)	(134,637)
Changes in operating assets and liabilities:
Accounts receivable	(242,557)	284,865
Income taxes payable/receivable	—	(211,159)
Inventories	(387,682)	(266,757)
Other current assets	101,372	(312,462)
Accounts payable and accrued expenses	(178,793)	748,395
Net cash used in operating activities	(8,740,833)	(5,110,267)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(1,230,397)	(1,565,333)
Short-term investments	1,250,794	1,239,793
Proceeds from demutualization of insurance provider	396,156	—
Purchase of intangible assets	(170,070)	(111,081)
Net cash provided by (used in) investing activities	246,483	(436,621)

FINANCING ACTIVITIES:
Proceeds from long-term debt and warrants	1,500,000	3,500,000
Deferred financing costs	(11,500)	(147,931)
Proceeds from issuance of common stock, net	5,951,058	52,613
Net cash provided by financing activities	7,439,558	3,404,682

Net change in cash and cash equivalents	(1,054,792)	(2,142,206)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,245,094	11,387,300
CASH AND CASH EQUIVALENTS, END OF YEAR	$8,190,302	$9,245,094

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the year for interest	$248,800	$68,239
Accrued liability settled with common stock	$22,000	$—

See accompanying notes.

CAS Medical Systems, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(1)       THE COMPANY

CAS Medical Systems, Inc. (“CASMED” or the “Company”) is a medical technology company that develops, manufactures, and distributes non-invasive patient monitoring products that are vital to patient care. Our products include the FORE-SIGHT® series of absolute tissue oximeters and sensors, including the new FORE-SIGHT ELITE™ oximeter and traditional monitoring products which include MAXNIBP® and the new MAX IQ® blood pressure measurement technologies, bedside monitoring products, and supplies for neonatal intensive care. These products are designed to provide accurate, non-invasive, biologic measurements that guide healthcare providers to deliver improved patient care. CASMED markets its products worldwide through its sales force, distributors, manufacturers’ representatives, and original equipment manufacturers. The Company’s operations and manufacturing facility is located in the United States.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period.  Estimates that are particularly sensitive to change in the near-term are inventory valuation allowances, deferred income tax asset valuation allowances, allowance for doubtful accounts, and warranty accrual. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements included the accounts of CASMED and one inactive subsidiary.

Cash and cash equivalents and short-term investments

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company has deposits in a limited number of financial institutions with federally insured limits. Cash (including cash equivalents) at these institutions is normally in excess of the insured limits.  However, the Company believes that the institutions are financially sound, and there is only nominal risk of loss.

The Company’s short-term investments as of December 31, 2012, were held in certificates of deposit with maturities greater than three months.  These investments were recorded at amortized cost.  There were no short-term investments as of December 31, 2013.

Inventories

Inventories are stated at the lower of cost determined by the first-in-first-out method or market.

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

The Company owns certain FORE-SIGHT tissue oximetry monitors primarily located at customer sites within the United States.  Such equipment is typically held under a no-cost program whereby customers purchase disposable sensors for use with the Company’s equipment.  The Company retains title to the monitors shipped to its customers under this program. The monitors are depreciated on a straight-line basis over five years to cost of sales.

At the end of the third quarter of 2013, the Company launched its next-generation FORE-SIGHT ELITE cerebral oximetry technology which offers a significantly enhanced user interface and improved ease-of-use. The Company, therefore, expects that there will be significant demand for the new technology and that many customers currently utilizing the Company’s first-generation cerebral oximetry technology under its monitor placement program will seek to upgrade to the latest technology.

Accordingly, management conducted an impairment analysis with respect to the company-owned monitors at customer locations as of the launch date, based upon the projected net cash flows of the subject monitors through the estimated exchange date. We concluded that projected cash flows for certain monitors was less than their carrying value indicating impairment. We estimated the fair value of the impaired monitors by discounting the projected cash flows using a risk-free rate for the various periods.   This fair value measurement technique is based upon significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Changes in the market or any of the assumptions used in determining the fair value of this asset may result in a further reduction to its estimated fair value and could result in additional and potentially full future impairment charges.

Management’s analysis concluded that an impairment charge of $407,000 was required to reduce the net book value of the assets to estimated fair value. The impairment charge was recorded to cost of sales during the third quarter of 2013. Further, the monitors will be amortized using the straight-line method over the adjusted estimated remaining useful lives of the assets. This will result in increased amortization of the monitors until the monitors are removed from service.

The Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2013 were as follows:

	Fair value measurements as of December 31, 2013
				Total impairment charge
				for the year ended
	Level 1	Level 2	Level 3	December 31, 2013
Assets:
Equipment at Customers	$—	$—	$3,365,636	$(407,141)
Total	$—	$—	$3,365,636	$(407,141)

Depreciation and amortization expense on property and equipment was $1,285,000 in 2013 and $980,000 in 2012.

Intangible and other assets

The Company reviews its intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 2013 and 2012, the Company wrote off $52,721 and $46,271, respectively, of capitalized costs related to certain abandoned patents and trademarks. The Company believes that the carrying amounts of its long-lived assets are fully recoverable.

Intangible and other assets at December 31, 2013 and 2012 consist of:

	2013	2012

Patents and other assets	$896,921	$714,810
Patents pending	276,691	348,256
Purchased technology	33,893	46,026
Deferred financing costs	159,431	147,931
	1,366,936	1,257,023
Accumulated amortization	(515,199)	(426,778)
	$851,737	$830,245

Intangible and other assets are stated at cost. Patents are amortized on a straight-line basis over 20 years. Purchased technology is amortized over five years.  Deferred financing costs are amortized over the term of the related debt. Amortization expense was $107,357 in 2013 and $87,144 in 2012.

Expected amortization expense of intangible assets as of December 31, 2013, over the next five calendar years follows:

2014	$90,000
2015	$80,000
2016	$57,000
2017	$26,000
2018	$23,000

Revenue and accounts receivable recognition

Revenue from sales and accounts receivable are recognized when evidence of an arrangement exists, delivery has occurred based upon shipping terms, the selling price is fixed and determinable, and collectability is reasonably assured. Terms of sale for most domestic sales are FOB origin and for most international sales are EX-Works reflecting that ownership and risk of loss are assumed by the buyer at the shipping point. In addition, the Company has certain agreements with its customers to ship FOB destination, reflecting that ownership and risk of loss are assumed by the buyer upon delivery.  While the Company accepts returns of products from its customers from time to time for various reasons including defective goods, order entry, shipping, or other errors, the Company’s business practices do not include providing right of return at the time of sale. Historically, such returns have not been significant. Payment terms range from prepayment to net 60 days, depending upon certain factors including customer credit worthiness, geographic location, and customer type (i.e., end-user, distributor, government, or private entity) and also includes irrevocable letters of credit for certain international shipments.  Price discounts that may be taken by customers under contractual arrangements for payment of invoices within specified periods are recorded as reductions to net sales. Further, the Company accrues expected payment discounts based upon specific customer accounts receivable balances. The Company does not incur post shipment obligations with the exception of product warranties which are generally fulfilled from the Company’s corporate facility and which costs are not material, relative to the sale of the product. Accounts receivable are charged to the allowance for doubtful accounts when deemed uncollectible.

In the normal course of business, the Company grants credit to its customers and does not require collateral.  Credit losses are provided for in the period the related sales are recognized, based upon experience and an evaluation of the likelihood of collection.  Credit losses have been within management’s expectations.

The Company’s five largest customers accounted for approximately 30% and 36% of revenues in 2013 and 2012, respectively.  Among these customers, Physio-Control, Inc. accounted for 9% and 11% of revenues during 2013 and 2012, respectively. Also included above are sales to the U.S. Department of Veterans Affairs (“V.A.”). When aggregating sales of the individual V.A. hospitals, those sales accounted for 8% and 18% of overall sales for 2013 and 2012, respectively. The Company has a blanket agreement with the V.A. for the purchase of its vital signs monitors through February 2015. The loss of any significant customer could have a material adverse effect on our financial position and results of operations.

Income taxes

The Company recognizes deferred income tax assets and liabilities for future tax consequences resulting from differences between the book and tax bases of existing assets and liabilities as well as for loss carry forwards.  A valuation allowance is provided for that portion of deferred income tax assets which may not be realized.

The Company accrues for uncertain tax positions in accordance with accounting standards which prescribes a more likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

A summary of the changes in the Company’s warranty accrual follows:

	2013	2012

Beginning balance	$100,000	$369,171
Provision	55,865	42,014
Warranty costs incurred	(55,865)	(311,185)
Ending balance	$100,000	$100,000

Research and development costs

The Company expenses all research and development costs as incurred. Research and development (“R&D”) includes, among other expenses, direct costs for salaries, employee benefits, professional services, materials, and facility-related expenses.

The Company has received various grants and tax-related credits which support its R&D efforts. In accordance with the terms of these grants, the Company is being reimbursed for certain qualifying expenditures. Funding provided to the Company is being recorded as a reduction of R&D expenses.  The Company recognizes the reimbursement on an accrual basis as the qualifying costs are incurred.

Advertising costs

Non-direct response advertising costs are expensed as incurred and include product promotion, samples, meetings and conventions, and print media. Advertising expense was $989,000 and $868,000 in 2013 and 2012, respectively.

Income (loss) per common share applicable to common stockholders

Basic earnings per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if common stock equivalents, such as unvested restricted common shares, outstanding warrants and options, or convertible preferred stock were exercised or converted into common stock. For all periods reported, the Company incurred net losses from continuing operations. Therefore, for each period reported, diluted loss per share is equal to basic loss per share because the effect of including such common stock equivalents or other securities would have been anti-dilutive.

At December 31, 2013, stock options and warrants to purchase 2,618,625 and 752,991 shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. On an as-converted basis, 7,517,093 shares of common stock pertaining to the private placement of 150,000 shares of Series A convertible and exchangeable preferred stock issued on June 8, 2011, were also excluded as they would have been anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share for 2013 and 2012:

	2013	2012

Net loss	$(10,362,208)	$(7,308,318)
Preferred stock dividend accretion	1,203,953	1,123,239
Net loss applicable to common stockholders	$(11,566,161)	$(8,431,557)

Weighted-average shares outstanding, net
of unvested restricted common shares -
used to compute basic and diluted loss per
share applicable to common stockholders	15,771,760	13,286,553

(3)       ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the allowance for doubtful accounts during the years ended December 31, 2013 and 2012 follow:

	2013	2012

Balance at beginning of year	$175,000	$175,000
Provision	14,653	52,953
Accounts written off	(79,653)	(52,953)
Balance at end of year	$110,000	$175,000

(4)       INVENTORIES

Inventories at December 31, 2013 and 2012 consist of:

	2013	2012

Raw materials	$2,388,380	$2,489,750
Work in process	10,319	34,384
Finished goods	1,532,308	1,019,191
	$3,931,007	$3,543,325

(5)       FINANCING ARRANGEMENTS

Private Placement of Preferred Stock

On June 8, 2011, the Company issued 95,500 shares of “Series A Convertible Preferred Stock” and 54,500 shares of “Series A Exchangeable Preferred Stock,” (collectively, the “Series A Preferred Stock”), each with a par value $0.001 per share which are convertible into authorized but unissued shares of common stock, par value $0.004 per share, of the Company. The Series A Exchangeable Preferred Stock now has substantially identical terms to the Series A Convertible Preferred Stock.

The Company received an aggregate cash purchase price of $15,000,000, representing a per-share purchase price of $100 for the Series A Convertible Preferred Stock and $100 for the Series A Exchangeable Preferred Stock. The Company received net proceeds, after transaction costs and expenses, of $13,825,000.

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

The Series A Preferred Stock is entitled to a liquidation preference equal to the greater of 100% of the accreted value for each share of Series A Preferred Stock outstanding on the date of a liquidation plus all accrued and unpaid dividends or the amount a holder would have been entitled to had the holder converted the shares of Series A Preferred Stock into common stock immediately prior to the liquidation.  The Series A Preferred Stock will vote together with the common stock as if converted on the original date of issuance.  Holders of Series A Preferred Stock are entitled to purchase their pro rata share of additional stock issuances in certain future financings.

Pursuant to the terms of the Series A Preferred Stock, a holder must issue a written request to the Company by June 15th of 2011, 2012, or 2013 to receive cash dividends for the applicable succeeding four fiscal quarters ending June 30th, September 30th, December 31st, and March 31st. The holders have elected in writing not to receive cash dividends for the fiscal quarters through June 30, 2013. Further, the holders have irrevocably waived their cash dividend rights for the four fiscal quarters ending June 30, 2014, in accordance with the Company’s agreement with East West Bank executed on July 31, 2012.  The bank agreement prohibits the payment of cash dividends. The holders’ waiver of their cash dividend rights for the four fiscal quarters ending June 30, 2014, may be revoked if the Company’s obligations to East West Bank are terminated at any time prior to June 30, 2014.  As of December 31, 2013, $2,958,335 in dividend accretion has accumulated on the Series A Preferred Stock.

Common Stock Public Offering

On July 22, 2013, the Company entered into an underwriting agreement with Northland Securities, Inc. (“Northland”) related to the public offering (the “Offering”) of 5,200,000 shares of its common stock at $1.25 per share, resulting in gross proceeds of $6,500,000. Pursuant to the underwriting agreement, Northland purchased the shares of common stock from the Company at a price of $1.16875 per share.  Net proceeds to the Company under the transaction, after fees and expenses, were approximately $5,838,000. Proceeds from the transaction are intended to be used for general corporate purposes.

The Series A Preferred Stock terms referred to above contain anti-dilution provisions which modify the Conversion Price of the Series A Preferred Stock in the event that the Company issues any common stock at a price less than the Conversion Price during the three years after the original issue date of the Series A Preferred Stock. As a result of the Offering, the Conversion Price was modified from $2.82 per share to $2.389 per share. Accordingly, based upon the liquidation value of the preferred stock at December 31, 2013, the number of shares of common stock issuable upon conversion of the Series A Preferred Stock was 7,517,093.

Bank Financing

On July 31, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (the “Bank”).  Pursuant to the Loan Agreement, the Bank provided the Company with a secured $3,500,000 term loan (the “Term Loan”) which bears interest at 5.5% and contained a 12-month interest-only feature.   On May 10, 2013, the Company amended the Loan Agreement which increased the principal amount to $5,000,000 and extended the maturity date of the Term Loan to July 31, 2016, with principal payable in 24 equal monthly installments of approximately $221,000 including interest commencing on August 1, 2014. The interest rate was modified to 5.75%.  The Loan Agreement, as amended, also contains a revolving line-of-credit (the “Revolver”) facility with maximum borrowings of $2,000,000 and an expiration date of March 31, 2016.  Under the amended Loan Agreement, advances under the Revolver bear interest at a floating rate equal to 2.00% above the Bank’s prime rate, with a 3.25% floor on the prime rate, representing an effective rate of 5.25%, as of December 31, 2013.  Interest on the loans is payable monthly.  The Company is permitted to borrow against eligible accounts receivable as defined under the Loan Agreement according to pre-established criteria. The amount available for borrowing under the Revolver as of December 31, 2013, was $1,284,000. There were no borrowings under the Revolver as of December 31, 2013.

The obligations under the Loan Agreement are secured by a lien on substantially all assets of the Company, excluding intellectual property, provided that following an event of default such security interest would also include intellectual property.

The Loan Agreement, as amended, contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, pay cash dividends, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business.  The amended agreement also contains financial covenants, measured quarterly, providing a minimum level of the Company’s tangible net worth, and non-financial covenants with respect to the timing of certain new product approvals. As of December 31, 2013, the Company was in compliance with the Loan Agreement covenants.

In connection with the Loan Agreement, on July 31, 2012, the Company issued to the Bank a warrant to purchase 133,333 shares of Company common stock for a five-year period expiring on July 31, 2017, at an exercise price of $1.80 per share which approximated the market value of the common stock at the grant date. The warrant was valued at $145,732 using the Black-Scholes option pricing model with the following assumptions: fair value of the underlying common stock of $1.80, a weighted-average expected stock price volatility of 75.5%, an expected warrant life of five years, an average risk-free interest rate of 0.62%, and a 0.0% average dividend yield.

In connection with the amendment dated May 10, 2013, the Company issued to the Bank a warrant to purchase 30,257 shares of common stock for a five-year period expiring on May 10, 2018, at an exercise price of $1.98 per share which approximated the market value of the common stock at the grant date. The warrant was valued at $31,878 using the Black-Scholes option pricing model with the following assumptions: fair value of the underlying common stock of $1.98, a weighted-average expected stock price volatility of 63.6%, an expected warrant life of five years, an average risk-free interest rate of 0.71%, and a 0.0% average dividend yield.

Each of the warrants issued to the Bank were fully vested at time of issuance. The warrant cost is being recorded as a debt discount and recognized as interest expense over the three-year period of the Term Loan using the effective interest method.

The outstanding balance of the bank term loan at December 31, 2013 and 2012 is as follows:

	2013	2012

Balance of bank term loan	$5,000,000	$3,500,000
Debt discount	(89,153)	(116,606)
	4,910,847	3,383,394
Current portion	994,898	697,834
Long-term portion	$3,915,949	$2,685,560

(6)      ACCRUED EXPENSES

Accrued expenses at December 31, 2013 and 2012 consist of:

	2013	2012

Payroll	$810,046	$537,798
Professional fees	300,788	462,147
Warranty	100,000	100,000
Travel and entertainment	41,045	56,781
Other	485,433	469,197
	$1,737,312	$1,625,923

(7)      SHARE-BASED PAYMENT PLANS

On June 8, 2011, at the Company’s annual meeting of stockholders, the CAS Medical Systems, Inc. 2011 Equity Incentive Plan, (the "Incentive Plan") was approved by its stockholders. The Incentive Plan was intended to replace the CAS Medical Systems, Inc. 2003 Equity Incentive Plan which was near full distribution. The Incentive Plan provided for the availability of a maximum of 1,000,000 shares of the Company’s common stock, with a maximum of 500,000 shares available for issuance with respect to awards of restricted stock and restricted stock units. On June 20, 2013, the Company’s stockholders approved an amendment to the Incentive Plan which increased the maximum number of shares that can be issued by 1,000,000 to 2,000,000.  As of December 31, 2013, 443,109 shares remain available for issuance under the Incentive Plan, as amended.

Awards that may be granted under the Incentive Plan include options, restricted stock, restricted stock units, and other stock-based awards. The purposes of the Incentive Plan are to make available to key employees and directors certain compensatory arrangements related to growth in the value of the Company’s stock so as to generate an increased incentive to contribute to the Company’s financial success and prosperity; to enhance the Company’s ability to attract and retain exceptionally qualified individuals, whose efforts can affect the Company’s financial growth and profitability; and align, in general, the interests of employees and directors with the interests of stockholders. The Incentive Plan is administered by the Compensation Committee of the Board of Directors, which in turn determines the employees, officers, and directors to receive awards and the terms and conditions of these awards.

During 2013, stock options to purchase 661,500 shares of common stock were granted to our employees, officers, a sales consultant and members of the Board of Directors.  Stock options granted to officers of the Company totaled 465,000 shares, including a stock option grant of 250,000 to the Company’s Chief Commercial Officer commensurate with the start of his employment. Grants of 196,500 shares were issued to senior and mid-level managers, other employees, and a sales consultant both in recognition of performance and to attract and retain key employees.  The stock options contain various vesting formulas; however, they generally vest over a three- to four-year period.  As of December 31, 2013, options to purchase 2,618,625 shares remain outstanding of which 1,466,500 pertain to options granted under the Incentive Plan, 652,125 pertain to stock options granted under the 2003 Plan, and 500,000 were issued as non-plan inducement grants to officers commensurate with the start of their employment with the Company.

The unamortized stock compensation expense associated with the stock options at December 31, 2013, was $1,770,000 and will be recognized through the fourth quarter of 2017.

A summary of the Company’s stock options and changes during the years follow:

	2013			2012

		Weighted-	Aggregate		Weighted-	Aggregate
	Option	Average	Intrinsic	Option	Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value

Outstanding at beginning of year	2,007,125	$2.25		1,697,425	$2.30
Granted	661,500	1.67		482,500	2.15
Exercised	—	—		(20,300)	1.50
Cancelled	(50,000)	2.56		(152,500)	2.56
Outstanding at end of year	2,618,625	$2.10	$112,875	2,007,125	$2.25	$307,406
Exercisable at end of year	1,204,708	$2.30	$23,350	747,500	$2.36	$127,423
Vested and expected to vest at end of year	2,576,272	$2.10	$110,189	1,969,381	$2.25	$302,013

Weighted-average grant-date fair value of options granted during the year		$1.21			$1.52

There were no stock options exercised in 2013. The total intrinsic value of stock options exercised in 2012 was $7,991. The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. Similar to other option pricing models, the Black-Scholes model requires the input of highly subjective assumptions which may materially affect the estimated fair value of the Company’s stock options.

The fair value of each option granted during 2013 was estimated on the date of grant using the Black-Scholes option-pricing model assuming a weighted-average expected stock volatility of 83.8%, a weighted-average expected option life of 6.3 years, an average risk-free interest rate of 1.91% and a 0.0% dividend yield. The fair value of each option granted during 2012 was estimated on the date of the grant using the Black-Scholes option-pricing model, assuming a weighted-average expected stock price volatility of 83.7%, a weighted average expected option life of 6.1 years, an average risk-free interest rate of .99% and a 0.0% average dividend yield. Risk-free interest rates approximate U.S. Treasury yields in effect at the time of the grant. The expected lives of the stock options are determined using historical data adjusted for the estimated exercise dates of unexercised options.  Volatility is determined using both current and historical implied volatilities of the underlying stock which is obtained from public data sources.

Additional information about stock options outstanding and exercisable at December 31, 2013, follows:

		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$1.35 - $1.74	811,625	7.7	$1.56	324,125	$1.63
1.87 - 2.30	1,301,500	8.4	2.05	487,292	2.12
2.50 - 3.16	470,500	6.3	3.01	358,291	3.01
3.59 - 4.50	35,000	1.6	3.98	35,000	3.98
$1.35 - $4.50	2,618,625	7.7	$2.10	1,204,708	$2.30

During 2013, 37,266 shares of restricted stock were granted to non-employee members of the Board of Directors.  As of December 31, 2013, 241,359 restricted shares issued to employees and members of the Board of Directors remain issued and non-vested.

During 2013, 4,658 shares of restricted stock were cancelled. Stock compensation expense of $2,332,000 has been recognized to December 31, 2013, related to restricted shares granted in 2013 and in prior years. The unamortized stock compensation expense associated with the restricted shares at December 31, 2013, was $156,000 and will be recognized through the first quarter of 2015.

The fair value of the restricted common shares was calculated based upon the market value of the common stock on the date of issuance.  Restricted stock granted to employees typically vests over a period of not less than three years while restricted stock granted to members of the Board of Directors vests ratably over 12 months from date of grant.

A summary of the restricted shares outstanding and changes for the years follow:

	2013	2012

Outstanding at beginning of year	320,476	436,150
Granted	37,266	34,284
Cancelled	(4,658)	(2,333)
Vested	(111,725)	(147,625)
Outstanding at end of year	241,359	320,476

Total stock compensation expense was $933,440 and $894,713 for 2013 and 2012, respectively.  Stock compensation expense for 2013 includes $4,045 for a stock option grant issued to a consultant.

Warrants to purchase 752,991 shares of common stock at a weighted-average exercise price of $0.78 per share were outstanding at December 31, 2013. The warrants have an exercise price range of $0.30 to $1.98 per share and, with the exception of the 163,590 shares subject to the warrants issued to East West Bank referred to below, have no expiration date.  During 2012, warrants to purchase 133,333 shares of common stock were granted in conjunction with a loan agreement executed by the Company with East West Bank. The warrants have a five-year life, expiring on July 31, 2017, and are exercisable at $1.80 per share.  During 2013, a warrant to purchase 30,257 shares of common stock was granted in connection with the amendment to the loan agreement with East West Bank.  The warrant has a five-year life, expiring on May 10, 2018, and is exercisable at $1.98 per share.  During 2013, a warrant was exercised for 300,000 shares.

The Company maintains an employee stock purchase plan. The CAS Medical Systems, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) was approved by stockholders on June 10, 2009, and accordingly, 150,000 shares of common stock were reserved for issuance under the Stock Purchase Plan. The initial offering period began on July 1, 2009. As of December 31, 2013, 44,428 shares were issued under the Stock Purchase Plan, and certain amounts had been withheld from employees’ compensation to purchase an additional 6,120 shares which were issued during January 2014. The Stock Purchase Plan offers the Company’s employees an opportunity to participate in a payroll-deduction-based program designed to incentivize them to contribute to the Company’s success.  The Stock Purchase Plan replaced an employee stock purchase plan that had been in effect since June 2004.

(8)       BENEFIT PLANS

The Company maintains a 401(k) benefit plan for its employees, which generally allows participants to make contributions via salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis. Such deductions may be matched in part by discretionary contributions by the Company.  The matching contributions for 2013 and 2012 were $56,394 and $47,293, respectively.

(9)       INCOME TAXES

The components of current and deferred Federal and State income tax benefit for the years ended December 31, 2013 and 2012 consist of:

	2013	2012
Current benefit:
Federal	$—	$—
State	—	(211,159)
	—	(211,159)
Deferred benefit:
Federal	—	—
State	—	—
	—	—

Income tax benefit	$—	$(211,159)

A reconciliation of U.S. Federal income taxes computed at the statutory rate to income taxes shown in operations for the years ended December 31, 2013 and 2012 follows:

	2013	2012

Income tax benefit at the statutory rate	$(3,523,151)	$(2,557,646)
State income taxes, net of Federal effect	(138,162)	(29,735)
R&D and other tax credits	(189,812)	15,918
De-recognition of uncertain tax position	—	(211,159)
Change in valuation allowance	3,837,816	2,542,337
Other	13,309	29,126
Income tax benefit	$—	$(211,159)

Deferred income tax assets and (liabilities) at December 31 relate to:

	2013	2012

Inventories	$227,873	$220,742
Warranty accrual	34,990	34,990
Allowance for doubtful accounts	38,489	61,233
Tax credits	600,342	410,530
Deferred gain on sale and leaseback	173,381	220,491
Restricted stock	660,460	448,817
Net operating loss carry forwards	8,203,163	5,004,965
Other	555,288	461,830
	10,493,986	6,863,598
Prepaid expenses	(159,397)	(165,586)
Fixed assets	(436,061)	(637,300)
Deferred income tax assets and liabilities	9,898,528	6,060,712
Valuation allowance	(9,898,528)	(6,060,712)
Net deferred income tax assets and liabilities	$—	$—

The Company has performed the required analysis of both positive and negative evidence regarding the realization of our deferred income tax assets, including our past results of operations, recent cumulative losses, and our forecast for future taxable income. The assessment required the use of assumptions about future revenues and pre-tax income, making allowance for uncertainties surrounding the rate of adoption of our products in the market place, competitive influences, and the investments required to increase our market share in certain markets for our products. As of December 31, 2013, we have concluded that it is more likely than not that such deferred income tax assets will not be realized and, accordingly, have established a deferred income tax asset valuation allowance in the amount of $9,898,528.

The Company’s Federal net operating loss carry forward of $23,473,099 is scheduled to expire beginning in 2030. State net operating loss carry forwards of $4,155,457 are scheduled to expire between 2026 and 2033.  The amount of the net operating loss carry forwards that may be utilized annually to offset future taxable income and tax liabilities may be limited as a result of certain ownership changes pursuant to Section 382 of the Internal Revenue Code.  We have not completed a study to determine if there have been one or more ownership changes due to the costs associated with such study.

A reconciliation of unrecognized income tax benefits for 2013 and 2012 follows:

	2013	2012

Balance at beginning of year	$—	$211,159
Tax positions taken during a prior year	—	—
Increase for tax positions taken in current year	—	(211,159)
Balance at end of year	$—	$—

During 2012, the Company determined that the reserve for uncertain tax positions should be derecognized as a result of net operating losses incurred over the past six years, the availability of net operating loss carry backs in certain jurisdictions and administrative practices in jurisdictions which gave rise to the original accrual. Currently, the Company does not believe that there are unrecognized income tax benefits for December 31, 2013, and expects no significant changes in 2014.

(10)    GRANT AWARDS

The Company has been awarded various grants by the National Institutes of Neurological Disorders and Stroke of the NIH under its Small Business Innovative Research Program. Grants under this program have been used to support the development of the Company’s Near-Infrared Spectroscopy (“NIRS”) technology which non-invasively measures the brain oxygenation level of a patient. In accordance with the terms of these grants, the Company was reimbursed for certain qualifying expenditures. Such reimbursements were recorded as a reduction in R&D expenses. The Company’s most recent grant was awarded on September 17, 2007, in the amount of $2,800,000.  Disbursements related to this grant were concluded during late 2012, and no additional reimbursements remained available at December 31, 2012. The total amounts reimbursed during 2012 were $296,000.

(11)    SALE AND LEASEBACK OF PROPERTY

On September 6, 2007, the Company closed the sale and leaseback of its headquarters and manufacturing facility (the “Property”). Net proceeds from the sale were $2,791,529 of which $928,872 was used to retire the related outstanding mortgage debt. The gain of $1,346,373 realized on the sale has been deferred and is being recognized in operations as a reduction in rent expense over the term of the lease. The lease has an initial term of ten years, expiring on September 6, 2017, and an option for two additional five-year periods. The lease provides for an annual base rent in years one through five of $244,800 and $268,800 in years six through ten.  The Company recognizes rent expense on a straight-line basis over the ten years. Under the lease, the Company is responsible for the costs of utilities, insurance, taxes, and maintenance expenses. Further, the Company is required to maintain at least $600,000 in cash and cash equivalents (increasing at 3% per annum) and net current assets of not less than $3,600,000.

In addition, the Company has a right of first offer to lease any additional space or building built by the lessor on the Property, subject to certain restrictions.  The Company also has the right to require the lessor to build an addition or additional building (“Expansion Premises”), subject to certain restrictions.  Upon the delivery of any Expansion Premises, the term of the Lease would extend for a ten-year term. The base rent for the Expansion Premises would be the greater of the then prevailing market rent or an amount equal to a return on actual costs of construction of the greater of 250 basis points over the rate on ten-year U.S. Treasury Notes, or 8%.  Upon delivery of the Expansion Premises, the lessor would assume obligations under the Company’s existing leases of its two adjacent properties in exchange for a payment equal to three months rent and certain unamortized costs incurred with respect to these two facilities.

(12)    COMMITMENTS AND CONTINGENCIES

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

On December 29, 2011, Nellcor Puritan Bennett, LLC (“Nellcor”) filed an action against the Company in the United States District Court for the Eastern District of Michigan, alleging (i) breach of the settlement agreement with respect to a prior litigation matter between the parties, (ii) violation of the Lanham Act, (iii) common law unfair competition, and (iv) trade libel.  The complaint requested injunctive relief and unspecified monetary damages, including compensatory damages and reasonable attorneys’ fees.  On February 24, 2012, the Company answered the complaint and denied substantially all of the claims and set forth certain affirmative defenses. On April 25, 2013, both Nellcor and the Company filed motions for summary judgment on the Lanham Act, unfair competition, and trade libel claims. On June 11, 2013, the Court granted the Company’s motion for summary judgment regarding the breach of contract claim and also found that the Company was entitled to legal fees in an amount to be determined. On November 13, 2013, the Court held oral argument on the Company and Nellcor’s remaining motions for summary judgment, but has not yet issued its ruling. If the remaining issues are not resolved at summary judgment, a trial will occur sometime after the Court rules on the pending summary judgment motions. The matter remains pending, and while there can be no assurance as to the ultimate outcome, the Company does not believe at this time that its disposition would result in a material adverse effect on the Company.

Operating Leases

The Company currently leases three separate operating facilities and certain equipment under non-cancellable operating leases. Rent expense under these leases was $472,000 in 2013 and $463,000 in 2012. Future annual minimum rental payments as of December 31, 2013, to the expiration of the leases follow:

2014	$445,000
2015	361,000
2016	303,000
2017	209,000
2018	27,000
Total	$1,345,000

(13)    UNAUDITED QUARTERLY INFORMATION

Unaudited quarterly financial information follows.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Year ended December 31, 2013

Net sales	$5,575,838	$5,042,420	$5,353,166	$5,944,370	$21,915,794
Cost of sales	3,350,856	3,124,411	3,920,046	3,970,279	14,365,592
Gross profit	2,224,982	1,918,009	1,433,120	1,974,091	7,550,202

Loss from operations	(1,909,632)	(2,572,353)	(2,877,079)	(3,094,383)	(10,453,446)

Net loss	(1,587,183)	(2,633,869)	(2,960,122)	(3,181,034)	(10,362,208)
Preferred stock accretion	293,201	298,333	303,553	308,866	1,203,953
Net loss applicable to common stockholders	$(1,880,384)	$(2,932,202)	$(3,263,675)	$(3,489,900)	$(11,566,161)

Per share basic and diluted loss applicable to common stockholders (1)	$(0.14)	$(0.22)	$(0.19)	$(0.19)	$(0.73)

Year ended December 31, 2012

Net sales	$5,408,819	$5,198,300	$6,110,813	$5,951,133	$22,669,065
Cost of sales	3,373,745	3,015,656	3,596,056	3,579,691	13,565,148
Gross profit	2,035,074	2,182,644	2,514,757	2,371,442	9,103,917
Loss from operations	(1,962,564)	(1,664,242)	(1,522,854)	(2,295,005)	(7,444,665)
Net loss	(1,946,092)	(1,649,609)	(1,564,752)	(2,147,865)	(7,308,318)
Preferred stock accretion	273,545	278,332	283,203	288,159	1,123,239
Net loss applicable to common stockholders	$(2,219,637)	$(1,927,941)	$(1,847,955)	$(2,436,024)	$(8,431,557)

Per share basic and diluted loss applicable to common stockholders (1)	$(0.17)	$(0.15)	$(0.14)	$(0.18)	$(0.63)

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2013.  Based upon the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation was conducted to determine the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework (1992), the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2013.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2 and 32.1 to this report.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Reference is made to the disclosure required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 29, 2013, and to be filed with the Securities and Exchange Commission.

Item 11.  Executive Compensation

Reference is made to the disclosure required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 29, 2014, and to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the disclosure required by Item 403 of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 29, 2014, and to be filed with the Securities Exchange Commission.

The following table provides information regarding the Company’s equity compensation plans as of December 31, 2013:

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options	outstanding options	under equity
Plan Category	and warrants	and warrants	compensation plans

Equity compensation plans approved by security holders	2,118,625	$2.02	443,109

Equity compensation plans not approved by security holders	1,252,991	1.43	—
Total	3,371,616	$1.80	443,109

Securities remaining available for issuance under equity compensation plans approved by security holders are from the CAS Medical Systems, Inc. 2011 Equity Incentive Plan, as amended. The equity compensation plans not approved by security holders consist of warrants to purchase 589,401 shares granted to both current and former directors of the Company as compensation for services rendered which have no expiration date, warrants to purchase 163,590 shares granted to the Company’s bank lender, and 500,000 shares under inducement stock options granted to certain officers of the Company commensurate with their employment with the Company.   See Note 7 “Share-Based Payment Plans” to the Company’s Financial Statements.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Reference is made to the disclosure required by Items 404 and 407(a) of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to stockholders on or about April 29, 2014, and to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

Reference is made to the proposal regarding the approval of the Registrant’s independent registered public accounting firm to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 29, 2014, and to be filed with the Securities and Exchange Commission.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The Company’s financial statements are included in response to Item 8 of this report.

Report of Independent Registered Public Accounting Firm

Financial Statements
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

(2)      Financial Statement Schedules

           Not applicable.

(3)      Exhibits

The Exhibits to this report are as set forth in the “Exhibit Index” beginning on Page 31 of this report. Management contracts or compensatory plans or arrangements filed as an exhibit to this report are identified in the “Index to Exhibits” with an asterisk after the exhibit number.

EXHIBIT INDEX

1.1	Form of Purchase Agreement, dated July 16, 2013, by and between CAS Medical Systems, Inc. and Northland Securities (21)
2.1	Stock Purchase Agreement dated May 15, 2005 among CAS Medical Systems, Inc., Statcorp, Inc., and the Stockholders of Statcorp, Inc. (1)
3.1	Certificate of Incorporation of Registrant (2)
3.2	Amended and Restated Bylaws of Registrant (9)
10.1*	1994 Employees’ Incentive Stock Option Plan (4)
10.2*	CAS Medical Systems, Inc. Employee Stock Purchase Plan (5)
10.3*	CAS Medical Systems, Inc. 2003 Equity Incentive Plan (6)
10.4*	Form of Option Agreement (3)
10.5	Purchase and Sale Agreement between CAS Medical Systems, Inc. and Davis Marcus Partners, Inc. dated June 18, 2007 (7)
10.6	Lease Agreement between CAS Medical Systems, Inc. and DMP New Branford, LLC dated September 6, 2007 (7)
10.7	Subscription Agreement dated May 9, 2008 with jVen Capital, LLC (10)
10.8	Amendment to the CAS Medical Systems, Inc. 2003 Equity Incentive Plan (11)
10.9*	Employment Agreement with Jeffery A. Baird dated August 10, 2009 (12)
10.10	Subscription Agreement dated June 16, 2010 with several Subscribers (13)
10.11*	Employment Agreement between CAS Medical Systems, Inc. and Thomas M. Patton dated August 27, 2010 (14)
10.12*	Inducement Non-Qualified Stock Option Agreement with Thomas M. Patton dated August 27, 2010 (14)
10.13*	Inducement Restricted Stock Agreement between CAS Medical Systems, Inc. and Thomas M. Patton dated August 27, 2010 (14)
10.14*	Inducement Restricted Stock Agreement between CAS Medical Systems, Inc. and Thomas M. Patton dated August 27, 2010 (14)
10.15	Asset Purchase Agreement dated November 5, 2010 by and among CAS Medical Systems, Inc., Statcorp, Inc. and OSI Optoelectronics, Inc. (15)
10.16*	Employment Agreement with Matthew J. Herwig dated January 7, 2011 (16)
10.17*	Inducement Non-Qualified Stock Option Agreement with Matthew J. Herwig dated January 7, 2011 (16)
10.18*	Inducement Restricted Stock Agreement with Matthew J. Herwig dated January 7, 2011 (16)
10.19	Investment Agreement, dated June 8, 2011, among CAS Medical Systems, Inc. and several Purchasers named therein (17)
10.20	Registration Rights Agreement, dated June 9, 2011, among CAS Medical Systems, Inc. and the several Purchasers named therein (17)
10.21	Form of Indemnification Agreement, dated June 9, 2011, between CAS Medical Systems, Inc. and the individual members of the Board of Directors of CAS Medical Systems, Inc. (17)
10.22*	CAS Medical Systems, Inc. 2011 Equity Incentive Plan, as amended (18)
10.23	Loan and Security Agreement, dated July 31, 2012, by and between the Company and East West Bank (19)
10.24	Warrant to Purchase Stock, dated July 31, 2012, issued by the Company to East West Bank (19)
10.25	Second Amendment to Loan and Security Agreement dated May 10, 2013 between the Company and East West Bank (20)
10.26	Warrant to Purchase Stock dated May 10, 2013 issued to East West Bank (20)
10.27*	Employment Agreement with John K. Gamelin dated August 5, 2013 (22)
10.28*	Employment Agreement with Paul Benni dated May 1, 2008 (22)
10.29*	Employment Agreement with Brian J. Wagner dated October 2, 2013
10.30	Third Amendment to Loan and Security Agreement dated March 17, 2014, between the Company and East West Bank
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO Pursuant to Rule 13a-14
31.2	Certification of CFO Pursuant to Rule 13a-14
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. 1350
101	Interactive data files pursuant to Rule 405 of Regulation S-T

(1)	Incorporated by reference to the Company’s Form 8-K/A filed July 29, 2005
(2)	Incorporated by reference to the Company’s Form 10-Q filed August 12, 2011
(3)	Incorporated by reference to the Company’s Form 10-KSB filed March 31, 2005
(4)	Incorporated by reference to the Company’s Form S-8 filed October 4, 2000
(5)	Incorporated by reference to the Company’s Form S-8 filed June 10, 2004, (333-116348)
(6)	Incorporated by reference to the Company’s Form S-8 filed June 10, 2004, (333-116349)
(7)	Incorporated by reference to the Company’s Form 8-K filed September 10, 2007
(8)	Incorporated by reference to the Company’s Form 8-K filed November 30, 2007
(9)	Incorporated by reference to the Company’s Form 8-K filed February 14, 2008
(10)	Incorporated by reference to the Company’s Form 8-K filed May 14, 2008
(11)	Incorporated by reference to the Company’s Form 8-K filed December 31, 2008
(12)	Incorporated by reference to the Company’s Form 10-Q filed August 12, 2009
(13)	Incorporated by reference to the Company’s Form 8-K filed June 16, 2010
(14)	Incorporated by reference to the Company’s Form 8-K filed August 27, 2010
(15)	Incorporated by reference to the Company’s Form 10-Q filed November 10, 2010
(16)	Incorporated by reference to the Company’s Form 8-K filed January 10, 2011
(17)	Incorporated by reference to the Company’s Form 8-K filed June 13, 2011
(18)	Incorporated by reference to the Company’s Proxy Statement filed April 26, 2013
(19)	Incorporated by reference to the Company’s Form 8-K filed August 2, 2012
(20)	Incorporated by reference to the Company’s Form 8-K filed May 13, 2013
(21)	Incorporated by reference to the Company’s Form 8-K filed July 17, 2013
(22)	Incorporated by reference to the Company’s Form 10-Q filed August 7, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: March 19, 2014
By: Thomas M. Patton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lawrence Burstein	Date: March 19, 2014
Lawrence Burstein, Director

/s/ Gregory P. Rainey	Date: March 19, 2014
Gregory P. Rainey, Director

/s/ James E. Thomas	Date: March 19, 2014
James E. Thomas, Director

/s/ Kathleen A. Tune	Date: March 19, 2014
Kathleen A. Tune, Director

/s/ Kenneth R. Weisshaar	Date: March 19, 2014
Kenneth R. Weisshaar, Director

/s/ Thomas M. Patton	Date: March 19, 2014
Thomas M. Patton, President, Chief Executive
Officer and Director

/s/ Jeffery A. Baird	Date: March 19, 2014
Jeffery A. Baird, Chief Financial Officer
(Principal Financial and Accounting Officer)