Form 10-Q
period 2014-03-31
CAS MEDICAL SYSTEMS INC
filed 2014-05-02
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $.004 par value 19,416,629 shares as of May 1, 2014.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc. and Subsidiary

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
Assets	2014	2013

Current assets:
Cash and cash equivalents	$6,033,685	$8,190,302
Accounts receivable, net of allowance	2,909,542	2,425,417
Inventories	4,317,117	3,931,007
Other current assets	421,049	510,710
Total current assets	13,681,393	15,057,436

Property and equipment:
Leasehold improvements	139,970	139,970
Equipment at customers	3,634,288	3,365,636
Machinery and equipment	5,728,949	5,597,385
	9,503,207	9,102,991
Accumulated depreciation and amortization	(7,209,110)	(6,849,543)
Property and equipment, net	2,294,097	2,253,448

Intangible and other assets, net	851,549	851,737

Total assets	$16,827,039	$18,162,621

CAS Medical Systems, Inc. and Subsidiary

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
Liabilities and Stockholders' Equity	2014	2013

Current liabilities:
Accounts payable	$2,061,927	$1,594,147
Accrued expenses	1,465,567	1,737,312
Current portion of long-term debt	1,603,351	994,898
Total current liabilities	5,130,845	4,326,357

Deferred gain on sale and leaseback of property	461,855	495,515
Long-term debt, less current portion	3,320,853	3,915,949
Total liabilities	8,913,553	8,737,821

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized
Series A convertible preferred stock, 95,500 shares issued and
outstanding, liquidation value of $11,633,559 at March 31, 2014	8,802,000	8,802,000
Series A exchangeable preferred stock, 54,500 shares issued and
outstanding, liquidation value of $6,639,047 at March 31, 2014	5,135,640	5,135,640
Common stock, $.004 par value per share, 40,000,000 shares authorized,
19,502,629 and 19,324,549 shares issued at March 31, 2014 and
December 31, 2013, respectively, including shares held in treasury	78,011	77,298
Common Stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	19,276,929	18,939,869
Accumulated deficit	(25,277,614)	(23,428,527)
Total stockholders' equity	7,913,486	9,424,800

Total liabilities and stockholders' equity	$16,827,039	$18,162,621

See accompanying notes.

CAS Medical Systems, Inc. and Subsidiary

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net sales	$5,711,057	$5,575,838

Cost of sales	3,367,403	3,350,856
Gross profit	2,343,654	2,224,982

Operating expenses:
Research and development	881,733	1,052,860
Selling, general and administrative	3,226,561	3,081,754
	4,108,294	4,134,614

Operating loss	(1,764,640)	(1,909,632)

Interest expense	85,233	65,729
Other income	(786)	(388,178)
Net loss	(1,849,087)	(1,587,183)

Preferred stock dividend accretion	314,271	293,201
Net loss applicable to common stockholders	$(2,163,358)	$(1,880,384)

Per share basic and diluted loss applicable to common stockholders	$(0.11)	$(0.14)

Weighted average number of common shares outstanding:
Basic and diluted	19,148,985	13,391,752

See accompanying notes.

CAS Medical Systems, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2014
(Unaudited)

	Preferred Stock	Preferred Stock	Common Stock Issued		Common Stock Held in Treasury		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2013	150,000	$13,937,640	19,324,549	$77,298	86,000	$(101,480)	$18,939,869	$(23,428,527)	$9,424,800

Net loss								(1,849,087)	(1,849,087)

Common stock issued upon exercise of stock options			6,960	28			11,804		11,832

Common stock issued under stock purchase plan			6,120	25			9,829		9,854

Warrants exercised			150,000	600			45,900		46,500

Restricted stock issued, net of cancellations			15,000	60			(60)		—

Stock compensation							269,587		269,587

BALANCE, March 31, 2014	150,000	$13,937,640	19,502,629	$78,011	86,000	$(101,480)	$19,276,929	$(25,277,614)	$7,913,486

See accompanying notes.

CAS Medical Systems, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(1,849,087)	$(1,587,183)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	419,571	285,835
Amortization of debt discount	13,357	17,477
Stock compensation	272,702	228,419
Proceeds from demutualization of insurance provider	—	(381,058)
Amortization of gain on sale and leaseback of property	(33,660)	(33,659)
Changes in operating assets and liabilities:
Accounts receivable	(484,125)	(350,147)
Inventories	(386,110)	(346,724)
Other current assets	89,661	233,539
Accounts payable and accrued expenses	196,035	(1,012,703)
Net cash used in operating activities	(1,761,656)	(2,946,204)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(432,805)	(213,252)
Short-term investments	—	492,823
Proceeds from demutualization of insurance provider	—	381,058
Purchase of intangible assets	(27,227)	(4,424)
Net cash (used in) provided by investing activities	(460,032)	656,205

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	65,071	32,484
Net cash provided by financing activities	65,071	32,484

Net change in cash and cash equivalents	(2,156,617)	(2,257,515)
Cash and cash equivalents, beginning of period	8,190,302	9,245,094
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,033,685	$6,987,579

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$71,875	$48,253

See accompanying notes.

CAS Medical Systems, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2014

(1)      The Company

CAS Medical Systems, Inc. (“CASMED” or the “Company”) is a medical technology company that develops, manufactures, and distributes non-invasive patient monitoring products that are vital to patient care. Our products include the FORE-SIGHT® series of absolute tissue oximeters and sensors, including the new FORE-SIGHT ELITE® oximeter and traditional monitoring products which include MAXNIBP® and the new MAXIQ™ blood pressure measurement technologies, bedside monitoring products, and supplies for neonatal intensive care. These products are designed to provide accurate, non-invasive, biologic measurements that guide healthcare providers to deliver improved patient care. CASMED markets its products worldwide through its sales force, distributors, manufacturers’ representatives, and original equipment manufacturers. The Company’s operations and manufacturing facility is located in the United States.

(2)      Basis of Presentation

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2013.  The condensed consolidated balance sheet as of December 31, 2013, was derived from the audited financial statements.

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

As of March 31, 2014, the Company had cash and cash equivalents plus available borrowings under its revolving line-of-credit facility totaling $7,794,000, which amounts are sufficient to support the Company’s operations for 2014. The Company expects to continue to use cash from operations during the remainder of 2014 but at a steadily declining rate as its results from operations improve.  Nevertheless,  the Company is engaged in discussions with bank lenders and other sources of capital to refinance the Company’s loan agreements, obtain additional capital, and enhance its liquidity. There can be no assurance, however, that management will be successful in amending the current loan agreement or obtaining additional capital, or that such financing, if obtained, will be under terms favorable to the Company.

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

3)	Supplies and service – includes sales of neonatal intensive care supplies, including electrodes, skin temperature probes, and service repair.

(4)      Inventories, Property and Equipment, Intangible and Other Assets

Inventories consist of:

	March 31,	December 31,
	2014	2013

Raw materials	$2,407,493	$2,388,380
Work in process	28,952	10,319
Finished goods	1,880,672	1,532,308
	$4,317,117	$3,931,007

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Property and equipment include FORE-SIGHT cerebral oximetry monitors primarily located at customer sites within the United States.  Such equipment is typically held under a no-cost program whereby customers purchase disposable sensors for use with the Company’s FORE-SIGHT equipment.  The Company retains title to the monitors shipped to its customers under this program.

At the end of the third quarter of 2013, the Company launched its next-generation FORE-SIGHT ELITE cerebral oximetry technology which offers a significantly enhanced user interface and improved ease-of-use. The Company, therefore, expected that there would be significant demand for the new technology and that many customers utilizing the Company’s first-generation cerebral oximetry technology under its monitor placement program would seek to upgrade to the latest technology. Accordingly, management conducted an impairment analysis with respect to the Company-owned monitors at customer locations as of the launch date, based upon the projected net cash flows of the subject monitors through the estimated exchange date. We concluded that projected cash flows for certain monitors was less than their carrying value indicating impairment. We estimated the fair value of the impaired monitors by discounting the projected cash flows using a risk-free rate for the various periods. We determined that an impairment of $407,141 was required to reduce the net book value of the assets to estimated fair value. The impairment charge was recorded to cost of sales during the third quarter of 2013.  Further, the monitors are being amortized using the straight-line method over the adjusted estimated remaining useful lives of the assets. This will result in increased amortization of the monitors until the monitors are removed from service.

The Company’s assets measured at fair value on a non-recurring basis as of March 31, 2014, were as follows:

	Level 1	Level 2	Level 3
Assets:
Equipment at Customers	$—	$—	$3,634,288
Total	$—	$—	$3,634,288

Intangible assets consist of patents issued, patents pending, trademarks, and purchased technology which are recorded at cost. Patents are amortized on a straight-line basis over 20 years. Capitalized costs are amortized over their estimated useful lives.

Intangible and other assets consist of the following:

	March 31,	December 31,
	2014	2013

Patents and other assets	$904,661	$896,921
Patents pending	285,927	276,691
Purchased technology	33,893	33,893
Deferred financing costs	169,681	159,431
	1,394,162	1,366,936
Accumulated amortization	(542,613)	(515,199)
	$851,549	$851,737

Amortization expense of intangible and other assets for the three months ended March 31, 2014, was $27,415. Estimated amortization expense for the calendar year 2014 is $95,600. Expected amortization expense of intangible and other assets for the next five calendar years and beyond follows:

2015	$86,300
2016	59,500
2017	26,000
2018	22,900
2019	21,000
Thereafter	199,100
$414,800

The Company reviews its intangibles and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the carrying amounts of its remaining long-lived assets are fully recoverable.

(5)      Bank Financing

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

The Loan Agreement, as amended, also contains a revolving line-of-credit (the “Revolver”) facility with maximum borrowings of $2,000,000 and an expiration date of March 31, 2016.  Under the amended Loan Agreement, advances under the Revolver bear interest at a floating rate equal to 2.00% above the Bank’s prime rate, with a 3.25% floor on the prime rate, representing an effective rate of 5.25%, as of March 31, 2014.  Interest on the loan is payable monthly.  The Company is permitted to borrow against eligible accounts receivable as defined under the Revolver according to pre-established criteria. The amount available for borrowing under the Revolver as of March 31, 2014, was $1,760,000. There were no borrowings under the Revolver as of March 31, 2014.

The obligations under the Loan Agreement, as amended, are secured by a lien on substantially all assets of the Company, excluding intellectual property, provided that, following an event of default, such security interest would also include intellectual property.

The Loan Agreement, as amended, contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, pay cash dividends, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business.  The amended agreement also contains financial covenants, measured quarterly, providing a minimum level of the Company’s tangible net worth, and non-financial covenants with respect to the timing of certain new product approvals. As of March 31, 2014, the Company was in compliance with the Loan Agreement covenants.

Concurrently with the Loan Agreement, as amended, the Company issued warrants to the Bank to purchase an aggregate of 163,590 shares of Company Common Stock. The warrants have a five-year life, contain exercise prices between $1.80 and $1.98, and were fully vested at the time of issuance. The warrant cost was recorded as a debt discount and recognized as interest expense over the three-year period of the Term Loan using the effective interest method.

The outstanding balance of the bank term loan is as follows:

	March 31,	December 31,
	2014	2013

Balance of bank term loan	$5,000,000	$5,000,000
Debt discount	(75,796)	(89,153)
	4,924,204	4,910,847
Current portion	1,603,351	994,898
Long-term portion	$3,320,853	$3,915,949

(6)      Stockholders’ Equity

On June 9, 2011, the Company issued 95,500 shares of Series A Convertible Preferred Stock and 54,500 shares of Series A Exchangeable Preferred Stock (collectively, the “Series A Preferred Stock”), each with a par value $0.001 per share and which are convertible into authorized but unissued shares of common stock, par value $0.004 per share, of the Company. The Series A Exchangeable Preferred Stock has substantially identical terms to the Series A Convertible Preferred Stock.

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

The Series A Preferred Stock is entitled to a liquidation preference equal to the greater of 100% of the accreted value for each share of Series A Preferred Stock outstanding on the date of a liquidation plus all accrued and unpaid dividends or the amount a holder would have been entitled to had the holder converted the shares of Series A Preferred Stock into common stock immediately prior to the liquidation.  The Series A Preferred Stock votes together with the common stock as if converted on the original date of issuance.  Holders of Series A Preferred Stock are entitled to purchase their pro rata share of additional stock issuances in certain future financings.  Accordingly, based upon the liquidation value of the preferred stock at March 31, 2014, there were 7,648,642  shares of common stock issuable upon conversion of the Series A Preferred Stock.

Pursuant to the terms of the Series A Preferred Stock, a holder must issue a written request to the Company by June 15th of 2011, 2012, or 2013 to receive cash dividends for the applicable succeeding four fiscal quarters ending June 30th, September 30th, December 31st, and March 31st. The holders have elected in writing not to receive cash dividends for the fiscal quarters through June 30, 2013. Further, the holders have irrevocably waived their cash dividend rights for the four fiscal quarters ending June 30, 2014, in accordance with the Company’s agreement with East West Bank executed on July 31, 2012.  The bank agreement prohibits the payment of dividends.  The holders’ waiver of their cash dividend rights for the four fiscal quarters ending June 30, 2014, may be revoked if the Company’s obligations to East West Bank are terminated at any time prior to June 30, 2014.  As of March 31, 2014, $3,272,606 in dividend accretion has accumulated on the Series A Preferred Stock.

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

At March 31, 2014, stock options and warrants to purchase 2,609,165 and 602,991 shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. On an as-converted basis, 7,648,642 shares of common stock pertaining to the private placement of 150,000 shares of Series A Preferred Stock, were also excluded as they would have been anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2014	2013

Net loss	$(1,849,087)	$(1,587,183)
Preferred stock dividend accretion	314,271	293,201
Net loss applicable to common stockholders	$(2,163,358)	$(1,880,384)

Weighted-average shares outstanding, net
of unvested restricted common shares -
used to compute basic and diluted loss per
share applicable to common stockholders	19,148,985	13,391,752

(8)      Stock Compensation Expense and Share-based Payment Plans

Stock compensation expense was $272,702 and $228,419 for the three-month periods ended March 31, 2014 and 2013, respectively.  Stock compensation expense for the three-month periods ended March 31, 2014 and 2013 include $3,114 and $1,042, respectively, for stock options issued to consultants.

As of March 31, 2014, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,832,000.  Such amount, net of estimated forfeitures, will be recognized in operations through the first quarter of 2018.

The following table summarizes the Company’s stock option information as of and for the three-month period ended March 31, 2014:

		Weighted-	Aggregate	Weighted-Average
	Option	Average	Intrinsic	Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years

Outstanding at December 31, 2013	2,618,625	$2.10	$112,875	7.7
Granted	100,000	2.09
Cancelled or expired	(102,500)	2.10
Exercised	(6,960)	1.70
Outstanding at March 31, 2014	2,609,165	2.10	621,243	7.7
Exercisable at March 31, 2014	1,154,779	$2.33	$169,090	6.3
Vested and expected to vest at March 31, 2014	2,565,596	$2.10	$607,692	7.7

(1)	The intrinsic value of a stock option is the amount by which the market value, as of the applicable date, of the underlying stock exceeds the option exercise price.

The exercise period for all outstanding stock options may not exceed ten years from the date of grant. Stock options granted to employees and members of the Board of Directors vest typically not less than three years from the grant date. The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

On June 20, 2013, the Company’s stockholders approved an amendment to the CAS Medical Systems, Inc. 2011 Equity Incentive Plan (the “Plan”) which increased the maximum number of shares that can be issued under the Plan by 1,000,000 to 2,000,000. Awards that may be granted under the Plan include options, restricted stock and restricted stock units, and other stock-based awards. The purposes of the Plan are to make available to our key employees and directors, certain compensatory arrangements related to growth in value of our stock so as to generate an increased incentive to contribute to the Company’s financial success and prosperity; to enhance the Company’s ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company’s financial growth and profitability; and align, in general, the interests of employees and directors with the interests of our stockholders. As of March 31, 2014, 330,609 shares remain available for issuance under the Plan, as amended.

During the first quarter of 2014, the Company issued a stock option for 100,000 shares to a management consultant. The exercise price of the stock option grant is $2.09 per share, representing the closing price of the common stock on the grant date. The fair value of the option granted was estimated on the date of grant to be $1.74 per share using the Black-Scholes option-pricing model assuming a weighted-average expected stock price volatility of 76.03%, a weighted-average expected option life of 10.0 years, an average risk-free interest rate of 2.62%, and a 0.0% average dividend yield. The stock option vests over a four-year period on each anniversary of the date of grant.

During the first quarter of 2014, the Company issued 15,000 shares of restricted stock to an executive officer which vest 12 months from the date of grant. As of March 31, 2014, 77,348 restricted shares issued to employees and members of the Board of Directors remain issued and non-vested. The unamortized stock compensation expense associated with the restricted shares at March 31, 2014, was $126,000 and will be recognized through the first quarter of 2015.

A summary of the restricted shares outstanding and changes for the relevant periods follow:

	Three Months	Weighted-Average
	Ended	Grant Date
	March 31, 2014	Fair-Value

Outstanding at beginning of period	241,359	$2.15
Granted	15,000	2.16
Cancelled	—	—
Vested	(29,011)	2.15
Outstanding at end of period	227,348	$2.14

(9)      Legal Proceedings

On December 29, 2011, Nellcor Puritan Bennett, LLC (“Nellcor”)  filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging (i) breach of the settlement agreement with respect to a prior litigation matter between the parties, (ii) violation of the Lanham Act, (iii) common law unfair competition, and (iv) trade libel.  The complaint requested injunctive relief and unspecified monetary damages, including compensatory damages and reasonable attorneys’ fees.  On February 24, 2012, the Company answered the complaint and denied substantially all of the claims and set forth certain affirmative defenses.  On June 11, 2013, the Court granted the Company’s motion for summary judgment regarding the breach of contract claim and also found that the Company was entitled to legal fees in an amount to be determined. The Court ruled on the parties’ motions for summary judgment on March 28, 2014, and limited certain of Nellcor’s claims. The matter remains otherwise pending and has been placed on the Court’s July/August 2014 trial docket. Management does not expect the matter to have a material adverse effect on the Company’s operations, but there can be no assurance of such.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not limited to, the following:  foreign currency fluctuations, regulations and other economic and political factors which affect the Company’s ability to market its products internationally, changes in economic conditions that adversely affect demand for the Company’s products, potential liquidity constraints, new product introductions by the Company’s competitors, increased price competition, rapid technological changes, dependence upon significant customers, availability and cost of components for the Company’s products, the impact of any product liability or other adverse litigation, marketplace acceptance for the Company’s new products, FDA and other governmental regulatory and enforcement actions, changes in reimbursement levels from third-party payors, changes to federal research and development grant programs utilized by the Company, and other factors described in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

For the three months ended March 31, 2014, the Company incurred a net loss applicable to common stockholders of $2,163,000, or ($0.11) per basic and diluted common share, compared to a net loss applicable to common stockholders of $1,880,000, or ($0.14) per basic and diluted common share, for the three months ended March 31, 2013.  Results for the first quarter of 2013 included $381,000 of other income related to the demutualization of one of the Company’s insurance providers.

Operating losses for the three months ended March 31, 2014, were $1,765,000, a reduction of $145,000 or 8%, compared to $1,910,000 of operating losses recorded for the first three months of 2013. The improvement was generated by increased revenues, improved gross profit rates and reduced operating expenses.

The Company generated revenues of $5,711,000 for the three months ended March 31, 2014, an increase of $135,000, or 2%, compared to revenues of $5,576,000 for the three months ended March 31, 2013.

The following table provides information with respect to revenues by major category:

Total Revenues ($000’s)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	March 31, 2014	March 31, 2013	(Decrease)	Change

Tissue Oximetry Monitoring	$2,760	$2,234	$526	24%
Traditional Vital Signs Monitoring	2,951	3,342	(391)	(12%)
	$5,711	$5,576	$135	2%

Domestic Sales	$4,653	$4,225	$428	10%
International Sales	1,058	1,351	(293)	(22%)
	$5,711	$5,576	$135	2%

Tissue oximetry product revenues of $2,760,000 for the three months ended March 31, 2014, were $526,000, or 24%, above the $2,234,000 reported for the same period in the prior year led by increased sensor sales. The Company shipped a record 93 FORE-SIGHT monitors to customers in the first quarter, taking the Company’s worldwide cumulative shipments of oximetry monitors, as of March 31, 2014, to 1,028 units, an increase of 33% above the installed base of 773 as of March 31, 2013.

Traditional vital signs monitoring product revenues for the three months ended March 31, 2014, decreased $391,000, or 12%, to $2,951,000 from $3,342,000 reported for the same period in the prior year. Decreases in OEM technology product sales by one international customer were primarily responsible for the decline.

Sales of all products to the U.S. market accounted for $4,653,000, or 81%, of the total revenues reported for the three months ended March 31, 2014, an increase of $428,000 from the $4,225,000 of U.S. sales reported for the three months ended March 31, 2013. International sales of all products accounted for $1,058,000, or 19%, of the total revenues reported for the three months ended March 31, 2014, a decrease of $293,000, or 22%, from the $1,351,000 reported for the same period of the prior year.

The following table provides information with respect to tissue oximetry revenues:

Tissue Oximetry Revenues ($000’s)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	March 31, 2014	March 31, 2013	(Decrease)	Change

Sensor Sales	$2,420	$1,858	$562	30%
Monitors & Accessories	340	376	(36)	(10%)
	$2,760	$2,234	$526	24%

Domestic Sales	$2,241	$1,793	$448	25%
International Sales	519	441	78	18%
	$2,760	$2,234	$526	24%

Worldwide sales of tissue oximetry products increased 24% for the first quarter of 2014 led by a 30% increase in sensor sales. Worldwide sensor sales increased to $2,420,000 for the first quarter of 2014 from $1,858,000 for the first quarter of 2013. The Company shipped a record 93 FORE-SIGHT monitors to customers worldwide in the first quarter. Domestic oximetry product sales increased 25% to $2,241,000 driven by a 34% increase in sensor sales. International tissue oximetry product sales were $519,000, an increase of $78,000, or 18%, from the first quarter of 2013 as a result of increases in both monitors and sensor sales.

Gross profit was $2,343,000, or 41.0% of sales, for the three months ended March 31, 2014, compared to $2,225,000, or 39.9% of sales for the same period of the prior year. The improvement in gross profit rates was led by improved manufacturing productivity supported by higher sales including FORE-SIGHT sensor sales which provide comparatively favorable gross margins. Manufacturing variances were also favorable to the first quarter of 2013. Management expects gross profit rates to continue to improve during 2014 as FORE-SIGHT ELITE sensor sales continue to expand and become an increasing percentage of the Company’s overall sales through the acquisition of new customers and upgrades by existing customers.

Total operating expenses for the three months ended March 31, 2014, decreased $27,000, or 1%, to $4,108,000 from $4,135,000 for the three months ended March 31, 2013.

Research and development expenses decreased $171,000, or 16%, to $882,000 for the three months ended March 31, 2014, compared to $1,053,000 for the three months ended March 31, 2013. The reduction was primarily related to engineering project spending and salaries and related benefits.

Selling, general and administrative (“S,G&A”) expenses rose $145,000, or 5%, to $3,227,000 for the three months ended March 31, 2014, compared to $3,082,000 for the three months ended March 31, 2013. Increased costs associated with the expansion of the Company’s U.S. FORE-SIGHT sales force and higher meetings and trade show costs were partially offset by lower legal expenses.

Interest expense of $85,000 for the three months ended March 31, 2014, primarily reflects the Company’s term debt agreement with its bank lender executed July 31, 2012, and the amendment of May 10, 2013 which resulted in $1,500,000 of additional term debt borrowings.

Other income of $388,000 for the three months ended March 31, 2013, included $381,000 of income related to the sale and demutualization of one of the Company’s commercial insurance providers.

The Company does not expect to record taxable income during its 2014 fiscal year. Income tax benefits that may be generated during 2014 would be offset by a deferred income tax asset valuation allowance. Management established the valuation allowance as of December 31, 2009, as a result of cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets, concluding that a full valuation allowance is warranted. As of March 31, 2014, the deferred income tax asset valuation allowance balance was $10,480,000.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2014, the Company's cash and cash equivalents totaled $6,034,000, compared to $8,190,000 as of December 31, 2013. Working capital decreased $2,180,000 to $8,551,000 as of March 31, 2014, from $10,731,000 as of December 31, 2013.

Cash used in operations for the three months ended March 31, 2014, was $1,762,000, compared to cash used in operations of $2,946,000 for the same period in the prior year. The decrease in cash used from operations over the prior year period primarily related to the change in working capital items, primarily from changes in accounts payable and accrued expenses.

Cash used in investing activities was $460,000 for the three months ended March 31, 2014, compared to cash provided by investing activities of $656,000 for the same period in the prior year. Expenditures for property and equipment of $433,000 for the three months ended March 31, 2014, were primarily comprised of FORE-SIGHT cerebral oximeters for customer placements and demonstration purposes. Short-term investments of $493,000 for the three months ended March 31, 2013 pertained to the transfer of funds from fully-matured certificates of deposit classified as short-term investments to the Company’s principal operating account. Cash flows from investing activities for the three months ended March 31, 2013, included $381,000 of cash from the sale and demutualization of the Company’s insurance provider during January 2013.

As a result of the Company’s launch of its next-generation FORE-SIGHT oximetry technology and its planned upgrade of its first-generation FORE-SIGHT oximetry monitors placed with customers in the U.S., the Company expects to incur approximately $600,000 to $700,000 of capital expenditures during 2014 to upgrade those customers. Under the Company’s FORE-SIGHT monitor placement program, customers purchase disposable sensors for use with the Company’s equipment.  The Company retains title to the monitors shipped to its customers under this program. Those estimated expenditures are in addition to the expenditures required to place FORE-SIGHT monitors into new customer accounts as well other normal recurring expenditures for property and equipment.

As of March 31, 2014, the Company had an outstanding term loan of $5,000,000 with its bank which matures on July 31, 2016. The loan requires the Company to commence monthly principal repayments of $221,000 including interest at a rate of 5.75% per annum on August 1, 2014.  The Company also has a revolving line-of-credit facility (the “Revolver”) with its bank which provides for maximum borrowings of $2,000,000 and expires on March 31, 2016. The amount available for borrowing under the Revolver as of March 31, 2014, was $1,760,000.  There have been no borrowings to date under the Revolver.

As of March 31, 2014, the Company had cash and cash equivalents plus available borrowings under its revolving line-of-credit facility totaling $7,794,000, which amounts are sufficient to support the Company’s operations for 2014. The Company expects to continue to use cash from operations during the remainder of 2014 but at a steadily declining rate as its results from operations improve.  Nevertheless, the Company is engaged in discussions with bank lenders and other sources of capital to refinance the Company’s loan agreements, obtain additional capital, and enhance its liquidity. There can be no assurance, however, that management will be successful in amending the current loan agreement or obtaining additional capital, or that such financing, if obtained, will be under terms favorable to the Company.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the condensed consolidated financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company’s critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company’s critical accounting policies and estimates, see Item 7 and Note 2 to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2013.  There were no significant changes in critical accounting policies and estimates during the three months ended March 31, 2014.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2014. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2, and 32.1 to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On December 29, 2011, Nellcor Puritan Bennett, LLC (“Nellcor”)  filed an action against the Company in the United States District Court for the Eastern District of Michigan alleging (i) breach of the settlement agreement with respect to a prior litigation matter between the parties, (ii) violation of the Lanham Act, (iii) common law unfair competition, and (iv) trade libel.  The complaint requested injunctive relief and unspecified monetary damages, including compensatory damages and reasonable attorneys’ fees.  On February 24, 2012, the Company answered the complaint and denied substantially all of the claims and set forth certain affirmative defenses.  On June 11, 2013, the Court granted the Company’s motion for summary judgment regarding the breach of contract claim and also found that the Company was entitled to legal fees in an amount to be determined. The Court ruled on the parties’ motions for summary judgment on March 28, 2014, and limited certain of Nellcor’s claims. The matter remains otherwise pending and has been placed on the Court’s July/August 2014 trial docket. Management does not expect the matter to have a material adverse effect on the Company’s operations, but there can be no assurance of such.

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

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: May 2, 2014
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: May 2, 2014
By: Jeffery A. Baird
Chief Financial Officer