Form 10-Q
period 2014-06-30
CAS MEDICAL SYSTEMS INC
filed 2014-08-06
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☐      Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value   19,481,140 shares as of August 5, 2014.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc. and Subsidiary

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Assets	2014	2013

Current assets:
Cash and cash equivalents	$6,195,452	$8,190,302
Accounts receivable, net	3,264,914	2,425,417
Inventories	3,869,053	3,931,007
Other current assets	524,693	510,710
Total current assets	13,854,112	15,057,436

Property and equipment:
Leasehold improvements	139,970	139,970
Equipment at customers	4,029,179	3,365,636
Machinery and equipment	5,813,955	5,597,385
	9,983,104	9,102,991
Accumulated depreciation and amortization	(7,599,096)	(6,849,543)
Property and equipment, net	2,384,008	2,253,448

Intangible and other assets, net	1,543,144	851,737

Total assets	$17,781,264	$18,162,621

CAS Medical Systems, Inc. and Subsidiary

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Liabilities and Stockholders' Equity	2014	2013

Current liabilities:
Accounts payable	$1,452,848	$1,594,147
Accrued expenses	1,818,356	1,737,312
Note payable	126,414	—
Current portion of long-term debt	—	994,898
Total current liabilities	3,397,618	4,326,357

Deferred gain on sale and leaseback of property	428,196	495,515
Long-term debt, less current portion	7,500,000	3,915,949
Other long-term liabilities	300,000	—
Total liabilities	11,625,814	8,737,821

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized
Series A convertible preferred stock, 95,500 shares issued and
outstanding, liquidation value of $11,837,146 at June 30, 2014	8,802,000	8,802,000
Series A exchangeable preferred stock, 54,500 shares issued and
outstanding, liquidation value of $6,755,230 at June 30, 2014	5,135,640	5,135,640
Common stock, $.004 par value per share, 40,000,000 shares authorized,
19,559,219 and 19,324,549 shares issued at June 30, 2014 and
December 31, 2013, respectively, including shares held in treasury	78,237	77,298
Common Stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	19,792,852	18,939,869
Accumulated deficit	(27,551,799)	(23,428,527)
Total stockholders' equity	6,155,450	9,424,800

Total liabilities and stockholders' equity	$17,781,264	$18,162,621

See accompanying notes.

CAS Medical Systems, Inc. and Subsidiary

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales	$5,842,980	$5,042,420	$11,554,037	$10,618,258

Cost of sales	3,459,200	3,124,411	6,826,603	6,475,267
Gross profit	2,383,780	1,918,009	4,727,434	4,142,991

Operating expenses:
Research and development	862,490	1,029,533	1,744,223	2,082,393
Selling, general and administrative	3,540,276	3,460,829	6,766,837	6,542,582
Total operating expenses	4,402,766	4,490,362	8,511,060	8,624,975

Operating loss	(2,018,986)	(2,572,353)	(3,783,626)	(4,481,984)

Interest expense	255,321	76,824	340,554	142,554
Other income	(122)	(15,308)	(908)	(403,487)
Net loss	(2,274,185)	(2,633,869)	(4,123,272)	(4,221,051)

Preferred stock dividend accretion	319,771	298,333	634,042	591,534
Net loss applicable to common stockholders	$(2,593,956)	$(2,932,202)	$(4,757,314)	$(4,812,585)

Per share basic and diluted loss applicable to
common stockholders	$(0.13)	$(0.22)	$(0.25)	$(0.36)

Weighted-average number of common shares outstanding:
Basic and diluted	19,226,605	13,425,416	19,187,795	13,408,584

See accompanying notes.

CAS Medical Systems, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2014
(Unaudited)

	Preferred Stock		Common Stock Issued		Common Stock Held in Treasury		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2013	150,000	$13,937,640	19,324,549	$77,298	86,000	$(101,480)	$18,939,869	$(23,428,527)	$9,424,800

Net loss								(4,123,272)	(4,123,272)

Common stock issued upon exercise of stock options			38,170	153			50,720		50,873

Common stock issued under stock purchase plan			6,120	24			9,829		9,853

Warrants exercised			150,000	600			45,900		46,500

Warrants issued to lender							190,840		190,840

Restricted stock issued, net of cancellations			40,380	162			(162)		—

Stock compensation							555,856		555,856

BALANCE, June 30, 2014	150,000	$13,937,640	19,559,219	$78,237	86,000	$(101,480)	$19,792,852	$(27,551,799)	$6,155,450

See accompanying notes.

CAS Medical Systems, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(4,123,272)	$(4,221,051)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	841,332	576,964
Amortization and write-off of deferred financing costs	181,188	32,617
Provision for doubtful accounts	65,000	—
Stock compensation	555,856	463,106
Gain from demutualization of insurance provider	—	(396,156)
Impairment of capitalized costs	—	1,323
Amortization of gain on sale and leaseback of property	(67,319)	(67,319)
Changes in operating assets and liabilities:
Accounts receivable	(904,497)	(440,813)
Inventories	61,954	93,998
Other current assets	133,179	1,360
Accounts payable and accrued expenses	(60,254)	(1,124,079)
Net cash used in operating activities	(3,316,833)	(5,080,050)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(923,211)	(466,735)
Short-term investments	—	492,821
Gain from demutualization of insurance provider	—	396,156
Purchase of intangible assets	(49,972)	(62,935)
Net cash (used in) provided by investing activities	(973,183)	359,307

FINANCING ACTIVITIES:
Repayments of note payable	(20,748)	—
Deferred financing costs	(291,312)	(11,500)
Debt extinquishment	(5,000,000)	—
Proceeds from long-term debt and warrants	7,500,000	1,500,000
Proceeds from issuance of common stock	107,226	9,554
Net cash provided by financing activities	2,295,166	1,498,054

Net decrease in cash and cash equivalents	(1,994,850)	(3,222,689)
Cash and cash equivalents, beginning of period	8,190,302	9,245,094
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,195,452	$6,022,405

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$166,940	$102,556
Accrued liability settled with common stock	$—	$22,000
Insurance premiums funded with note payable	$147,162	$—
End-of-term fee payable to lender	$300,000	$—
Warrants issued to lender	$190,840	$—

See accompanying notes.

CAS Medical Systems, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2014

(1)      The Company

CAS Medical Systems, Inc. (“CASMED” or the “Company”) is a medical technology company that develops, manufactures, and distributes non-invasive patient monitoring products that are vital to patient care. Our products include the FORE-SIGHT® series of absolute tissue oximeters and sensors, including the FORE-SIGHT ELITE® oximeter and traditional monitoring products which include MAXNIBP® and MAXIQ™ blood pressure measurement technologies, bedside monitoring products, and supplies for neonatal intensive care. These products are designed to provide accurate, non-invasive, biologic measurements that guide healthcare providers to deliver improved patient care. CASMED markets its products worldwide through its sales force, distributors, manufacturers’ representatives, and original equipment manufacturers. The Company’s operations and manufacturing facility is located in the United States.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Estimates that are particularly sensitive to change in the near-term are inventory valuation allowances, deferred income tax asset valuation allowances, and allowances for doubtful accounts. Actual results could differ from those estimates. In the opinion of the Company, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows have been included in the accompanying financial statements.  The results of operations for interim periods are not necessarily indicative of the expected results for the full year.

As of June 30, 2014, the Company had cash and cash equivalents plus available borrowings under its revolving loan with its new lender, totaling $8,055,000, which amounts are sufficient to support the Company’s operations for the next 12 months. The Company expects to continue to use cash from operations during the remainder of 2014 but at a steadily declining rate as its results from operations improve.  The Company’s term debt agreement with General Electric Capital Corporation (“GECC”) was consummated on June 27, 2014, (see Note 5) and contains a 12-month interest-only payment feature with an additional six-month deferment should the Company reach certain financial targets at April 30, 2015. Management believes that it can reach those targets, thus enabling the Company to defer principal repayments until January 1, 2016, while it strives to reach positive cash flows from operations. The Company may seek additional capital to support its operations should the need arise. Management believes that it can obtain additional financing; however, there can be no assurance that such additional financing can be obtained on acceptable terms or at all.

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

2)
Blood pressure measurement technology which includes sales to OEM manufacturers of the Company’s proprietary MAXNIBP non-invasive blood pressure technology, sold as a discrete module to be included in the OEM customers’ own multi-parameter monitors, and related license fees.

3)	Supplies and service which includes sales of neonatal intensive care supplies, comprised of electrodes, skin temperature probes, and service repair.

(4)      Inventories, Property and Equipment, and Intangible and Other Assets

Inventories consist of:

	June 30,	December 31,
	2014	2013

Raw materials	$2,250,408	$2,388,380
Work in process	21,789	10,319
Finished goods	1,596,856	1,532,308
Total	$3,869,053	$3,931,007

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Property and equipment includes FORE-SIGHT cerebral oximetry monitors primarily located at customer sites within the United States.  Such equipment is typically held under a no-cost program whereby customers purchase disposable sensors for use with the Company’s FORE-SIGHT equipment.  The Company retains title to the monitors shipped to its customers under this program.

During the third quarter of 2013, the Company launched its next-generation FORE-SIGHT ELITE cerebral oximetry technology. The Company anticipated significant demand for the new technology expecting that many customers utilizing the Company’s first-generation cerebral oximetry technology under its monitor placement program would seek to upgrade to the latest technology. Upon concluding an impairment analysis with respect to the Company-owned monitors at customer locations, the Company recorded an impairment charge during the third quarter of 2013 to cost of sales of $407,141, thereby reducing the net book value of those assets to estimated fair value. Further, the monitors are being amortized using the straight-line method over the adjusted estimated remaining useful lives of the assets, resulting in increased amortization of the monitors until the monitors are removed from service.

Intangible assets consist of patents issued, patents pending, trademarks, and purchased technology which are recorded at cost. Patents are amortized on a straight-line basis over 20 years. Capitalized costs are amortized over their estimated useful lives. Deferred financing costs are amortized over the term of the related agreement.

Intangible and other assets consist of the following:

	June 30,	December 31,
	2014	2013

Patents and other assets	$940,515	$896,921
Patents pending	272,819	276,691
Purchased technology	33,893	33,893
Deferred financing costs	780,810	159,431
	2,028,037	1,366,936
Accumulated amortization	(484,893)	(515,199)
Total	$1,543,144	$851,737

Deferred financing costs include $780,810 related to a Loan and Security Agreement (the “Agreement”) consummated with GECC on June 27, 2014, as described in Note 5 below. The deferred financing costs include $300,000 of accrued fees to GECC payable at the maturity of the Agreement or upon repayment of the term loan, warrants to purchase the Company’s common stock valued at $190,840, as well as other legal and brokerage related costs. In connection with the Agreement, the Company’s secured term loan with East West Bank was repaid in full at the closing, and the revolving line-of-credit with East West Bank, which had no outstanding balance, was terminated.  As a result, unamortized deferred financing costs of $92,035 at June 27, 2014, pertaining to the East West Bank agreements, were recorded to interest expense.

Amortization expense of intangible and other assets for the six months ended June 30, 2014, was $48,680. Estimated amortization expense for the calendar year 2014 is $170,900. Expected amortization expense of intangible and other assets for the next five calendar years and beyond follows:

2015	$244,300
2016	237,100
2017	224,800
2018	121,700
2019	22,100
Thereafter	488,200
$1,338,200

The Company reviews its intangibles and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the carrying amounts of its remaining long-lived assets are fully recoverable.

(5)      Debt Financing

On June 27, 2014, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with GECC.  Pursuant to the Loan Agreement, GECC provided the Company with a 48-month secured term loan in the amount of $7,500,000 (the “Term Loan”) and a Revolving Loan in the maximum amount of $2,500,000 (the “Revolver”).  The Term Loan and the Revolver each mature on June 27, 2018.  The obligations under the Loan Agreement are secured by a lien on substantially all assets of the Company.

The Term Loan bears interest on the outstanding daily balance at a fixed rate of 9.29%.  Under the Term Loan, 36 equal payments of $202,703 commence on July 1, 2015, with one final payment due in an amount equal to the remaining principal balance on the final maturity date. Principal payments under the Term Loan may be deferred for an additional six months if the Company reaches certain financial targets at April 30, 2015.

Revolver advances will bear interest at a floating rate equal to 5.5% plus the higher of 1.5% per annum or GECC’s base rate determined by a LIBOR-based formula.  Maximum borrowings under the Revolver are based upon the Company’s eligible accounts receivable as defined in the Loan Agreement. The amount available for borrowing under the Revolver as of June 30, 2014, was $1,859,000. There were no borrowings under the Revolver as of June 30, 2014.

The Company has the right to prepay loans under the Loan Agreement in whole or in part at any time.  If the Term Loan is prepaid prior to maturity, an additional fee of 2% of the Term Loan amount is due if such prepayment takes place within one year from the closing date. Thereafter, the additional fee declines to 1% for any prepayment taking place after such first anniversary and prior to the scheduled maturity date.  Upon repayment of the Term Loan at any time, GECC is entitled to an additional fee equal to 4% of the Term Loan amount, or $300,000.

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity based on a formula.

In connection with the Loan Agreement executed on June 27, 2014, the Company issued to GECC’s affiliate, GE Capital Equity Investments, Inc., a warrant pursuant to which GE Capital Equity Investments, Inc. received the right to purchase 114,213 shares of Company common stock for a ten-year period,  expiring on June 27, 2024, at an exercise price of $1.97 per share. The shares associated with the warrant were fully vested at the time of issuance. The value of the warrant was estimated on the date of grant to be $1.67 per share based upon the on the fair value of the underlying common stock, using the Black-Scholes option pricing model assuming a weighted-average expected stock price of volatility of 86.1%, an expected warrant life of ten years, an average risk-free interest rate of 2.63%, and a 0.0% average dividend yield. The warrant cost of $190,840 as calculated above was capitalized to other assets as a deferred financing cost and will be recognized as interest expense over the 48 months of the Loan Agreement.

The Company’s secured term loan with East West Bank was repaid in full at the closing, and the revolving line-of-credit with East West Bank, which had no outstanding balance, was terminated. East West Bank continues to hold warrants for the purchase of an aggregate of 163,590 shares of the Company’s common stock which were fully vested at the time of issuance. The unamortized cost of $75,796 at June 27, 2014, pertaining to the warrants, was recorded to interest expense.

The outstanding balance of the Company’s term loan is as follows:

	June 30,	December 31,
	2014	2013

Balance of bank term loan	$7,500,000	$5,000,000
Debt discount	—	(89,153)
	7,500,000	4,910,847
Current portion	—	994,898
Long-term portion	$7,500,000	$3,915,949

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

The shares of Series A Preferred Stock were initially convertible at the option of the holder into common stock at a conversion price of $2.82 (the “Conversion Price”).  The Conversion Price was subject to standard weighted-average anti-dilution adjustments.  The Series A Preferred Stock terms contain anti-dilution provisions which modify the Conversion Price of the Series A Preferred Stock in the event that the Company issued any common stock at a price less than the Conversion Price during the three years after the original issue date of the Series A Preferred Stock. On July 22, 2013, upon completion of a public offering of the Company’s common stock, the Conversion Price was adjusted to $2.389 per share.

The stated value ($100.00 per share) of the Series A Preferred Stock accretes at an annual rate of 7% compounded quarterly.  Effective from the third anniversary of the closing, June 9, 2014, such accretion may be made in cash at the Company’s option.  The Series A Preferred Stock is subject to certain default provisions whereby the dividend rate would be increased by an additional 5% per annum. The Company’s Loan Agreement with GECC prohibits the payment of cash dividends. As of June 30, 2014, $3,592,376 in dividend accretion has accumulated on the Series A Preferred Stock.

The Company can force conversion of all, and not less than all, of the outstanding Series A Preferred Stock into Company common stock as long as the closing price of its common stock is at least 250% of the Conversion Price, or $5.9725 per common share, for at least 20 of the 30 consecutive trading days immediately prior to the conversion, and the average daily trading volume is greater than 50,000 shares per day over the 30 consecutive trading days immediately prior to such conversion.  The Company’s ability to cause a conversion is subject to certain other conditions as provided pursuant to the terms of the Series A Preferred Stock.

The Series A Preferred Stock is entitled to a liquidation preference equal to the greater of 100% of the accreted value for each share of Series A Preferred Stock outstanding on the date of a liquidation plus all accrued and unpaid dividends or the amount a holder would have been entitled to had the holder converted the shares of Series A Preferred Stock into common stock immediately prior to the liquidation.  The Series A Preferred Stock votes together with the common stock as if converted on the original date of issuance.  Holders of Series A Preferred Stock are entitled to purchase their pro rata share of additional stock issuances in certain future financings.  Accordingly, based upon the liquidation value of the preferred stock at June 30, 2014, there were 7,782,493 shares of common stock issuable upon conversion of the Series A Preferred Stock.

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

At June 30, 2014, stock options and warrants to purchase 2,562,000 and 717,204 shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. On an as-converted basis, 7,782,493 shares of common stock pertaining to the private placement of 150,000 shares of Series A Preferred Stock, were also excluded as they would have been anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss	$(2,274,185)	$(2,633,869)	$(4,123,272)	$(4,221,051)
Preferred stock dividend accretion	319,771	298,333	634,042	591,534
Net loss applicable to common stockholders	$(2,593,956)	$(2,932,202)	$(4,757,314)	$(4,812,585)

Weighted-average shares outstanding, net
of unvested restricted common shares -
used to compute basic and diluted loss per
share applicable to common stockholders	19,226,605	13,425,416	19,187,795	13,408,584

(8)       Stock Compensation Expense and Share-based Payment Plans

Stock compensation expense was $283,154 and $234,687 and $555,856 and $463,106 for the three- and six-month periods ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,606,000.  Such amount, net of estimated forfeitures, will be recognized in operations through the first quarter of 2018.

The following table summarizes the Company’s stock option information as of and for the six-month period ended June 30, 2014:

		Weighted-	Aggregate	Weighted-Average
	Option	Average	Intrinsic	Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years

Outstanding at December 31, 2013	2,618,625	$2.10	$112,875	7.7
Granted	100,000	2.09
Cancelled or expired	(118,455)	2.02
Exercised	(38,170)	1.60
Outstanding at June 30, 2014	2,562,000	2.11	369,910	7.6
Exercisable at June 30, 2014	1,160,480	$2.37	$73,825	6.2
Vested and expected to vest at
June 30, 2014	2,520,018	$2.11	$361,035	7.6

(1)  The intrinsic value of a stock option is the amount by which the market value, as of the applicable date of the underlying stock, exceeds the option exercise price.

The exercise period for all outstanding stock options may not exceed ten years from the date of grant. Stock options granted to employees and members of the Board of Directors vest typically not less than three years from the grant date. The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

On June 27, 2014, in connection with the Company’s Loan Agreement with GECC, the Company issued to GECC’s affiliate GE Capital Equity Investments, Inc. a warrant to purchase 114,213 shares of Company common stock for a ten-year period, expiring on June 27, 2024, at an exercise price of $1.97 per share. The shares associated with the warrant were fully vested at the time of issuance.

On June 25, 2014, the Company’s stockholders approved an amendment to the CAS Medical Systems, Inc. 2011 Equity Incentive Plan (the “Plan”) which increased the maximum number of shares that can be issued under the Plan by 1,000,000 to 3,000,000. Awards that may be granted under the Plan include options, restricted stock and restricted stock units, and other stock-based awards. The purposes of the Plan are to make available to our key employees and directors, certain compensatory arrangements related to growth in value of our stock so as to generate an increased incentive to contribute to the Company’s financial success and prosperity; to enhance the Company’s ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company’s financial growth and profitability; and to align, in general, the interests of employees and directors with the interests of our stockholders. As of June 30, 2014, 1,305,229 shares remain available for issuance under the Plan, as amended.

On June 25, 2014, the Company issued 25,380 shares of restricted stock to its non-employee members of the Board of Directors which vest ratably over 12 months from the date of grant. The grants were intended to approximate $10,000 in cash value to each member based upon the closing price of the Company’s common stock on the date of grant. The grants are typically issued following the Company’s annual stockholder meeting which was held on that date and form a standard part of our Board of Directors annual compensation.

During the first quarter of 2014, the Company issued a stock option to purchase 100,000 shares of Company common stock to a management consultant. The exercise price of the stock option grant is $2.09 per share, representing the closing price of the common stock on the grant date. The fair value of the option granted was estimated on the date of grant to be $1.74 per share using the Black-Scholes option-pricing model, assuming a weighted-average expected stock price volatility of 76.03%, a weighted-average expected option term of ten years, an average risk-free interest rate of 2.62%, and a 0.0% average dividend yield. The stock option vests over a four-year period on each anniversary of the date of grant.

As of June 30, 2014, 226,214 restricted shares issued to employees and members of the Board of Directors remain issued and non-vested. The unamortized stock compensation expense associated with the restricted shares at June 30, 2014, was $112,000 and will be recognized through the second quarter of 2015.

A summary of the restricted shares outstanding and changes for the relevant periods follow:

	Six Months	Weighted-Average
	Ended	Grant Date
	June 30, 2014	Fair-Value

Outstanding at beginning of period	241,359	$2.15
Granted	40,380	2.04
Cancelled	—	—
Vested	(55,525)	2.12
Outstanding at end of period	226,214	$2.13

(9)       Legal Proceedings

On July 2, 2014, a settlement was reached with Nellcor Puritan Bennett, LLC (“Nellcor”) with respect to the previously disclosed action filed by Nellcor against CASMED on December 29, 2011, in the United States District Court for the Eastern District of Michigan alleging (i) breach of the settlement agreement with respect to a prior litigation matter between the parties, (ii) violation of the Lanham Act, (iii) common law unfair competition, and (iv) trade libel (the “Litigation”). Pursuant to the confidential settlement, CASMED issued payment of $275,000 to Nellcor and gave up its claims against Nellcor for legal fees, in exchange for an agreement by Nellcor to dismiss the Litigation with prejudice and to provide CASMED with certain covenants not to sue with respect to certain comparative advertising matters.  The settlement does not restrict CASMED’s current or future comparative advertising of its FORE-SIGHT® cerebral oximeter versus Nellcor’s INVOS® oximeter.  The parties also exchanged customary mutual releases.

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

Results of Operations

For the three months ended June 30, 2014, the Company incurred a net loss applicable to common stockholders of $2,594,000, or ($0.13) per basic and diluted common share, compared to a net loss applicable to common stockholders of $2,932,000, or ($0.22) per basic and diluted common share, for the three months ended June 30, 2013. The net loss applicable to common stockholders for the three months ended June 30, 2014, includes a $275,000 charge to settle a legal dispute and $168,000 of non-cash charges pertaining to the termination of the Company’s loan agreements with its former bank lender.

Operating losses for the three months ended June 30, 2014, were $2,019,000, a reduction of $553,000 from the $2,572,000 of operating losses reported for the three months ended June 30, 2013. The improvement was primarily generated from a 16% increase in sales combined with enhanced gross profit rates and slightly lower operating expenses.

For the six months ended June 30, 2014, the Company incurred a net loss applicable to common stockholders of $4,757,000, or ($0.25) per basic and diluted common share, compared to a net loss applicable to common stockholders of $4,813,000, or ($0.36) per basic and diluted common share, for the first six months of 2013.  Results for the first six months of 2013 included $396,000 of other income related to the demutualization of one of the Company’s insurance providers.

Operating losses for the six months ended June 30, 2014, were $3,784,000, a reduction of $698,000, or 16%, compared to $4,482,000 of operating losses recorded for the first six months of 2013. Increased sales, improved gross profit rates and slightly lower operating expenses combined to reduce operating losses.

The Company generated revenues of $5,843,000 for the three months ended June 30, 2014, an increase of $801,000, or 16%, compared to revenues of $5,042,000 for the three months ended June 30, 2013.

The following table provides information with respect to revenues by major category for the three months ended June 30th:

Total Revenues ($000’s)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	June 30, 2014	June 30, 2013	(Decrease)	Change

Tissue Oximetry Monitoring	$3,273	$2,215	$1,058	48%
Traditional Vital Signs Monitoring	2,570	2,827	(257)	(9%)
	$5,843	$5,042	$801	16%

Domestic Sales	$4,494	$3,964	$530	13%
International Sales	1,349	1,078	271	25%
	$5,843	$5,042	$801	16%

Tissue oximetry product revenues of $3,273,000 for the three months ended June 30, 2014, were $1,058,000, or 48%, above the $2,215,000 reported for the same period in the prior year led by increased sales of sensors in the U.S. and sales of monitors to  our international distribution partners. The Company shipped a net of 110 FORE-SIGHT monitors to customers in the second quarter and 203 monitors for the first six months of 2014, bringing the Company’s worldwide cumulative shipments of oximetry monitors, as of June 30, 2014, to 1,138 units, an increase of 42% above the cumulative shipments of 804 units as of June 30, 2013.

Traditional vital signs monitoring product revenues for the three months ended June 30, 2014, decreased $257,000, or 9%, to $2,570,000 from $2,827,000 reported for the same period in the prior year. Lower sales of vital signs monitoring products and service revenues were responsible for the decline.

Sales of all products to the U.S. market accounted for $4,494,000, or 77%, of the total revenues reported for the three months ended June 30, 2014, an increase of $530,000 from the $3,964,000 of U.S. sales reported for the three months ended June 30, 2013. International sales of all products accounted for $1,349,000, or 23%, of the total revenues reported for the three months ended June 30, 2014, an increase of $271,000, or 25%, from the $1,078,000 reported for the same period of the prior year.

The following table provides additional information with respect to tissue oximetry revenues for the three months ended June 30th:

Tissue Oximetry Revenues ($000’s)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	June 30, 2014	June 30, 2013	(Decrease)	Change

Sensor Sales	$2,622	$1,944	$678	35%
Monitors & Accessories	651	271	380	140%
	$3,273	$2,215	$1,058	48%

Domestic Sales	$2,487	$1,692	$795	47%
International Sales	786	523	263	50%
	$3,273	$2,215	$1,058	48%

Worldwide sales of tissue oximetry products increased 48% for the second quarter of 2014 led by increased domestic sensor sales and sales of monitors to our international distributors. The Company shipped a net of 110 FORE-SIGHT monitors to customers worldwide in the second quarter. Domestic oximetry product sales increased 47% to $2,487,000 driven by increases in both sensor and monitor sales. International tissue oximetry product sales increased 50% to $786,000 primarily as a result of monitor sales to several new distribution partners.

The following table provides information with respect to revenues by major category for the six months ended June 30th:

	Six Months	Six Months
	Ended	Ended	Increase /	%
	June 30, 2014	June 30, 2013	(Decrease)	Change

Tissue Oximetry Monitoring	$6,033	$4,449	$1,584	36%
Traditional Vital Signs Monitoring	5,521	6,169	(648)	(11%)
	$11,554	$10,618	$936	9%

Domestic Sales	$9,147	$8,189	$958	12%
International Sales	2,407	2,429	(22)	(1%)
	$11,554	$10,618	$936	9%

Tissue oximetry product revenues of $6,033,000 for the six months ended June 30, 2014, were $1,584,000, or 36%, above the $4,449,000 reported for the same period in the prior year reflecting solid gains in monitor and sensor sales.

Traditional vital signs monitoring product revenues for the six months ended June 30, 2014, decreased $648,000, or 11%, to $5,521,000 from $6,169,000 reported for the same period in the prior year as a result of reductions in sales of OEM technology products. Lower OEM technology sales to one international customer represented nearly 50% of the overall decline in OEM sales.

Sales of all products to the U.S. market accounted for $9,147,000, or 79%, of the total revenues reported for the six months ended June 30, 2014, an increase of $958,000, or 12%, from the $8,189,000 of U.S. sales reported for the six months ended June 30, 2013.  The increase represents the net effect of higher sales of tissue oximetry products which were partially offset by lower OEM technology product sales and lower service revenues.  International sales of all products accounted for $2,407,000, or 21%, of the total revenues reported for the six months ended June 30, 2014, a decrease of $22,000, or 1%, from the $2,429,000 reported for the same period of the prior year.  Increases in tissue oximetry sales were offset by reductions in OEM technology product sales primarily to one customer.

The following table provides information with respect to tissue oximetry revenues for the six months ended June 30th:

	Six Months	Six Months
	Ended	Ended	Increase /	%
	June 30, 2014	June 30, 2013	(Decrease)	Change

Sensor Sales	$5,042	$3,802	$1,240	33%
Monitors & Accessories	991	647	344	53%
	$6,033	$4,449	$1,584	36%

Domestic Sales	$4,728	$3,485	$1,243	36%
International Sales	1,305	964	341	35%
	$6,033	$4,449	$1,584	36%

Worldwide tissue oximetry product sales increased 36% to $6,033,000 for the first six months of 2014 from $4,449,000 for the first six months of 2013, reflecting solid gains in worldwide monitor and sensor sales. Domestic tissue oximetry product sales were $4,728,000, an increase of $1,243,000, or 36%, over the first six months of 2013 driven by increased sensor sales.  International tissue oximetry product sales were $1,305,000, an increase of $341,000, or 35%, from the first six months of 2013 as a result of the increased monitor sales.

Gross profit was $2,384,000, or 40.8% of sales, for the three months ended June 30, 2014, compared to $1,918,000, or 38.0% of sales for the same period of the prior year. Gross profit was $4,727,000, or 40.9% of sales, for the six months ended June 30, 2014, compared to $4,143,000, or 39.0% of sales for the same period of the prior year. The improvement for both periods reported resulted primarily from increased FORE-SIGHT sales which contain comparatively favorable gross margin rates largely as a result of our next-generation FORE-SIGHT ELITE technology, and reduced manufacturing spending and variances. Partially offsetting these improvements were reductions in gross margin rates on the traditional monitoring products. Management expects gross profit rates to continue to improve during 2014 as FORE-SIGHT ELITE sensor sales continue to expand and become an increasing percentage of the Company’s overall sales through the acquisition of new customers and upgrades by existing customers.

Total operating expenses for the three months ended June 30, 2014, decreased $88,000, or 2%, to $4,403,000 from $4,490,000 for the three months ended June 30, 2013. Operating expenses for the first six months of 2014 decreased $114,000, or 1%, to $8,511,000 from $8,625,000 for the same period of the prior year.

Research and development expenses decreased $168,000, or 16%, to $862,000 for the three months ended June 30, 2014, compared to $1,030,000 for the three months ended June 30, 2013. R&D expenses decreased $338,000, or 16%, to $1,744,000 for the six months ended June 30, 2014, compared to $2,082,000 for the same period of the prior year. The reduction for both periods was primarily related to engineering project spending and salaries and related benefits.

Selling, general and administrative (“S,G&A”) expenses rose $79,000, or 2%, to $3,540,000 for the three months ended June 30, 2014, compared to $3,461,000 for the three months ended June 30, 2013. Increased legal costs associated with the Company’s settlement of its litigation with Nellcor Puritan Bennett, and sales demonstration equipment depreciation, were primarily responsible for the overall increase in S,G&A expenses. Partially offsetting these increases were reductions in trade show expenses and product samples. S,G&A expenses for the six months ended June 30, 2014, were $6,767,000 compared to $6,543,000 for the six months ended June 30, 2013, an increase of $224,000, or 3%. Sales expansion costs and sales demonstration equipment depreciation were primarily responsible for the increase. Management expects operating expenses to decrease from second quarter 2014 levels for the duration of the 2014 calendar year.

Interest expense of $255,000 and $341,000 for the three- and six-month periods ended June 30, 2014, respectively, reflects the borrowing costs related to Company’s term debt agreement and includes a $168,000 charge for the unamortized balance of the deferred financing costs pertaining to the Company’s termination of its loan agreements with East West Bank commensurate with the new loan agreements consummated with General Electric Capital Corporation (“GECC”).

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

Financial Condition, Liquidity and Capital Resources

As of June 30, 2014, the Company's cash and cash equivalents totaled $6,195,000, compared to $8,190,000 as of December 31, 2013. Working capital decreased $275,000 to $10,456,000 as of June 30, 2014, from $10,731,000 as of December 31, 2013.

Cash used in operations for the six months ended June 30, 2014, was $3,317,000, compared to cash used in operations of $5,080,000 for the same period in the prior year. The decrease in cash used from operations over the prior year period primarily related to lower operating losses before non-cash charges and the changes in working capital items, largely accounts payable and accrued expenses.

Cash used in investing activities was $973,000 for the six months ended June 30, 2014, compared to cash provided by investing activities of $359,000 for the same period in the prior year. Increased expenditures for property and equipment of $923,000 for the six months ended June 30, 2014 were primarily comprised of FORE-SIGHT cerebral oximeters for customer placements, upgrades of existing accounts to the next-generation FORE-SIGHT ELITE technology and demonstration purposes. Cash provided of $359,000 for the prior year six-month period was generated by short-term investments of $493,000 which pertained to the transfer of funds from fully-matured certificates of deposit classified as short-term investments to the Company’s principal operating account and $396,000 of cash from the sale and demutualization of the Company’s insurance provider during January 2013.

As a result of the Company’s launch of its next-generation FORE-SIGHT oximetry technology and its upgrade of its first-generation FORE-SIGHT oximetry monitors placed with customers in the U.S., the Company expects to continue to incur capital expenditures during 2014. Those estimated expenditures are in addition to the expenditures required to place FORE-SIGHT monitors into new customer accounts as well other normal recurring expenditures for property and equipment.

Cash provided by financing activities was $2,295,000 for the six months ended June 30, 2014, and reflects the net proceeds after transaction costs from the Company’s term debt agreement consummated with GECC on June 27, 2014, as described below and the concurrent payoff of the Company’s term loan agreement with East West Bank. Cash provided of $1,498,000 for the prior year period reflects the amendment to the Company’s agreement with East West Bank under which the Company increased its term debt borrowings by $1,500,000.

On June 27, 2014, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with GECC.  Pursuant to the Loan Agreement, GECC provided the Company with a 48-month secured term loan in the amount of $7,500,000 (the “Term Loan”) and a Revolving Loan in the maximum amount of $2,500,000 (the “Revolver”).  The Term Loan and the Revolver each mature on June 27, 2018.  The obligations under the Loan Agreement are secured by a lien on substantially all assets of the Company.

The Term Loan bears interest on the outstanding daily balance thereof, at a fixed rate of 9.29%.  Under the Term Loan, 36 equal payments of $202,703 commence on July 1, 2015, with one final payment in an amount equal to the remaining principal balance on the final maturity date. Principal payments under the Term Loan may be deferred for an additional six months if the Company reaches certain financial targets at April 30, 2015.

Revolver advances will bear interest at a floating rate equal to 5.5% plus the higher of 1.5% per annum or GECC’s base rate determined by a LIBOR-based formula.  Maximum borrowings under the Revolver are based upon the Company’s eligible accounts receivable as defined in the Loan Agreement. The amount available for borrowing under the Revolver as of June 30, 2014, was $1,859,000. There were no borrowings under the Revolver as of June 30, 2014.

The Company has the right to prepay loans under the Loan Agreement, in whole or in part, at any time.  If the Term Loan is prepaid prior to maturity, an additional fee of 2% of the Term Loan amount is due if such prepayment takes place within one year from the closing date. Thereafter, the additional fee declines to 1% for any prepayment taking place after such first anniversary and prior to the scheduled maturity date.  Amounts prepaid under the Term Loan may not be re-borrowed.  Upon repayment of the Term Loan at any time, GECC is entitled to an additional fee equal to 4% of the Term Loan amount, or $300,000.

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity based on a formula.

The Company’s secured term loan with East West Bank was repaid in full at the closing, and the revolving line-of-credit with East West Bank, which had no outstanding balance, was terminated.

During May 2014, the Company financed the premiums for its property casualty insurance policies with short-term borrowings of $147,162. The notes will be repaid over a period of seven months in the amount of $21,394 including interest and will be paid in full as of December 31, 2014.

As of June 30, 2014, the Company had cash and cash equivalents plus available borrowings under its revolving loan totaling $8,055,000, which amounts are sufficient to support the Company’s operations for the next 12 months. The Company expects to continue to use cash from operations during the remainder of 2014 but at a steadily declining rate as its results from operations improve.  The Company’s new term debt agreement with GECC contains a 12-month interest-only payment feature with an additional six-month deferment should the Company reach certain financial targets at April 30, 2015. Management believes that it can reach those targets, thus enabling the Company to defer principal repayments until January 1, 2016 while it strives to reach positive cash flow from operations. The Company may seek additional capital to support its operations should the need arise. Management believes that it can obtain additional financing; however, there can be no assurance that such additional financing can be obtained on acceptable terms or at all.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the condensed consolidated financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company’s critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company’s critical accounting policies and estimates, see Item 7 and Note 2 to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2013.  There were no significant changes in critical accounting policies and estimates during the three months ended June 30, 2014.

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. In order to achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will replace existing revenue recognition guidance under GAAP when it becomes effective for the Company beginning January 1, 2017, with early adoption not permitted. The updated standard will permit the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2014. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2, and 32.1 to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On July 2, 2014, a settlement was reached with Nellcor Puritan Bennett, LLC (“Nellcor”) with respect to the previously disclosed action filed by Nellcor against CASMED on December 29, 2011, in the United States District Court for the Eastern District of Michigan alleging (i) breach of the settlement agreement with respect to a prior litigation matter between the parties, (ii) violation of the Lanham Act, (iii) common law unfair competition, and (iv) trade libel (the “Litigation”). Pursuant to the confidential settlement, CASMED issued payment of $275,000 to Nellcor and gave up its claims against Nellcor for legal fees, in exchange for an agreement by Nellcor to dismiss the Litigation with prejudice and to provide CASMED with certain covenants not to sue with respect to certain comparative advertising matters.  The settlement does not restrict CASMED’s current or future comparative advertising of its FORE-SIGHT® cerebral oximeter versus Nellcor’s INVOS® oximeter.  The parties also exchanged customary mutual releases.

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

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: August 6, 2014
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: August 6, 2014
By: Jeffery A. Baird
Chief Financial Officer