Form 10-Q
period 2014-09-30
CAS MEDICAL SYSTEMS INC
filed 2014-11-04
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value   19,477,333 shares as of November 3, 2014.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc. and Subsidiary

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Assets	2014	2013

Current assets:
Cash and cash equivalents	$4,800,993	$8,190,302
Accounts receivable, net	2,675,486	2,425,417
Inventories	4,210,683	3,931,007
Other current assets	556,787	510,710
Total current assets	12,243,949	15,057,436

Property and equipment:
Leasehold improvements	139,970	139,970
Equipment at customers	3,575,141	3,365,636
Machinery and equipment	5,786,757	5,597,385
	9,501,868	9,102,991
Accumulated depreciation and amortization	(7,217,383)	(6,849,543)
Property and equipment, net	2,284,485	2,253,448

Intangible and other assets, net	1,539,358	851,737

Total assets	$16,067,792	$18,162,621

CAS Medical Systems, Inc. and Subsidiary

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Liabilities and Stockholders' Equity	2014	2013

Current liabilities:
Accounts payable	$1,543,786	$1,594,147
Accrued expenses	1,529,684	1,737,312
Note payable	63,622	—
Current portion of long-term debt	608,109	994,898
Total current liabilities	3,745,201	4,326,357

Deferred gain on sale and leaseback of property	394,537	495,515
Long-term debt, less current portion	6,891,891	3,915,949
Other long-term liabilities	300,000	—
Total liabilities	11,331,629	8,737,821

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized
Series A convertible preferred stock, 95,500 shares issued and
outstanding, liquidation value of $12,044,296 at September 30, 2014	8,802,000	8,802,000
Series A exchangeable preferred stock, 54,500 shares issued and
outstanding, liquidation value of $6,873,447 at September 30, 2014	5,135,640	5,135,640
Common stock, $.004 par value per share, 40,000,000 shares authorized,
19,567,140 and 19,324,549 shares issued at September 30, 2014 and
December 31, 2013, respectively, including shares held in treasury	78,269	77,298
Common Stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	20,060,756	18,939,869
Accumulated deficit	(29,239,022)	(23,428,527)
Total stockholders' equity	4,736,163	9,424,800

Total liabilities and stockholders' equity	$16,067,792	$18,162,621

See accompanying notes.

CAS Medical Systems, Inc. and Subsidiary

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net sales	$5,531,250	$5,353,166	$17,085,287	$15,971,424

Cost of sales	3,113,742	3,512,905	9,940,345	9,988,172
Asset impairment charge	—	407,141	—	407,141
Total cost of sales	3,113,742	3,920,046	9,940,345	10,395,313

Gross profit	2,417,508	1,433,120	7,144,942	5,576,111

Operating expenses:
Research and development	853,840	1,012,546	2,598,063	3,094,939
Selling, general and administrative	3,041,511	3,297,653	9,808,348	9,840,235
Total operating expenses	3,895,351	4,310,199	12,406,411	12,935,174

Operating loss	(1,477,843)	(2,877,079)	(5,261,469)	(7,359,063)

Interest expense	226,341	86,927	566,895	229,482
Other income	(16,961)	(3,884)	(17,869)	(407,371)
Net loss	(1,687,223)	(2,960,122)	(5,810,495)	(7,181,174)

Preferred stock dividend accretion	325,367	303,553	959,409	895,087
Net loss applicable to common stockholders	$(2,012,590)	$(3,263,675)	$(6,769,904)	$(8,076,261)

Per share basic and diluted loss applicable to
common stockholders	$(0.10)	$(0.19)	$(0.35)	$(0.55)

Weighted-average number of common shares outstanding:
Basic and diluted	19,283,787	17,471,529	19,251,789	14,762,899

See accompanying notes.

CAS Medical Systems, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2014
(Unaudited)

	Preferred Stock		Common Stock Issued		Common Stock Held in Treasury		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2013	150,000	$13,937,640	19,324,549	$77,298	86,000	$(101,480)	$18,939,869	$(23,428,527)	$9,424,800

Net loss								(5,810,495)	(5,810,495)

Common stock issued upon exercise of stock options			38,170	153			50,717		50,870

Common stock issued under stock purchase plan			14,041	56			24,847		24,903

Warrants exercised			150,000	600			45,900		46,500

Warrants issued to lender							190,840		190,840

Restricted stock issued, net of cancellations			40,380	162			(162)		-

Stock compensation							808,745		808,745

BALANCE, September 30, 2014	150,000	$13,937,640	19,567,140	$78,269	86,000	$(101,480)	$20,060,756	$(29,239,022)	$4,736,163

See accompanying notes.

CAS Medical Systems, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(5,810,495)	$(7,181,174)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,286,979	887,183
Amortization and write-off of deferred financing costs	181,188	45,974
Provision for doubtful accounts	140,000	—
Stock compensation	808,745	695,293
Gain from demutualization of insurance provider	(16,838)	(396,156)
Impairment of capitalized costs	—	39,650
Impairment of assets at customer sites	—	407,141
Amortization of gain on sale and leaseback of property	(100,978)	(100,978)
Changes in operating assets and liabilities:
Accounts receivable	(390,069)	(745,731)
Inventories	(279,676)	(14,699)
Other current assets	101,085	95,964
Accounts payable and accrued expenses	(257,989)	(578,309)
Net cash used in operating activities	(4,338,048)	(6,845,842)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(1,201,235)	(981,600)
Short-term investments	—	1,250,794
Gain from demutualization of insurance provider	16,838	396,156
Additions to intangible assets	(114,285)	(109,713)
Net cash (used in) provided by investing activities	(1,298,682)	555,637

FINANCING ACTIVITIES:
Repayments of note payable	(83,540)	—
Deferred financing costs	(291,312)	(11,500)
Debt extinquishment	(5,000,000)	—
Proceeds from long-term debt	7,500,000	1,500,000
Proceeds from issuance of common stock	122,273	5,911,269
Net cash provided by financing activities	2,247,421	7,399,769

Net (decrease) increase in cash and cash equivalents	(3,389,309)	1,109,564
Cash and cash equivalents, beginning of period	8,190,302	9,245,094
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,800,993	$10,354,658

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$299,400	$176,126
Accrued liability settled with common stock	$—	$22,000
Insurance premiums funded with note payable	$147,162	$—
End-of-term fee payable to lender	$300,000	$—
Warrants issued to lender	$190,840	$—

See accompanying notes.

CAS Medical Systems, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2014

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

As of September 30, 2014, the Company had cash and cash equivalents plus available borrowings under its revolving loan with its lender, totaling $6,446,000, which amounts the Company believes are sufficient to support the Company’s operations for the next 12 months. The Company expects to continue to use cash from operations during these periods.  The Company’s term debt agreement with General Electric Capital Corporation (“GECC”) was consummated on June 27, 2014, (see Note 5) and contains a 12-month interest-only payment feature with an additional six-month deferral should the Company reach certain financial targets at April 30, 2015. Management believes that it can reach those targets, thus enabling the Company to defer principal repayments until January 1, 2016. The Company may seek additional capital to support its operations should the need arise. Management believes that it can obtain additional financing; however, there can be no assurance that such additional financing can be obtained on acceptable terms or at all.

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

3)	Supplies and service – includes sales of neonatal intensive care supplies, comprised of electrodes, skin temperature probes, and service repair.

(4)      Inventories, Property and Equipment, and Intangible and Other Assets

Inventories consist of:

	September 30,	December 31,
	2014	2013

Raw materials	$2,598,170	$2,388,380
Work in process	25,334	10,319
Finished goods	1,587,179	1,532,308
Total	$4,210,683	$3,931,007

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

During the third quarter of 2013, the Company launched its next-generation FORE-SIGHT ELITE cerebral oximetry technology. The Company anticipated significant demand for the new technology expecting that many customers utilizing the Company’s first-generation cerebral oximetry technology under its monitor placement program would seek to upgrade to the latest technology. Upon concluding an impairment analysis with respect to the Company-owned monitors at customer locations, the Company recorded an impairment charge of $407,000 to cost of sales during the third quarter of 2013, thereby reducing the net book value of those assets to estimated fair value. Further, the monitors are being amortized using the straight-line method over the adjusted estimated remaining useful lives of the assets, resulting in increased amortization of the monitors until the monitors are removed from service.

Intangible assets consist of patents issued, patents pending, trademarks, and purchased technology which are recorded at cost. Patents are amortized on a straight-line basis over 20 years. Capitalized costs are amortized over their estimated useful lives. Deferred financing costs are amortized over the term of the related agreement.

Intangible and other assets consist of the following:

	September 30,	December 31,
	2014	2013

Patents and other assets	$973,083	$896,921
Patents pending	304,565	276,691
Purchased technology	33,893	33,893
Deferred financing costs	780,810	159,431
	2,092,351	1,366,936
Accumulated amortization	(552,993)	(515,199)
Total	$1,539,358	$851,737

Deferred financing costs include $780,810 related to a Loan and Security Agreement (the “Loan Agreement”) consummated with GECC on June 27, 2014, as described in Note 5 below. The deferred financing costs include $300,000 of accrued fees to GECC payable at the maturity of the Loan Agreement or upon repayment of the term loan, warrants to purchase the Company’s common stock valued at $190,840, as well as other legal and brokerage related costs. In connection with the Loan Agreement, the Company’s secured term loan with East West Bank was repaid in full at the closing, and the revolving line-of-credit with East West Bank, which had no outstanding balance, was terminated.  As a result, unamortized deferred financing costs of $92,035 at June 27, 2014, pertaining to the East West Bank agreements, were recorded to interest expense.

Amortization expense of intangible and other assets for the nine months ended September 30, 2014, was $116,780. Estimated amortization expense for the calendar year 2014 is $186,104. Expected amortization expense of intangible and other assets for the next five calendar years and beyond follows:

2015	$273,900
2016	246,200
2017	208,500
2018	103,900
2019	23,300
Thereafter	530,300
$1,386,100

The Company reviews its intangibles and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the carrying amounts of its remaining long-lived assets are fully recoverable.

(5)      Debt Financing

On June 27, 2014, the Company entered into the Loan Agreement with GECC.  Pursuant to the Loan Agreement, GECC provided the Company with a 48-month secured term loan in the amount of $7,500,000 (the “Term Loan”) and a Revolving Loan in the maximum amount of $2,500,000 (the “Revolver”).  The Term Loan and the Revolver each mature on June 27, 2018.  The obligations under the Loan Agreement are secured by a lien on substantially all assets of the Company.

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

Revolver advances will bear interest at a floating rate equal to 5.5% plus the higher of 1.5% per annum or GECC’s base rate determined by a LIBOR-based formula.  Maximum borrowings under the Revolver are based upon the Company’s eligible accounts receivable as defined in the Loan Agreement. The amount available for borrowing under the Revolver as of September 30, 2014, was $1,645,000. There were no borrowings under the Revolver as of September 30, 2014.

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

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity based on a formula. Management believes that the Company is in compliance with the Loan Agreement’s covenants as of September 30, 2014.

In connection with the Loan Agreement executed on June 27, 2014, the Company issued to GECC’s affiliate, GE Capital Equity Investments, Inc., a warrant pursuant to which GE Capital Equity Investments, Inc. received the right to purchase 114,213 shares of Company common stock for a ten-year period,  expiring on June 27, 2024, at an exercise price of $1.97 per share. The shares associated with the warrant were fully vested at the time of issuance. The value of the warrant was estimated  on the date of grant to be $1.67 per share, using the Black-Scholes option pricing model assuming a weighted-average expected stock price of volatility of 86.1%, an expected warrant life of ten years, an average risk-free interest rate of 2.63%, and a 0.0% average dividend yield. The warrant cost of $190,840 as calculated above was capitalized to other assets as a deferred financing cost and will be recognized as interest expense over the 48 months of the Loan Agreement.

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

The outstanding balances of the Company’s term loans are as follows:

	September 30,	December 31,
	2014	2013

Balance of bank term loan	$7,500,000	$5,000,000
Debt discount	—	(89,153)
	7,500,000	4,910,847
Current portion	608,109	994,898
Long-term portion	$6,891,891	$3,915,949

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

The shares of Series A Preferred Stock were initially convertible at the option of the holder into common stock at a conversion price of $2.82 (the “Conversion Price”).  The Conversion Price was subject to standard weighted-average anti-dilution adjustments in the event that the Company issued any common stock at a price less than the Conversion Price during the three years after the original issue date of the Series A Preferred Stock. On July 22, 2013, upon completion of a public offering of the Company’s common stock, the Conversion Price was adjusted to $2.389 per share.

The stated value ($100.00 per share) of the Series A Preferred Stock accretes at an annual rate of 7% compounded quarterly.  Effective from the third anniversary of the closing, June 9, 2014, such accretion may be made in cash at the Company’s option.  The Series A Preferred Stock is subject to certain default provisions whereby the dividend rate would be increased by an additional 5% per annum. The Company’s Loan Agreement with GECC prohibits the payment of cash dividends. As of September 30, 2014, $3,917,743 in dividend accretion has accumulated on the Series A Preferred Stock.

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

The Series A Preferred Stock is entitled to a liquidation preference equal to the greater of 100% of the accreted value for each share of Series A Preferred Stock outstanding on the date of a liquidation plus all accrued and unpaid dividends or the amount a holder would have been entitled to had the holder converted the shares of Series A Preferred Stock into common stock immediately prior to the liquidation.  The Series A Preferred Stock votes together with the common stock as if converted on the original date of issuance.  Holders of Series A Preferred Stock are entitled to purchase their pro rata share of additional stock issuances in certain future financings.  Accordingly, based upon the liquidation value of the preferred stock at September 30, 2014, there were 7,918,687 shares of common stock issuable upon conversion of the Series A Preferred Stock.

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

At September 30, 2014, stock options and warrants to purchase 2,562,000 and 717,204 shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. On an as-converted basis, 7,918,687 shares of common stock pertaining to the private placement of 150,000 shares of Series A Preferred Stock were also excluded as they would have been anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net loss	$(1,687,223)	$(2,960,122)	$(5,810,495)	$(7,181,174)
Preferred stock dividend accretion	325,367	303,553	959,409	895,087
Net loss applicable to common stockholders	$(2,012,590)	$(3,263,675)	$(6,769,904)	$(8,076,261)

Weighted-average shares outstanding, net of unvested restricted common shares - used to compute basic and diluted loss per share applicable to common stockholders	19,283,787	17,471,529	19,251,789	14,762,899

(8)      Stock Compensation Expense and Share-based Payment Plans

Stock compensation expense was $252,889 and $232,186 and $808,745 and $695,293 for the three- and nine-month periods ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,357,000.  Such amount, net of estimated forfeitures, will be recognized in operations through the first quarter of 2018.

The following table summarizes the Company’s stock option information as of and for the nine-month period ended September 30, 2014:

	Option Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years

Outstanding at December 31, 2013	2,618,625	$2.10	$112,875	7.7
Granted	100,000	2.09
Cancelled or expired	(118,455)	2.02
Exercised	(38,170)	1.60
Outstanding at September 30, 2014	2,562,000	2.11	289,155	7.3
Exercisable at September 30, 2014	1,192,719	$2.37	$55,925	6.0

Vested and expected to vest at September 30, 2014	2,520,986	$2.11	$282,163	7.3

(1)	The intrinsic value of a stock option is the amount by which the market value, as of the applicable date, of the underlying stock exceeds the option exercise price.

The exercise period for all outstanding stock options may not exceed ten years from the date of grant. Stock options granted to employees and members of the Board of Directors vest typically not less than three years from the grant date. The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

On June 27, 2014, in connection with the Company’s Loan Agreement with GECC, the Company issued to GECC’s affiliate GE Capital Equity Investments, Inc. a warrant to purchase 114,213 shares of Company common stock for a ten-year period, expiring on June 27, 2024, at an exercise price of $1.97 per share. The warrant was fully vested at the time of issuance.

On June 25, 2014, the Company’s stockholders approved an amendment to the CAS Medical Systems, Inc. 2011 Equity Incentive Plan (the “Plan”) which increased the maximum number of shares that can be issued under the Plan by 1,000,000 to 3,000,000. Awards that may be granted under the Plan include options, restricted stock and restricted stock units, and other stock-based awards. The purposes of the Plan are to make available to our key employees and directors, certain compensatory arrangements related to growth in value of our stock so as to generate an increased incentive to contribute to the Company’s financial success and prosperity; to enhance the Company’s ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company’s financial growth and profitability; and to align, in general, the interests of employees and directors with the interests of our stockholders. As of September 30, 2014, 1,305,229 shares remain available for issuance under the Plan, as amended.

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

As of September 30, 2014, 201,118 restricted shares issued to employees and members of the Board of Directors remain issued and non-vested. The unamortized stock compensation expense associated with the restricted shares at September 30, 2014, was $59,000 and will be recognized through the second quarter of 2015.

A summary of the restricted shares outstanding and changes for the relevant periods follow:

	Nine Months	Weighted-Average
	Ended	Grant Date
	September 30, 2014	Fair-Value

Outstanding at beginning of period	241,359	$2.15
Granted	40,380	2.04
Cancelled	—	—
Vested	(80,621)	2.14
Outstanding at end of period	201,118	$2.12

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

Results of Operations

The Company achieved improved operating results for the three months ended September 30, 2014. Moderate increases in sales; substantial gross profit improvements from favorable product mix, lower manufacturing variances, and an unfavorable prior year impairment charge; and lower operating expenses combined to reduce the Company’s operating loss by 49% for the current three-month period.

For the three months ended September 30, 2014, the Company incurred a net loss applicable to common stockholders of $2,013,000, or ($0.10) per basic and diluted common share, compared to a net loss applicable to common stockholders of $3,264,000, or ($0.19) per basic and diluted common share, for the three months ended September 30, 2013.

For the nine months ended September 30, 2014, the Company incurred a net loss applicable to common stockholders of $6,770,000, or ($0.35) per basic and diluted common share, compared to a net loss applicable to common stockholders of $8,076,000, or ($0.55) per basic and diluted common share, for the first nine months of 2013.  Results for the first nine months of 2013 included $396,000 of other income related to the demutualization of one of the Company’s insurance providers.

The operating loss for the three months ended September 30, 2014, was $1,478,000, a 49% reduction from the $2,877,000 of operating loss reported for the three months ended September 30, 2013. The operating loss for the nine months ended September 30, 2014, was $5,261,000, a reduction of 29%, compared to $7,359,000 of operating loss recorded for the first nine months of 2013. Increased sales, improved gross profit rates, and lower operating expenses combined to reduce operating losses for both the three- and nine-month periods.

The Company generated sales of $5,531,000 for the three months ended September 30, 2014, an increase of $178,000, or 3%, compared to sales of $5,353,000 for the three months ended September 30, 2013.

The following table provides information with respect to sales by major category for the three months ended September 30th:

Total Sales ($000’s)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	September 30, 2014	September 30, 2013	(Decrease)	Change

Tissue Oximetry Monitoring	$3,141	$2,030	$1,111	55%
Traditional Vital Signs Monitoring	2,390	3,323	(933)	(28%)
	$5,531	$5,353	$178	3%

Domestic Sales	$4,238	$4,296	$(58)	(1%)
International Sales	1,293	1,057	236	22%
	$5,531	$5,353	$178	3%

Tissue oximetry product sales of $3,141,000 for the three months ended September 30, 2014, were $1,111,000, or 55%, above the $2,030,000 reported for the same period in the prior year led by increased sales of sensors in the U.S. and sales of monitors to our international distribution partners. The Company shipped a net of 96 FORE-SIGHT monitors to customers in the third quarter and 299 monitors for the first nine months of 2014, bringing the Company’s worldwide net cumulative shipments of oximetry monitors, as of September 30, 2014, to 1,234 units, an increase of 46% above the net cumulative shipments of 845 units as of September 30, 2013.

Traditional vital signs monitoring product sales for the three months ended September 30, 2014, decreased $933,000, or 28%, to $2,390,000 from $3,323,000 reported for the same period in the prior year. Lower sales of vital signs monitoring products within the U.S. and OEM technology sales to one international customer were responsible for the decline.

Sales of all products to the U.S. market accounted for $4,238,000, or 77%, of the total sales reported for the three months ended September 30, 2014, a decrease of $58,000 from the $4,296,000 of U.S. sales reported for the three months ended September 30, 2013. International sales of all products accounted for $1,293,000, or 23%, of the total sales reported for the three months ended September 30, 2014, an increase of $236,000, or 22%, from the $1,057,000 reported for the same period of the prior year.

The following table provides additional information with respect to tissue oximetry sales for the three months ended September 30th:

Tissue Oximetry Sales ($000’s)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	September 30, 2014	September 30, 2013	(Decrease)	Change

Sensor Sales	$2,615	$1,854	$761	41%
Monitors & Accessories	526	176	350	199%
	$3,141	$2,030	$1,111	55%

Domestic Sales	$2,369	$1,751	$618	35%
International Sales	772	279	493	177%
	$3,141	$2,030	$1,111	55%

Worldwide sales of tissue oximetry products increased 55% for the third quarter of 2014 led by increased domestic sensor sales and sales of monitors to our international distributors. The Company shipped a net of 96 FORE-SIGHT monitors to customers worldwide in the third quarter. Domestic tissue oximetry product sales increased 35% to $2,369,000 driven by increases in both sensor and monitor sales. International tissue oximetry product sales increased 177% to $772,000 primarily as a result of monitor sales to several new key distribution partners.

The following table provides information with respect to sales by major category for the nine months ended September 30th:

	Nine Months	Nine Months
	Ended	Ended	Increase /	%
	September 30, 2014	September 30, 2013	(Decrease)	Change

Tissue Oximetry Monitoring	$9,173	$6,478	$2,695	42%
Traditional Vital Signs Monitoring	7,912	9,493	(1,581)	(17%)
	$17,085	$15,971	$1,114	7%

Domestic Sales	$13,386	$12,484	$902	7%
International Sales	3,699	3,487	212	6%
	$17,085	$15,971	$1,114	7%

Tissue oximetry product sales of $9,173,000 for the nine months ended September 30, 2014, were $2,695,000, or 42%, above the $6,478,000 reported for the same period in the prior year, reflecting solid gains in both monitor and sensor sales.

Traditional vital signs monitoring product sales for the nine months ended September 30, 2014, decreased $1,581,000, or 17%, to $7,912,000 from $9,493,000 reported for the same period in the prior year as a result of reductions in sales of OEM technology products. Lower sales of vital signs monitoring products within the U.S. and lower OEM technology sales principally to one international customer were responsible for the decline.

Sales of all products to the U.S. market accounted for $13,386,000, or 78%, of the total sales reported for the nine months ended September 30, 2014, an increase of $902,000, or 7%, from the $12,484,000 of U.S. sales reported for the nine months ended September 30, 2013.  The increase represents the net effect of higher sales of tissue oximetry products which were partially offset by lower sales of vital signs monitors. International sales of all products accounted for $3,699,000, or 22%, of the total sales reported for the nine months ended September 30, 2014, an increase of $212,000, or 6%, from the $3,487,000 reported for the same period of the prior year. Increased sales of tissue oximetry products were partially offset by reduced sales of OEM technology products.

The following table provides information with respect to tissue oximetry sales for the nine months ended September 30th:

	Nine Months	Nine Months
	Ended	Ended	Increase /	%
	September 30, 2014	September 30, 2013	(Decrease)	Change

Sensor Sales	$7,657	$5,655	$2,002	35%
Monitors & Accessories	1,516	823	693	84%
	$9,173	$6,478	$2,695	42%

Domestic Sales	$7,097	$5,235	$1,862	36%
International Sales	2,076	1,243	833	67%
	$9,173	$6,478	$2,695	42%

Worldwide tissue oximetry product sales increased 42% to $9,173,000 for the first nine months of 2014, from $6,478,000 for the first nine months of 2013, reflecting significant gains in worldwide monitor and sensor sales. Domestic tissue oximetry product sales were $7,097,000, an increase of $1,862,000, or 36%, over the first nine months of 2013, driven by increased sensor sales.  International tissue oximetry product sales were $2,076,000, an increase of $833,000, or 67%, from the first nine months of 2013, as a result of the increased monitor sales.

Gross profit was $2,418,000, or 43.7% of sales, for the three months ended September 30, 2014, compared to $1,433,000, or 26.8% of sales for the three months ended September 30, 2013. Gross profit for the prior-year period was affected by an impairment charge of $407,000 related to the Company’s introduction of its FORE-SIGHT ELITE technology. Gross profit was $7,145,000, or 41.8% of sales, for the nine months ended September 30, 2014, compared to $5,576,000, or 34.9% of sales for the same period of the prior year.

The improvement for both periods resulted primarily from favorable product mix driven by increased FORE-SIGHT sales both in total and as a percentage of the Company’s overall sales. Tissue oximetry sales reached 57% and 54%, respectively, of overall Company sales for the three- and nine-month periods ended September 30, 2014, compared to 38% and 41%, respectively, for the prior year three- and nine-month periods. FORE-SIGHT sales contain favorable gross margin rates compared to our traditional vital signs monitoring products. Further, the FORE-SIGHT ELITE technology, which comprises the majority of our FORE-SIGHT sales, carries much lower sensor and monitor costs than our first-generation FORE-SIGHT technology. For both the three- and nine-month periods ended September 30, 2014, monitor sales to our international distributors and lower manufacturing variances, in general, contributed significantly to gross profit improvement.

Management expects gross profit rates to continue to improve as FORE-SIGHT ELITE sensor sales expand and become an increasing percentage of overall sales through the acquisition of new customers and upgrades by existing customers currently utilizing the higher cost first-generation FORE-SIGHT technology.

Total operating expenses for the three months ended September 30, 2014, decreased $415,000, or 10%, to $3,895,000 from $4,310,000 for the three months ended September 30, 2013. Operating expenses for the first nine months of 2014 decreased $529,000, or 4%, to $12,406,000 from $12,935,000 for the same period of the prior year.

Research and development expenses decreased $159,000, or 16%, to $854,000 for the three months ended September 30, 2014, compared to $1,013,000 for the three months ended September 30, 2013. R&D expenses decreased $497,000, or 16%, to $2,598,000 for the nine months ended September 30, 2014, compared to $3,095,000 for the same period of the prior year. The reduction for both periods was primarily related to engineering project spending, salaries and related benefits, and State R&D tax credits.

Selling, general and administrative (“S,G&A”) expenses decreased $256,000, or 8%, to $3,042,000 for the three months ended September 30, 2014, compared to $3,298,000 for the three months ended September 30, 2013. Reductions in spending occurred in multiple categories reflecting the Company’s efforts to control spending and included professional services, product samples, and legal expense. S,G&A expenses for the nine months ended September 30, 2014, were $9,808,000 compared to $9,840,000 for the nine months ended September 30, 2013, a decrease of $32,000. Increased bad debt and stock compensation expenses were offset by reductions in trade show expenses, recruitment fees, and facility costs.

Interest expense of $226,000 and $567,000 for the three- and nine-month periods ended September 30, 2014, respectively, reflected the borrowing costs related to Company’s term debt agreement. The nine-month period includes a $168,000 charge for the unamortized balance of the deferred financing costs pertaining to the Company’s termination of its loan agreements with East West Bank commensurate with the new loan agreements consummated with General Electric Capital Corporation (“GECC”).

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

Financial Condition, Liquidity and Capital Resources

As of September 30, 2014, the Company's cash and cash equivalents totaled $4,801,000, compared to $8,190,000 as of December 31, 2013. Working capital decreased $2,232,000 to $8,499,000 as of September 30, 2014, from $10,731,000 as of December 31, 2013.

Cash used in operations for the nine months ended September 30, 2014, was $4,338,000, compared to cash used in operations of $6,846,000 for the same period in the prior year. The decrease in cash used from operations over the prior year period resulted from lower operating losses before non-cash charges and the changes in working capital items, largely accounts payable and accrued expenses. For the most recent three months, cash used in operations was $1,021,000 and total cash consumed was $1,394,000, a significant improvement over the previous two quarters of 2014, reflecting the Company’s improved operating results.

Cash used in investing activities was $1,299,000 for the nine months ended September 30, 2014, compared to cash provided by investing activities of $556,000 for the same period in the prior year. Increased expenditures for property and equipment of $1,201,000 for the nine months ended September 30, 2014, were primarily comprised of FORE-SIGHT cerebral oximeters for customer placements, upgrades of existing accounts to the next-generation FORE-SIGHT ELITE technology, and demonstration purposes. Cash provided of $556,000 for the prior year nine-month period was generated by short-term investments of $1,251,000 which pertained to the transfer of funds from fully-matured certificates of deposit classified as short-term investments to the Company’s principal operating account and $396,000 of cash from the sale and demutualization of the Company’s insurance provider during January 2013.

The Company’s launch of its next-generation FORE-SIGHT ELITE oximetry technology and its upgrade of first-generation FORE-SIGHT oximetry monitors placed with customers in the U.S. will cause the Company  to continue to incur moderate levels of capital expenditures during the fourth quarter of 2014. Those estimated expenditures are in addition to the expenditures required to place FORE-SIGHT monitors into new customer accounts as well as other normal recurring expenditures for property and equipment.

Cash provided by financing activities was $2,247,000 for the nine months ended September 30, 2014, and reflects the net proceeds after transaction costs from the Company’s term debt agreement consummated with GECC on June 27, 2014, as described below and the concurrent payoff of the Company’s term loan agreement with East West Bank. Cash provided of $7,400,000 for the prior year period reflects the amendment to the Company’s agreement with East West Bank under which the Company increased its term debt borrowings by $1,500,000 and net proceeds of $5,890,000 from the Company’s public offering consummated during July 2013.

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

The Term Loan bears interest on the outstanding daily balance thereof at a fixed rate of 9.29%.  Under the Term Loan, 36 equal payments of $202,703 commence on July 1, 2015, with one final payment in an amount equal to the remaining principal balance on the final maturity date. Principal payments under the Term Loan may be deferred for an additional six months if the Company reaches certain financial targets at April 30, 2015.

Revolver advances will bear interest at a floating rate equal to 5.5% plus the higher of 1.5% per annum or GECC’s base rate determined by a LIBOR-based formula.  Maximum borrowings under the Revolver are based upon the Company’s eligible accounts receivable as defined in the Loan Agreement. The amount available for borrowing under the Revolver as of September 30, 2014, was $1,645,000. There were no borrowings under the Revolver as of September 30, 2014.

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

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity based on a formula.  Management believes that the Company is in compliance with the Loan Agreement’s covenants as of September 30, 2014.

The Company’s secured term loan with East West Bank was repaid in full at the closing, and the revolving line-of-credit with East West Bank, which had no outstanding balance, was terminated.

During May 2014, the Company financed the premiums for its property casualty insurance policies with short-term borrowings of $147,162. The notes will be repaid over a period of seven months in the amount of $21,394 per month including interest and will be paid in full as of December 31, 2014.

As of September 30, 2014, the Company had cash and cash equivalents plus available borrowings under its revolving loan totaling $6,446,000, which amounts the Company believes are sufficient to support the Company’s operations for the next 12 months. The Company expects to continue to require cash for its operations during these periods.   The Company’s new term debt agreement with GECC contains a 12-month interest-only payment feature with an additional six-month deferral should the Company reach certain financial targets at April 30, 2015, related to its FORE-SIGHT sales and gross margin rates. Management believes that it can reach those targets, thus enabling the Company to defer principal repayments until January 1, 2016. The Company may seek additional capital to support its operations should the need arise. Management believes that it can obtain additional financing; however, there can be no assurance that such additional financing can be obtained on acceptable terms or at all.

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

The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company’s critical accounting policies and estimates, see Item 7 and Note 2 to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2013.  There were no significant changes in critical accounting policies and estimates during the three months ended September 30, 2014.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2014. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: November 4, 2014
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: November 4, 2014
By: Jeffery A. Baird
Chief Financial Officer