Form 10-Q
period 2015-03-31
CAS MEDICAL SYSTEMS INC
filed 2015-05-05
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value   26,749,960 shares as of May 1, 2015.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
Assets	2015	2014

Current assets:
Cash and cash equivalents	$11,084,335	$4,494,663
Accounts receivable, net	3,444,602	3,277,460
Inventories	2,934,220	3,358,908
Other current assets	583,489	556,760
Total current assets	18,046,646	11,687,791

Property and equipment:
Leasehold improvements	139,970	139,970
Equipment at customers	3,798,643	3,795,659
Machinery and equipment	5,852,207	5,799,015
	9,790,820	9,734,644
Accumulated depreciation and amortization	(7,627,102)	(7,458,220)
Property and equipment, net	2,163,718	2,276,424

Intangible and other assets, net	1,420,530	1,471,900

Total assets	$21,630,894	$15,436,115

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
Liabilities and Stockholders' Equity	2015	2014

Current liabilities:
Accounts payable	$1,341,769	$1,210,412
Accrued expenses	1,681,416	1,808,529
Note payable	58,303	86,941
Note payable - line-of-credit	—	1,000,000
Current portion of long-term debt	725,805	1,216,218
Total current liabilities	3,807,293	5,322,100

Deferred gain on sale and leaseback of property	327,218	360,877
Long-term debt, less current portion	6,774,195	6,283,782
Other long-term liabilities	300,000	300,000
Total liabilities	11,208,706	12,266,759

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized
Series A convertible preferred stock, 95,500 shares issued and
outanding, liquidation value of $12,469,535 and $12,255,072 at	8,802,000	8,802,000
March 31, 2015 and December 31, 2014, respectively
Series A exchangeable preferred stock, 54,500 shares issued and
outstanding, liquidation value of $7,116,123 and $6,993,732 at March 31, 2015 and December 31, 2014, respectively	5,135,640	5,135,640
Common stock, $.004 par value per share, 40,000,000 shares authorized,
26,835,960 and 19,563,333 shares issued at March 31, 2015 and
December 31, 2014, respectively, including shares held in treasury	107,344	78,253
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	29,026,997	20,285,008
Accumulated deficit	(32,548,313)	(31,030,065)
Total stockholders' equity	10,422,188	3,169,356

Total liabilities and stockholders' equity	$21,630,894	$15,436,115

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Operations
  (Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net sales	$5,807,230	$5,711,057

Cost of sales	3,138,160	3,367,403
Gross profit	2,669,070	2,343,654

Operating expenses:
Research and development	876,301	881,733
Selling, general and administrative	3,093,552	3,226,561
Total operating expenses	3,969,853	4,108,294

Operating loss	(1,300,783)	(1,764,640)

Interest expense	217,814	85,233
Other income	(349)	(786)
Net loss	(1,518,248)	(1,849,087)

Preferred stock dividend accretion	336,854	314,271
Net loss applicable to common stockholders	$(1,855,102)	$(2,163,358)

Per share basic and diluted loss applicable to common stockholders	$(0.08)	$(0.11)

Weighted-average number of common shares outstanding:
Basic and diluted	22,804,979	19,148,985

               See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2015
(Unaudited)

	Preferred Stock		Common Stock Issued		Common Stock Held in Treasury		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2014	150,000	$13,937,640	19,563,333	$78,253	86,000	$(101,480)	$20,285,008	$(31,030,065)	$3,169,356

Net loss								(1,518,248)	(1,518,248)

Common stock issued in public offering			7,130,000	28,520			8,488,975		8,517,495

Common stock issued under stock purchase plan			7,627	31			11,791		11,822

Warrants exercised			135,000	540			41,710		42,250

Stock compensation							199,513		199,513

BALANCE, March 31, 2015	150,000	$13,937,640	26,835,960	$107,344	86,000	$(101,480)	$29,026,997	$(32,548,313)	$10,422,188

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(1,518,248)	$(1,849,087)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	377,532	419,571
Amortization and write-off of deferred financing costs	—	13,357
Stock compensation	199,513	272,702
Amortization of gain on sale and leaseback of property	(33,659)	(33,660)
Changes in operating assets and liabilities:
Accounts receivable	(167,142)	(484,125)
Inventories	424,688	(386,110)
Other current assets	(26,728)	89,661
Accounts payable and accrued expenses	4,243	196,035
Net cash used in operating activities	(739,801)	(1,761,656)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(195,076)	(432,805)
Additions to intangible assets	(18,380)	(27,227)
Net cash used in investing activities	(213,456)	(460,032)

FINANCING ACTIVITIES:
Repayments of note payable	(28,638)	—
Repayments of line-of-credit	(1,000,000)	—
Proceeds from issuance of common stock	8,571,567	65,071
Net cash provided by financing activities	7,542,929	65,071

Net increase (decrease) in cash and cash equivalents	6,589,672	(2,156,617)
Cash and cash equivalents, beginning of period	4,494,663	8,190,302
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,084,335	$6,033,685

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$184,492	$71,875

See accompanying notes.

CAS Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2015

(1)      The Company

CAS Medical Systems, Inc. (“CASMED®” or the “Company”) is a medical technology company that develops, manufactures, and markets non-invasive patient monitoring products that are vital to patient care.  Our principal products are the FORE-SIGHT® and FORE-SIGHT ELITE® brand tissue oximeters and sensors, which comprised 54% of our 2014 sales and 56% of our Q1 2015 sales.  We also sell various legacy products that we group into a category entitled Traditional Monitoring, which includes non-invasive blood pressure measurement technologies, stand-alone patient vital signs monitors, and neonatal medical disposables.

(2)      Basis of Presentation

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2014.  The condensed consolidated balance sheet as of December 31, 2014, was derived from the audited financial statements.

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

As of March 31, 2015, the Company had cash and cash equivalents plus available borrowings under its revolving loan with its lender, totaling $13,159,000, which amounts the Company believes are sufficient to support the Company’s operations for at least the next 12 months. The Company expects to continue to use cash from operations during these periods.  The Company’s term debt agreement with General Electric Capital Corporation (“GECC”) was consummated on June 27, 2014, (see Note 5) and contains a 12-month interest-only payment feature with an additional six-month deferral should the Company reach certain financial targets at April 30, 2015. Management believes that it has reached those targets, thus enabling the Company to defer principal repayments until January 1, 2016. The Company may seek additional capital to support its operations should the need arise. Management believes that it can obtain additional financing; however, there can be no assurance that such additional financing can be obtained on acceptable terms or at all.

(3)      Principal Products and Services

The Company has categorized its sales of products and services into the following categories:

●	Tissue oximetry monitoring products – includes sales of the Company’s FORE-SIGHT cerebral monitors, sensors, and accessories.

●	Traditional monitoring products – includes vital sign monitors, non-invasive blood pressure technology for sale to OEMs, and neonatal intensive care disposable supplies.

(4)      Inventories, Property and Equipment, and Intangible and Other Assets

Inventories consist of:

	March 31,	December 31,
	2015	2014

Raw materials	$1,645,597	$1,875,483
Work in process	27,017	25,014
Finished goods	1,261,606	1,458,411
Total	$2,934,220	$3,358,908

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Property and equipment includes FORE-SIGHT cerebral oximetry monitors primarily located at customer sites within the United States.  Such equipment, categorized as “Equipment at Customers”, is typically held under a no-cost program whereby customers purchase disposable sensors for use with the Company’s FORE-SIGHT equipment.  Under this program, the Company retains title to the monitors shipped to its customers and amortizes the monitors using the straight-line method over their estimated useful lives.  Equipment at Customers includes first-generation FORE-SIGHT cerebral oximeters, the net book value of which was reduced to an estimated fair value during the third quarter of 2013, upon the launch of the Company’s next-generation FORE-SIGHT ELITE monitor.

Intangible assets consist of patents issued, patents pending, trademarks, and purchased technology which are recorded at cost. Patents are amortized on a straight-line basis over 20 years. Capitalized costs are amortized over their estimated useful lives. Deferred financing costs are amortized over the term of the related agreement.

Intangible and other assets consist of the following:

	March 31,	December 31,
	2015	2014

Patents and other assets	$1,033,262	$997,076
Patents pending	264,827	282,633
Purchased technology	33,893	33,893
Deferred financing costs	780,810	780,810
	2,112,792	2,094,412
Accumulated amortization	(692,262)	(622,512)
Total	$1,420,530	$1,471,900

Deferred financing costs include $780,810 related to a Loan and Security Agreement (the “Loan Agreement”) consummated with GECC on June 27, 2014, as described in Note 5 below. The deferred financing costs include $300,000 of accrued fees to GECC payable at the maturity of the Loan Agreement or upon repayment of the term loan, warrants to purchase the Company’s common stock valued at $190,840, and other legal and brokerage related costs. In connection with the Loan Agreement, the Company’s secured term loan with East West Bank was repaid in full at the closing, and the revolving line-of-credit with East West Bank, which had no outstanding balance, was terminated.  As a result, unamortized deferred financing costs of $92,035 at June 27, 2014, pertaining to the East West Bank agreements, were recorded to interest expense.

Amortization expense of intangible and other assets for the three months ended March 31, 2015, was $69,750. Estimated amortization expense for the calendar year 2015 is $277,700. Expected amortization expense of intangible and other assets for the next five calendar years and beyond follows:

2016	$250,700
2017	213,100
2018	107,100
2019	26,000
2020	25,600
Thereafter	506,100
$1,128,600

The Company reviews its intangibles and other assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the carrying amounts of its remaining long-lived assets are fully recoverable.

(5)      Financing Arrangements

Common Stock Public Offering

On February 17, 2015, the Company completed an underwritten public offering (the “Offering”) of 7,130,000 shares of its common stock at a price to the public of $1.30 per share, resulting in gross proceeds of $9,269,000. The Offering included an option exercised by the underwriter to purchase up to 930,000 shares. Pursuant to the underwriting agreement, the underwriter purchased the shares of common stock from the Company at a price of $1.222 per share.  Net proceeds to the Company from the transaction, after fees and expenses, were $8,517,000. Proceeds from the transaction are intended to be used for general corporate purposes.

Private Placement of Preferred Stock

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

The shares of Series A Preferred Stock were initially convertible at the option of the holder into common stock at a conversion price of $2.82 (the “Conversion Price”).  The Conversion Price was subject to standard weighted-average anti-dilution adjustments. On July 22, 2013, upon completion of a public offering of the Company’s common stock, the Conversion Price was adjusted to $2.389 per share. Any further anti-dilution rights expired during June 2014.

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

The Series A Preferred Stock is entitled to a liquidation preference equal to the greater of 100% of the accreted value for each share of Series A Preferred Stock outstanding on the date of a liquidation plus all accrued and unpaid dividends or the amount a holder would have been entitled to had the holder converted the shares of Series A Preferred Stock into common stock immediately prior to the liquidation.  Accordingly, based upon the liquidation value of the preferred stock at March 31, 2015, there were 8,198,266 shares of common stock issuable upon conversion of the Series A Preferred Stock. The Series A Preferred Stock votes together with the common stock as if converted on the original date of issuance.  Holders of Series A Preferred Stock are entitled to purchase their pro rata share of additional stock issuances in certain future financings.

The Company’s Loan Agreement with GECC prohibits the payment of cash dividends.  As of March 31, 2015, $4,585,658 in dividend accretion has accumulated on the Series A Preferred Stock.

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

The Term Loan bears interest on the outstanding daily balance at a fixed rate of 9.29%.  Under the Term Loan, 36 equal payments of $202,703 commence on July 1, 2015, with one final payment due in an amount equal to the remaining principal balance on the final maturity date. Principal payments under the Term Loan may be deferred for an additional six months if the Company reaches certain financial targets at April 30, 2015. The Company believes it has reached those targets as of April 30, 2015, thus enabling the Company to defer principal repayments until January 1, 2016.  As such, the Company will continue to make interest-only monthly payments of $58,063 until January 1, 2016, at which time 30 payments of $241,935 will be required with the remaining final payment due in an amount equal to the remaining principal balance on the final maturity date.

Revolver advances bear interest at a floating rate equal to 5.5% plus the higher of 1.5% per annum or GECC’s base rate determined by a LIBOR-based formula.  Amounts not borrowed against the Revolver up to the commitment amount of $2,500,000 bear interest at an annual rate of 0.30%. Maximum borrowings under the Revolver are based upon the Company’s eligible accounts receivable as defined in the Loan Agreement. The amount available for borrowing under the Revolver as of March 31, 2015, was $2,074,000. There were no borrowings under the Revolver as of March 31, 2015.

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

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity based on a formula. Management believes that the Company was in compliance with the Loan Agreement’s covenants as of March 31, 2015.

In connection with the Loan Agreement, the Company issued to GECC’s affiliate, GE Capital Equity Investments, Inc., a warrant pursuant to which GE Capital Equity Investments, Inc. received the right to purchase 114,213 shares of Company common stock for a ten-year period,  expiring on June 27, 2024, at an exercise price of $1.97 per share. The shares associated with the warrant were fully vested at the time of issuance. The value of the warrant was estimated  on the date of grant to be $1.67 per share, using the Black-Scholes option pricing model assuming a weighted-average expected stock price volatility of 86.1%, an expected warrant life of ten years, an average risk-free interest rate of 2.63%, and a 0.0% average dividend yield. The warrant cost of $190,840 as calculated above was capitalized to other assets as a deferred financing cost and will be recognized as interest expense over the 48 months of the Loan Agreement.

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

The outstanding balances of the Company’s term loans are as follows:

	March 31,	December 31,
	2015	2014

Balance of bank term loan	$7,500,000	$7,500,000
Less current portion	725,805	1,216,218
Long-term portion	$6,774,195	$6,283,782

(6)      Loss Per Common Share Applicable to Common Stockholders

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

At March 31, 2015, stock options and warrants to purchase 3,237,750 and 582,204 shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. On an as-converted basis, 8,198,266 shares of common stock pertaining to the private placement of 150,000 shares of Series A Preferred Stock were also excluded as they would have been anti-dilutive.

(7)     Stock Compensation Expense and Share-based Payment Plans

Stock compensation expense was $199,513 and $272,702 for the three-month periods ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,805,000.  Such amount, net of estimated forfeitures, will be recognized in operations through the first quarter of 2019.

The following table summarizes the Company’s stock option information as of and for the three-month period ended March 31, 2015:

		Weighted-	Aggregate	Weighted-Average
	Option	Average	Intrinsic	Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years

Outstanding at December 31, 2014	3,106,000	$2.05	$75,000	7.6
Granted	190,000	1.62
Cancelled or expired	(58,250)	2.22
Exercised	—	—
Outstanding at March 31, 2015	3,237,750	2.02	—	7.6
Exercisable at March 31, 2015	1,620,875	$2.26	$—	6.2
Vested and expected to vest at
March 31, 2015	3,189,287	$2.03	$—	7.5

(1)	The intrinsic value of a stock option is the amount by which the market value, as of the applicable date, of the underlying stock exceeds the option exercise price.

The exercise period for all outstanding stock options may not exceed ten years from the date of grant. Stock options granted to employees and members of the Board of Directors typically vest over a four-year period. The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

On June 27, 2014, in connection with the Company’s Loan Agreement with GECC, the Company issued to GECC’s affiliate GE Capital Equity Investments, Inc. a warrant to purchase 114,213 shares of Company common stock for a ten-year period, expiring on June 27, 2024, at an exercise price of $1.97 per share. The warrant was fully vested at the time of issuance.

On June 25, 2014, the Company’s stockholders approved an amendment to the CAS Medical Systems, Inc. 2011 Equity Incentive Plan (the “Plan”) which increased the maximum number of shares that can be issued under the Plan by 1,000,000 to 3,000,000. Awards that may be granted under the Plan include options, restricted stock and restricted stock units, and other stock-based awards. The Plan limits the issuance of restricted stock to 500,000 shares. As of March 31, 2015, 388,070 shares remain available for issuance as restricted stock and restricted stock units. The purposes of the Plan are to make available to our key employees and directors, certain compensatory arrangements related to growth in value of our stock so as to generate an increased incentive to contribute to the Company’s financial success and prosperity; to enhance the Company’s ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company’s financial growth and profitability; and to align, in general, the interests of employees and directors with the interests of our stockholders. As of March 31, 2015, 598,286 shares remain available for issuance under the Plan, as amended.

Effective with the Company’s 2015 calendar year, each new non-employee member of the Board of Directors shall be granted a ten-year stock option to purchase 30,000 shares of common stock upon initial appointment to the Board. As such, on January 5, 2015, the Company granted, to a new non-employee director, a ten-year, non-qualified stock option for 30,000 shares of common stock at an exercise price of $1.68 per share, the Nasdaq official closing price on the date of the grant, vesting over a four-year period on each anniversary of the date of the grant. Further, each member of the Board, after the initial year of service, shall be granted a ten-year, non-qualified stock option to purchase 15,000 shares of common stock, which shall vest in two equal annual installments on each anniversary of the date of the grant. In recognition of prior and future services performed on behalf of the Company, each non-employee director of the Company was granted a ten-year, non-qualified stock option to purchase 30,000 shares of common stock at an exercise price of $1.68 per share, the Nasdaq official closing price on the date of the grants, vesting over a four-year period on each anniversary of the date of the grant. The fair value of the stock options granted on January 5, 2015, was estimated on the grant date to be $1.20 per share using the Black-Scholes option-pricing model, assuming a weighted-average expected stock price volatility of 82.3%, a weighted-average expected option life of 6.3 years, an average risk-free interest rate of 1.74%, and a 0.0% average dividend yield.

During the first quarter of 2015, the Company issued a non-qualified stock option to purchase 40,000 shares of Company common stock to a new employee commensurate with his employment with the Company. The exercise price of the stock option grant is $1.39 per share, representing the official Nasdaq closing price of the common stock on the grant date. The fair value of the option granted was estimated on the date of grant to be $0.968 per share using the Black-Scholes option-pricing model, assuming a weighted-average expected stock price volatility of 79.5%, a weighted-average expected option life of 6.3 years, an average risk-free interest rate of 1.66%, and a 0.0% average dividend yield. The stock option vests over a four-year period on each anniversary of the date of grant.

As of March 31, 2015, 155,076 restricted shares of common stock issued to the Company’s Chief Executive Officer and members of the Board of Directors remain issued and non-vested. The unamortized stock compensation expense associated with the restricted shares at March 31, 2015, was $8,962 and will be recognized in the second quarter of 2015.

A summary of the restricted shares of common stock outstanding and changes for the relevant periods follow:

	Three Months	Weighted-Average
	Ended	Grant Date
	March 31, 2015	Fair-Value

Outstanding at beginning of period	178,694	$2.12
Granted	—	—
Cancelled	—	—
Vested	(23,618)	2.25
Outstanding at end of period	155,076	$2.10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not limited to, the following:  foreign currency fluctuations, regulations and other economic and political factors which affect the Company’s ability to market its products internationally, changes in economic conditions that adversely affect demand for the Company’s products, potential liquidity constraints, new product introductions by the Company’s competitors, increased price competition, rapid technological changes, dependence upon significant customers, availability and cost of components for the Company’s products, the impact of any product liability or other adverse litigation, marketplace acceptance for the Company’s new products, FDA and other governmental regulatory and enforcement actions, changes in reimbursement levels from third-party payers, changes to federal research and development grant programs utilized by the Company, and other factors described in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

FORE-SIGHT oximetry revenues were strong in the first quarter, with total revenues up 19% and sensor revenues up 21%, compared to the prior-year period.  This marks the 20th successive quarter that FORE-SIGHT domestic sensor revenues have grown by double digits.  Overall, the Company generated net sales of $5,807,000 for the three months ended March 31, 2015, an increase of $96,000, or 2%, compared to net sales of $5,711,000 for the three months ended March 31, 2014.

The Company also achieved improved operating results for the three months ended March 31, 2015, from increases in overall sales, substantial gross profit improvements, and lower operating expenses.  The Company’s operating loss declined by 26% to $1.1 million for the current three-month period, compared to the first three months of 2014.

For the three months ended March 31, 2015, the Company incurred a net loss applicable to common stockholders of $1,855,000, or ($0.08) per basic and diluted common share, compared to a net loss applicable to common stockholders of $2,163,000, or ($0.11) per basic and diluted common share, for the three months ended March 31, 2014.

The operating loss for the three months ended March 31, 2015, was $1,301,000, a reduction $464,000 from the operating loss of $1,765,000 reported for the three months ended March 31, 2014.

The following table provides information with respect to net sales by major category for the three months ended March 31st:

Total Net Sales ($000’s)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	March 31, 2015	March 31, 2014	(Decrease)	Change

Tissue Oximetry Monitoring	$3,275	$2,760	$515	19%
Traditional Monitoring	2,532	2,951	(419)	(14%	)
	$5,807	$5,711	$96	2%

Domestic Sales	$4,548	$4,653	$(105)	(2%	)
International Sales	1,259	1,058	201	19%
	$5,807	$5,711	$96	2%

Tissue oximetry product sales of $3,275,000 for the three months ended March 31, 2015, were $515,000, or 19%, above the $2,760,000 reported for the same period in the prior year led by increased sales of sensors in the U.S. and sales of monitors to our international distribution partners. The Company shipped a net of 79 FORE-SIGHT monitors to customers in the first quarter bringing the Company’s worldwide net cumulative shipments of oximetry monitors, as of March 31, 2015, to 1,408 units, an increase of 37% above the net cumulative shipments of 1,028 units as of March 31, 2014, including the U.S. installed base to 763, a 26% increase over March 31, 2014.

Traditional monitoring product sales for the three months ended March 31, 2015, decreased $419,000, or 14%, to $2,532,000 from $2,951,000 reported for the same period in the prior year. Lower worldwide sales of vital signs monitors were responsible for the decline and were partially offset by increases in OEM technology sales and sales of neonatal supplies.

Sales of all products to the U.S. market accounted for $4,548,000, or 78%, of the total sales reported for the three months ended March 31, 2015, a decrease of $105,000 from the $4,653,000 of U.S. sales reported for the three months ended March 31, 2014. International sales of all products accounted for $1,259,000, or 22%, of the total sales reported for the three months ended March 31, 2015, an increase of $201,000, or 19%, from the $1,058,000 reported for the same period of the prior year.

The following table provides additional information with respect to tissue oximetry sales for the three months ended March 31st:

Tissue Oximetry Sales ($000’s)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	March 31, 2015	March 31, 2014	(Decrease)	Change

Sensor Sales	$2,923	$2,420	$503	21%
Monitors & Accessories	352	340	12	4%
	$3,275	$2,760	$515	19%

Domestic Sales	$2,570	$2,241	$329	15%
International Sales	705	519	186	36%
	$3,275	$2,760	$515	19%

Worldwide sales of tissue oximetry products increased 19% for the first quarter of 2015 led by increased domestic sensor sales and sales of monitors to our international distributors. The Company shipped a net of 79 FORE-SIGHT monitors to customers worldwide in the first quarter. Domestic tissue oximetry product sales increased 15% to $2,570,000 driven by increases in both sensor and monitor sales. International tissue oximetry product sales increased 36% to $705,000 primarily as a result of monitor sales to several new key distribution partners.

Gross profit was $2,669,000, or 46% of sales, for the three months ended March 31, 2015, compared to $2,344,000, or 41% of sales for the three months ended March 31, 2014. The gross profit improvement resulted primarily from favorable product mix driven by increased FORE-SIGHT sales both in total and as a percentage of the Company’s overall sales. Tissue oximetry sales reached 56% of overall Company sales for the first three months of 2015, compared to 48% for the first three months of 2014 led by disposable sensor sales which accounted for 50% of all Company sales. FORE-SIGHT sensor sales contain more favorable gross margin rates compared to our traditional monitoring products.

Management expects gross profit rates to continue to improve as FORE-SIGHT ELITE sensor sales expand and become an increasing percentage of overall sales through the acquisition of new customers and upgrades of existing customers currently utilizing the higher cost first-generation FORE-SIGHT technology.

Total operating expenses for the three months ended March 31, 2015, decreased $138,000, or 3%, to $3,970,000 from $4,108,000 for the three months ended March 31, 2014.

Research and development (“R&D”) expenses decreased 1% to $876,000 for the three months ended March 31, 2015, compared to $882,000 for the three months ended March 31, 2014. Increases in salaries and related benefits were offset by reductions in engineering project spending and clinical study expenses.

Selling, general and administrative (“S,G&A”) expenses decreased $133,000, or 4%, to $3,094,000 for the three months ended March 31, 2015, compared to $3,227,000 for the three months ended March 31, 2014. Reductions in spending occurred in multiple categories reflecting the Company’s efforts to control spending and included meetings and conventions, third-party sales commissions, professional services, and product samples.

The Company expects both R&D and selling expenses to rise for the balance of 2015, as the Company engages in additional clinical studies and adds to its U.S. direct-sales field organization.

Interest expense of $218,000 for the three months ended March 31, 2015, reflected the borrowing costs associated with the Company’s loan agreement with GECC, including interest on the term debt and the line-of-credit and amortization of both the final payment fee and the warrants granted to GECC.

The Company does not expect to generate taxable income during its 2015 fiscal year. Income tax benefits that may be generated during 2015 would be offset by a deferred income tax asset valuation allowance. Management established the valuation allowance as of December 31, 2009, as a result of cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets, concluding that a full valuation allowance is warranted.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2015, the Company's cash and cash equivalents totaled $11,084,000, compared to $4,495,000 as of December 31, 2014. Working capital increased $7,873,000 to $14,239,000 as of March 31, 2015, from $6,366,000 as of December 31, 2014.

Cash used in operations for the three months ended March 31, 2015, was $740,000, compared to cash used in operations of $1,762,000 for the same period in the prior year. The decrease in cash used from operations from the prior year period resulted from lower operating losses before non-cash charges and the favorable changes in working capital items, largely related to inventory and accounts receivable.

Cash used in investing activities was $213,000 for the three months ended March 31, 2015, compared to cash used in investing activities of $460,000 for the same period in the prior year. Lower requirements for placements of FORE-SIGHT cerebral oximeters at customer locations, fewer upgrades of existing accounts from first generation technology to the FORE-SIGHT ELITE technology, and lower FORE-SIGHT ELITE demonstration equipment expenditures were primarily responsible for the lower capital spending.

Cash provided by financing activities was $7,543,000 for the three months ended March 31, 2015, largely reflecting the net proceeds after transaction costs of $8,517,000 from the Company’s public offering consummated in February 2015 and repayment of $1,000,000 of borrowings from the line-of-credit.

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

The Term Loan bears interest on the outstanding daily balance thereof at a fixed rate of 9.29%.  Under the Term Loan, 36 equal payments of $202,703 commence on July 1, 2015, with one final payment in an amount equal to the remaining principal balance on the final maturity date. Principal payments under the Term Loan may be deferred for an additional six months if the Company reaches certain financial targets at April 30, 2015.  Management believes that it has reached those targets, thus enabling the Company to defer principal repayments until January 1, 2016.  As such, the Company will continue to make interest-only monthly payments of $58,063 until January 1, 2016, at which time 30 payments of $241,935 will be required with the remaining final payment due in an amount equal to the remaining principal balance on the final maturity date.

Revolver advances will bear interest at a floating rate equal to 5.5% plus the higher of 1.5% per annum or GECC’s base rate determined by a LIBOR-based formula.  Amounts not borrowed against the Revolver up to the commitment amount of $2,500,000 bear interest at an annual rate of 0.30%. Maximum borrowings under the Revolver are based upon the Company’s eligible accounts receivable as defined in the Loan Agreement. There were no borrowings under the Revolver as of March 31, 2015, and the amount available for borrowing was $2,074,000 as of that date.

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

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity based in an amount not less than three times the Company’s monthly cash burn, as defined.  Management believes that the Company was in compliance with the Loan Agreement’s covenants as of March 31, 2015.

The Company’s prior secured term loan with East West Bank was repaid in full at the closing, and the prior revolving line-of-credit with East West Bank, which had no outstanding balance, was terminated.

The Company financed its directors’ and officers’ insurance premiums during November 2014 under a note payable in the amount of $96,410.  The note payable requires ten payments of $9,641 and will be repaid in full by September 2015.

As of March 31, 2015, the Company had cash and cash equivalents plus available borrowings under its revolving loan totaling $13,159,000, which amounts the Company believes are sufficient to support the Company’s operations for at least the next 12 months. The Company expects to continue to require cash for its operations during these periods.  The Company may seek additional capital to support its operations should the need arise. Management believes that it can obtain additional financing; however, there can be no assurance that such additional financing can be obtained on acceptable terms or at all.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the  consolidated financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company’s critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.

The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company’s critical accounting policies and estimates, see Item 7 and Note 2 to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2014.  There were no significant changes in critical accounting policies and estimates during the three months ended March 31, 2015.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2015. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2, and 32.1 to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 6.   EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a) of Thomas M. Patton, President and Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) of Jeffery A. Baird, Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. 1350 of Periodic Financial Report of Thomas M. Patton,President and Chief Executive Officer, and Jeffery A. Baird, Chief Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: May 5, 2015
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: May 5, 2015
By: Jeffery A. Baird
Chief Financial Officer