Form 10-Q
period 2015-06-30
CAS MEDICAL SYSTEMS INC
filed 2015-08-05
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value   26,752,321 shares as of August 3, 2015.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Assets	2015	2014

Current assets:
Cash and cash equivalents	$9,556,655	$4,494,663
Accounts receivable, net	3,391,441	3,277,460
Inventories	3,013,055	3,358,908
Other current assets	535,683	556,760
Total current assets	16,496,834	11,687,791

Property and equipment:
Leasehold improvements	139,970	139,970
Equipment at customers	3,834,593	3,795,659
Machinery and equipment	5,654,852	5,799,015
	9,629,415	9,734,644
Accumulated depreciation and amortization	(7,394,343)	(7,458,220)
Property and equipment, net	2,235,072	2,276,424

Intangible and other assets, net	1,367,100	1,471,900

Total assets	$20,099,006	$15,436,115

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Liabilities and Stockholders' Equity	2015	2014

Current liabilities:
Accounts payable	$1,497,717	$1,210,412
Accrued expenses	1,717,270	1,808,529
Notes payable	129,887	86,941
Note payable - line-of-credit	—	1,000,000
Current portion of long-term debt	1,451,610	1,216,218
Total current liabilities	4,796,484	5,322,100

Deferred gain on sale and leaseback of property	293,559	360,877
Long-term debt, less current portion	6,048,390	6,283,782
Other long-term liability	300,000	300,000
Total liabilities	11,438,433	12,266,759

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized
Series A convertible preferred stock, 95,500 shares issued and outstanding, liquidation value of $12,687,752 and $12,255,072 at
June 30, 2015 and December 31, 2014, respectively	8,802,000	8,802,000
Series A exchangeable preferred stock, 54,500 shares issued and outstanding, liquidation value of $7,240,654 and $6,993,732 at
June 30, 2015 and December 31, 2014, respectively	5,135,640	5,135,640
Common stock, $.004 par value per share, 60,000,000 shares authorized,
26,835,960 and 19,563,333 shares issued at June 30, 2015 and
December 31, 2014, respectively, including shares held in treasury	107,344	78,253
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	29,227,931	20,285,008
Accumulated deficit	(34,510,862)	(31,030,065)
Total stockholders' equity	8,660,573	3,169,356

Total liabilities and stockholders' equity	$20,099,006	$15,436,115

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Operations
  (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$5,787,361	$5,842,980	$11,594,591	$11,554,037

Cost of sales	3,165,594	3,459,200	6,303,754	6,826,603
Gross profit	2,621,767	2,383,780	5,290,837	4,727,434

Operating expenses:
Research and development	899,609	862,490	1,775,910	1,744,223
Selling, general and administrative	3,471,210	3,540,276	6,564,762	6,766,837
Total operating expenses	4,370,819	4,402,766	8,340,672	8,511,060

Operating loss	(1,749,052)	(2,018,986)	(3,049,835)	(3,783,626)

Interest expense	214,274	255,321	432,088	340,554
Other income	(777)	(122)	(1,126)	(908)
Net loss	(1,962,549)	(2,274,185)	(3,480,797)	(4,123,272)

Preferred stock dividend accretion	342,749	319,771	679,603	634,042
Net loss applicable to common stockholders	$(2,305,298)	$(2,593,956)	$(4,160,400)	$(4,757,314)

Per share basic and diluted loss applicable to common stockholders	$(0.09)	$(0.13)	$(0.17)	$(0.25)

Weighted-average number of common shares outstanding:
Basic and diluted	26,595,219	19,226,605	24,700,099	19,187,795

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2015
(Unaudited)

	Preferred Stock		Common Stock Issued		Common Stock Held in Treasury		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2014	150,000	$13,937,640	19,563,333	$78,253	86,000	$(101,480)	$20,285,008	$(31,030,065)	$3,169,356

Net loss								(3,480,797)	(3,480,797)

Common stock issued in public offering			7,130,000	28,520			8,488,975		8,517,495

Common stock issued under stock purchase plan			7,627	31			11,792		11,823

Warrants exercised			135,000	540			41,710		42,250

Stock compensation							400,446		400,446

BALANCE, June 30, 2015	150,000	$13,937,640	26,835,960	$107,344	86,000	$(101,480)	$29,227,931	$(34,510,862)	$8,660,573

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(3,480,797)	$(4,123,272)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	745,588	841,332
Amortization and write-off of deferred financing costs	—	181,188
Provision for doubtful accounts	—	65,000
Stock compensation	400,446	555,856
Amortization of gain on sale and leaseback of property	(67,318)	(67,319)
Changes in operating assets and liabilities:
Accounts receivable	(113,981)	(904,497)
Inventories	345,853	61,954
Other current assets	162,006	133,179
Accounts payable and accrued expenses	196,047	(60,254)
Net cash used in operating activities	(1,812,156)	(3,316,833)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(566,423)	(923,211)
Additions to intangible assets	(33,013)	(49,972)
Net cash used in investing activities	(599,436)	(973,183)

FINANCING ACTIVITIES:
Repayments of note payable	(97,983)	(20,748)
Deferred financing costs	—	(291,312)
Repayment of line-of-credit	(1,000,000)	—
Debt extinguishment	—	(5,000,000)
Proceeds from long-term debt and warrants	—	7,500,000
Proceeds from issuance of common stock	8,571,567	107,226
Net cash provided by financing activities	7,473,584	2,295,166

Net increase (decrease) in cash and cash equivalents	5,061,992	(1,994,850)
Cash and cash equivalents, beginning of period	4,494,663	8,190,302
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,556,655	$6,195,452

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$363,769	$166,940
Insurance premiums funded with note payable	$140,929	$147,162
End-of-term fee payable to lender	$—	$300,000
Warrants issued to lender	$—	$190,840

See accompanying notes.

CAS Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2015

(1)      The Company

CAS Medical Systems, Inc. (“CASMED®” or the “Company”) is a medical technology company that develops, manufactures, and markets non-invasive patient monitoring products that are vital to patient care.  Our principal products are the FORE-SIGHT® and FORE-SIGHT ELITE® brand tissue oximeters and sensors, which comprise 62% of our June 30, 2015, year-to-date sales.  We also sell various legacy products that we group into a category entitled Traditional Monitoring, which includes non-invasive blood pressure measurement technologies, stand-alone patient vital signs monitors, and neonatal medical disposables.

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

As of June 30, 2015, the Company had cash and cash equivalents plus available borrowings under its revolving loan with its lender, totaling $11,530,000, which the Company believes are sufficient to support the Company’s operations for at least the next 12 months. The Company expects to continue to use cash from operations during these periods.  The Company’s term debt agreement with General Electric Capital Corporation (“GECC”) was consummated on June 27, 2014, (see Note 5) and contains a 12-month interest-only payment feature with an additional six-month deferral should the Company reach certain financial targets at April 30, 2015. The Company has reached those targets, thus enabling it to defer principal repayments until January 1, 2016. The Company may seek additional capital to support its operations should the need arise. Management believes that it can obtain additional financing; however, there can be no assurance that such additional financing can be obtained on acceptable terms or at all.

(3)      Principal Products and Services

The Company has categorized its sales of products and services into the following categories:

●	Tissue oximetry monitoring products – includes sales of the Company’s FORE-SIGHT cerebral monitors, sensors, and accessories.

●	Traditional monitoring products – includes vital sign monitors, non-invasive blood pressure technology for sale to OEMs, and neonatal intensive care disposable supplies.

(4)      Inventories, Property and Equipment, and Intangible and Other Assets

Inventories consist of:

	June 30,	December 31,
	2015	2014

Raw materials	$1,863,433	$1,875,483
Work in process	30,831	25,014
Finished goods	1,118,791	1,458,411
Total	$3,013,055	$3,358,908

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

Intangible and other assets consist of the following:

	June 30,	December 31,
	2015	2014

Patents and other assets	$1,034,275	$997,076
Patents pending	278,447	282,633
Purchased technology	33,893	33,893
Deferred financing costs	780,810	780,810
	2,127,425	2,094,412
Accumulated amortization	(760,325)	(622,512)
Total	$1,367,100	$1,471,900

Deferred financing costs consist of $780,810 related to a Loan and Security Agreement (the “Loan Agreement”) consummated with GECC on June 27, 2014, as described in Note 5 below. The deferred financing costs include $300,000 of accrued fees to GECC payable at the maturity of the Loan Agreement or upon repayment of the term loan, warrants to purchase the Company’s common stock valued at $190,840, and other legal- and brokerage-related costs. In connection with the Loan Agreement, the Company’s secured term loan with East West Bank was repaid in full at the closing, and the revolving line-of-credit with East West Bank, which had no outstanding balance, was terminated.  As a result, unamortized deferred financing costs of $92,035 at June 27, 2014, pertaining to the East West Bank agreements, were recorded to interest expense.

Amortization expense of intangible and other assets for the six months ended June 30, 2015, was $137,813. Estimated amortization expense for the calendar year 2015 is $273,600. Expected amortization expense of intangible and other assets for the next five calendar years and beyond follows:

2016	$253,400
2017	214,600
2018	107,600
2019	26,000
2020	25,600
Thereafter	519,700
$1,146,900

The Company reviews its intangibles and other assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the carrying amounts of its remaining long-lived assets are fully recoverable.

(5)      Financing Arrangements

Common Stock Public Offering

On February 17, 2015, the Company completed an underwritten public offering (the “Offering”) of 7,130,000 shares of its common stock at a price to the public of $1.30 per share, resulting in gross proceeds of $9,269,000. The Offering included an option exercised by the underwriter in full to purchase up to 930,000 shares. Pursuant to the underwriting agreement, the underwriter purchased the shares of common stock from the Company at a price of $1.222 per share.  Net proceeds to the Company from the transaction, after fees and expenses, were $8,517,000.  Proceeds from the transaction are intended to be used for general corporate purposes.

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

The Series A Preferred Stock is entitled to a liquidation preference equal to the greater of 100% of the accreted value for each share of Series A Preferred Stock, outstanding on the date of a liquidation, plus all accrued and unpaid dividends, or the amount a holder would have been entitled to had the holder converted the shares of Series A Preferred Stock into common stock immediately prior to the liquidation.  Accordingly, based upon the liquidation value of the preferred stock at June 30, 2015, there were 8,341,736 shares of common stock issuable upon conversion of the Series A Preferred Stock. The Series A Preferred Stock votes together with the common stock as if converted on the original date of issuance.  Holders of Series A Preferred Stock are entitled to purchase their pro rata share of additional stock issuances in certain future financings.

The Company’s Loan Agreement with GECC prohibits the payment of cash dividends.  As of June 30, 2015, $4,928,407 in dividend accretion has accumulated on the Series A Preferred Stock.

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

The Term Loan bears interest on the outstanding daily balance at a fixed rate of 9.29%.  Under the Term Loan, 36 equal payments of $202,703 were to commence on July 1, 2015, with one final payment due in an amount equal to the remaining principal balance on the final maturity date. Principal payments under the Term Loan may be deferred for an additional six months if the Company reached certain financial targets at April 30, 2015. The Company has reached those targets as of April 30, 2015, thus enabling it to defer principal repayments until January 1, 2016.  As such, the Company will continue to make interest-only monthly payments of $58,063 until January 1, 2016, at which time 30 payments of $241,935 will be required with the remaining final payment due in an amount equal to the remaining principal balance on the final maturity date.

Revolver advances bear interest at a floating rate equal to 5.5% plus the higher of 1.5% per annum or GECC’s base rate determined by a LIBOR-based formula.  Amounts not borrowed against the Revolver up to the commitment amount of $2,500,000 bear interest at an annual rate of 0.30%. Maximum borrowings under the Revolver are based upon the Company’s eligible accounts receivable as defined in the Loan Agreement. The amount available for borrowing under the Revolver as of June 30, 2015, was $1,972,000. There were no borrowings under the Revolver as of June 30, 2015.

The Company has the right to prepay loans under the Loan Agreement in full at any time.  Effective from June 27, 2015, if the Term Loan is prepaid prior to maturity, an additional fee of 1% of the Term Loan amount is due.  Upon repayment of the Term Loan at any time, GECC is entitled to an additional fee equal to 4% of the Term Loan amount, or $300,000.

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity based on a formula. Management believes that the Company was in compliance with the Loan Agreement’s covenants as of June 30, 2015.

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

The outstanding balance of the Company’s term loan is as follows:

	June 30,	December 31,
	2015	2014

Balance of bank term loan	$7,500,000	$7,500,000
Less current portion	1,451,610	1,216,218
Long-term portion	$6,048,390	$6,283,782

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

At June 30, 2015, stock options and warrants to purchase 3,177,750 and 582,204 shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. On an as-converted basis, 8,341,736 shares of common stock pertaining to the private placement of 150,000 shares of Series A Preferred Stock were also excluded as they would have been anti-dilutive.

(7)      Stock Compensation Expense and Share-based Payment Plans

Stock compensation expense was $200,933 and $283,154 and $400,446 and $555,856 for the three- and six-month periods ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,625,000.  Such amount, net of estimated forfeitures, will be recognized in operations through the second quarter of 2019.

The following table summarizes the Company’s stock option information as of and for the six-month period ended June 30, 2015:

		Weighted-	Aggregate	Weighted-Average
	Option	Average	Intrinsic	Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years

Outstanding at December 31, 2014	3,106,000	$2.05	$75,000	7.6
Granted	220,000	1.57
Cancelled or expired	(148,250)	2.62
Exercised	—	—
Outstanding at June 30, 2015	3,177,750	1.99	600	7.5
Exercisable at June 30, 2015	1,542,125	$2.22	$—	6.2
Vested and expected to vest at
June 30, 2015	3,128,724	$2.00	$582	7.5

(1)	The intrinsic value of a stock option is the amount by which the market value, as of the applicable date, of the underlying stock exceeds the option exercise price.

The exercise period for all outstanding stock options may not exceed ten years from the date of grant. Stock options granted to employees typically vest over a four-year period. The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

On June 27, 2014, in connection with the Company’s Loan Agreement with GECC, the Company issued to GECC’s affiliate GE Capital Equity Investments, Inc. a warrant to purchase 114,213 shares of Company common stock for a ten-year period, expiring on June 27, 2024, at an exercise price of $1.97 per share. The warrant was fully vested at the time of issuance.

On June 25, 2014, the Company’s stockholders approved an amendment to the CAS Medical Systems, Inc. 2011 Equity Incentive Plan (the “Plan”) which increased the maximum number of shares that can be issued under the Plan by 1,000,000 to 3,000,000. Awards that may be granted under the Plan include options, restricted stock and restricted stock units, and other stock-based awards. The Plan limits the issuance of restricted stock to 500,000 shares. As of June 30, 2015, there were a remaining 388,070 shares available for issuance as restricted stock and restricted stock units. The purposes of the Plan are to make available to our key employees and directors, certain compensatory arrangements related to growth in value of our stock so as to generate an increased incentive to contribute to the Company’s financial success and prosperity; to enhance the Company’s ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company’s financial growth and profitability; and to align, in general, the interests of employees and directors with the interests of our stockholders. As of June 30, 2015, there were a remaining 593,286 shares available for issuance under the Plan, as amended.

Effective with the Company’s 2015 calendar year, each new non-employee member of the Board of Directors shall be granted a ten-year stock option to purchase 30,000 shares of common stock upon initial appointment to the Board. As such, on January 5, 2015, the Company granted, to a new non-employee director, a ten-year, non-qualified stock option for 30,000 shares of common stock at an exercise price of $1.68 per share, the Nasdaq official closing price on the date of the grant, vesting over a four-year period on each anniversary of the date of the grant. On June 23, 2015, the Company granted, to a new non-employee director, a ten-year, non-qualified stock option for 30,000 shares of common stock at an exercise price of $1.26 per share, the Nasdaq official closing price on the date of the grant, vesting over a four-year period on each anniversary of the date of the grant. Further, each member of the Board, after the initial year of service, shall be granted a ten-year, non-qualified stock option to purchase 15,000 shares of common stock, which shall vest in two equal annual installments on each anniversary of the date of the grant. In recognition of prior and future services performed on behalf of the Company, each non-employee director of the Company was granted a ten-year, non-qualified stock option to purchase 30,000 shares of common stock at an exercise price of $1.68 per share, the Nasdaq official closing price on the date of the grants, vesting over a four-year period on each anniversary of the date of the grant. The fair value of the stock options granted on January 5, 2015, was estimated on the grant date to be $1.20 per share using the Black-Scholes option-pricing model, assuming a weighted-average expected stock price volatility of 82.3%, a weighted-average expected option life of 6.3 years, an average risk-free interest rate of 1.74%, and a 0.0% average dividend yield. The fair value of the stock option granted on June 23, 2015, was estimated on the grant date to be $.81 per share, using the Black-Scholes option-pricing model, assuming a weighted-average expected stock price volatility of 69.6%, a weighted-average expected option life of 6.3 years, an average risk-free interest rate of 1.97%, and a 0.0% average dividend yield.

During the first quarter of 2015, the Company issued a non-qualified stock option to purchase 40,000 shares of Company common stock to a new employee commensurate with his employment with the Company. The exercise price of the stock option grant is $1.39 per share, representing the official Nasdaq closing price of the common stock on the grant date. The fair value of the option granted was estimated on the date of grant to be $0.968 per share using the Black-Scholes option-pricing model, assuming a weighted-average expected stock price volatility of 79.5%, a weighted-average expected option term of 6.3 years, an average risk-free interest rate of 1.66%, and a 0.0% average dividend yield. The stock option vests over a four-year period on each anniversary of the date of grant.

As of June 30, 2015, 150,000 restricted shares of common stock issued to the Company’s Chief Executive Officer during August 2010 remain issued and non-vested. Such shares have been fully amortized as of June 30, 2015.

A summary of the restricted shares of common stock outstanding and changes for the relevant periods follow:

	Six Months	Weighted-Average
	Ended	Grant Date
	June 30, 2015	Fair-Value

Outstanding at beginning of period	178,694	$2.12
Granted	—	—
Cancelled	—	—
Vested	(28,694)	2.20
Outstanding at end of period	150,000	$2.10

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

Results of Operations

The Company recorded improved operating results for the three months ended June 30, 2015, compared to the three months ended June 30, 2014.  The operating loss for the first three months of 2015 was $1,749,000, a 13% reduction from the operating loss of $2,019,000 recorded for the same period of the prior year. The operating loss for the six months ended June 30, 2015, was $3,050,000, a reduction of $734,000, or 19%, compared to $3,784,000 recorded for the first six months of 2014. The improvement in operating results for both periods was due to higher gross profits from favorable product mix generated by increased FORE-SIGHT oximetry sales and slightly lower operating expenses.

For the three months ended June 30, 2015, the Company incurred a net loss applicable to common stockholders of $2,305,000, or ($0.09) per basic and diluted common share, compared to a net loss applicable to common stockholders of $2,594,000, or ($0.13) per basic and diluted common share, for the three months ended June 30, 2014.

For the six months ended June 30, 2015, the Company incurred a net loss applicable to common stockholders of $4,160,000, or ($0.17) per basic and diluted common share, compared to a net loss applicable to common stockholders of $4,757,000, or ($0.25) per basic and diluted common share, for the first six months of 2014.

The following table provides information with respect to net sales by major category for the three months ended June 30th:

Total Net Sales ($000’s)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	June 30, 2015	June 30, 2014	(Decrease)	Change

Tissue Oximetry Monitoring	$3,887	$3,273	$614	19%
Traditional Monitoring	1,900	2,570	(670)	(26%	)
	$5,787	$5,843	$(56)	(1%	)

Domestic Sales	$4,566	$4,494	$72	2%
International Sales	1,221	1,349	(128)	(9%	)
	$5,787	$5,843	$(56)	(1%	)

Worldwide tissue oximetry product sales of $3,887,000 for the three months ended June 30, 2015, were $614,000, or 19%, above the $3,273,000 reported for the same period in the prior year led by increased U.S. sales which were partially offset by lower sales to our international distribution partners.

Worldwide traditional monitoring product sales for the three months ended June 30, 2015, decreased $670,000, or 26%, to $1,900,000 from $2,570,000 reported for the same period in the prior year. Lower U.S. sales of vital signs monitors and OEM technology sales were responsible for the decline.

Sales of all products to the U.S. market accounted for $4,566,000, or 79%, of the total sales reported for the three months ended June 30, 2015, an increase of $72,000, from the $4,494,000 of U.S. sales reported for the three months ended June 30, 2014. International sales of all products accounted for $1,221,000, or 21%, of the total sales reported for the three months ended June 30, 2015, a decrease of $128,000, or 9%, from the $1,349,000 reported for the same period of the prior year.

 The following table provides additional information with respect to tissue oximetry sales for the three months ended June 30th:

Tissue Oximetry Sales ($000’s)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	June 30, 2015	June 30, 2014	(Decrease)	Change

Sensor Sales	$3,197	$2,622	$575	22%
Monitors & Accessories	690	651	39	6%
	$3,887	$3,273	$614	19%

Domestic Sales	$3,205	$2,487	$718	29%
International Sales	682	786	(104)	(13%	)
	$3,887	$3,273	$614	19%

Worldwide sales of tissue oximetry products increased 19% for the second quarter of 2015, led by increased domestic sensor and monitor sales which were partially offset by lower sales of monitors to our international distributors. The Company shipped a net of 88 FORE-SIGHT monitors to customers in the second quarter, bringing the Company’s worldwide net cumulative shipments of oximetry monitors, as of June 30, 2015, to 1,496 units, an increase of 31% above the net cumulative shipments of 1,138 units as of June 30, 2014, including the U.S. installed base which expanded to 812, a 26% increase over June 30, 2014.

U.S. tissue oximetry product sales increased 29% to $3,205,000 driven by increases in both sensor and monitor sales. Domestic sensor sales increased 24% over the second quarter of the prior year. International tissue oximetry product sales declined $104,000.  Lower sales of monitors were partially offset by increases in sensor sales.

The following table provides information with respect to revenues by major category for the six months ended June 30th:

	Six Months	Six Months
	Ended	Ended	Increase /	%
	June 30, 2015	June 30, 2014	(Decrease)	Change

Tissue Oximetry Monitoring	$7,162	$6,033	$1,129	19%
Traditional Monitoring	4,433	5,521	(1,088)	(20%	)
	$11,595	$11,554	$41	0%

Domestic Sales	$9,078	$9,147	$(69)	(1%	)
International Sales	2,517	2,407	110	5%
	$11,595	$11,554	$41	0%

Tissue oximetry product sales of $7,162,000 for the six months ended June 30, 2015, were $1,129,000, or 19%, above the $6,033,000 reported for the same period in the prior year, reflecting a significant growth in worldwide sensor sales and increased sales of monitors to U.S. customers.

Traditional monitoring product sales for the six months ended June 30, 2015, decreased $1,088,000, or 20%, to $4,433,000 from $5,521,000 reported for the same period in the prior year as a result of reductions in U.S. sales of vital signs monitors and OEM technology products.

Sales of all products to the U.S. market accounted for $9,078,000, or 78%, of the total sales reported for the six months ended June 30, 2015, a decrease of $69,000, from the $9,147,000 of U.S. sales reported for the six months ended June 30, 2014.  The decrease represents the net effect of higher sales of tissue oximetry products which were more than offset by lower sales of vital signs monitors. International sales of all products accounted for $2,517,000, or 22%, of the total sales reported for the six months ended June 30, 2015, an increase of $110,000, or 5%, from the $2,407,000 reported for the same period of the prior year. Moderate increases in sales of tissue oximetry products were partially offset by reduced sales of traditional monitoring products.

The following table provides information with respect to tissue oximetry sales for the six months ended June 30th:

	Six Months	Six Months
	Ended	Ended	Increase /	%
	June 30, 2015	June 30, 2014	(Decrease)	Change

Sensor Sales	$6,120	$5,042	$1,078	21%
Monitors & Accessories	1,042	991	51	5%
	$7,162	$6,033	$1,129	19%

Domestic Sales	$5,775	$4,728	$1,047	22%
International Sales	1,387	1,305	82	6%
	$7,162	$6,033	$1,129	19%

Worldwide tissue oximetry product sales increased 19% to $7,162,000 for the first six months of 2015, from $6,033,000 for the first six months of 2014. Domestic tissue oximetry product sales were $5,775,000, an increase of $1,047,000, or 22%, over the first six months of 2014, driven by increased sales of both sensors and monitors.  Sensor sales to U.S. customers increased 21% for the first six months of 2015 compared to the prior year period. International tissue oximetry product sales were $1,387,000, an increase of $82,000, or 6%, from the first six months of 2014, as a result of the increased sensor sales which were partially offset by lower sales of monitors.

Gross profit was $2,622,000, or 45.3% of sales, for the three months ended June 30, 2015, compared to $2,384,000, or 40.8% of sales for the three months ended June 30, 2014. Gross profit was $5,291,000, or 45.6% of sales, for the six months ended June 30, 2015, compared to $4,727,000, or 40.9% of sales for the same period of the prior year. The gross profit improvement for both periods resulted primarily from favorable product mix driven by increased FORE-SIGHT sales both in total and as a percentage of the Company’s overall sales. Tissue oximetry sales reached 67% of overall Company sales for the second quarter of 2015, compared to 56% for the second quarter of 2014, led by disposable sensor sales which accounted for 55% of all Company sales. FORE-SIGHT sensor sales contain more favorable gross margin rates compared to our traditional monitoring products.

Management expects gross profit rates to continue to improve as FORE-SIGHT ELITE sensor sales expand and become an increasing percentage of overall sales.

Total operating expenses for the three months ended June 30, 2015, decreased $32,000, or 1%, to $4,371,000, from $4,403,000 for the three months ended June 30, 2014. Operating expenses for the first six months of 2015 decreased $171,000, or 2%, to $8,341,000 from $8,511,000 for the same period of the prior year.

Research and development (“R&D”) expenses increased 4% to $900,000 for the three months ended June 30, 2015, compared to $862,000 for the three months ended June 30, 2014.  R&D expenses increased $32,000, or 2%, to $1,776,000 for the six months ended June 30, 2015, compared to $1,744,000 for the same period of the prior year. The increase for both the three-month and six-month periods was primarily related to higher salaries and related benefits which were partially offset by reductions in engineering project spending and clinical study expenses.

Selling, general and administrative (“S,G&A”) expenses decreased $69,000, or 2%, to $3,471,000 for the three months ended June 30, 2015, compared to $3,540,000 for the three months ended June 30, 2014.  S,G&A expenses for the six months ended June 30, 2015, were $6,565,000 compared to $6,767,000 for the six months ended June 30, 2014, a decrease of $202,000, or 3%.  For both the three- and six-month periods, increases in selling expenses associated with the Company’s expansion of its U.S. FORE-SIGHT sales organization were offset by reduced legal costs pertaining to the Company’s settlement of litigation during the second quarter of 2014, bad debt allowances, and stock compensation expenses.

The Company expects operating expenses to rise slightly for the balance of 2015 from second quarter 2015 levels as a result of the expanded U.S. FORE-SIGHT sales force and additional planned R&D clinical studies.

Interest expense of $214,000 and $432,000 for the three- and six-month periods ended June 30, 2015, respectively, reflected the borrowing costs associated with the Company’s loan agreement with GECC, including interest on the term debt and the line-of-credit and amortization of both the final payment fee and the warrants granted to GECC.

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

Financial Condition, Liquidity and Capital Resources

As of June 30, 2015, the Company's cash and cash equivalents totaled $9,557,000, compared to $4,495,000 as of December 31, 2014. Working capital increased $5,334,000 to $11,700,000 as of June 30, 2015, from $6,366,000 as of December 31, 2014, primarily as a result of the proceeds from the Company’s February 2015 public offering.

Cash used in operations for the six months ended June 30, 2015, was $1,812,000, compared to cash used in operations of $3,317,000 for the same period in the prior year. The decrease in cash used from operations from the prior-year period resulted from lower operating losses before non-cash charges and favorable changes in working capital items, largely related to accounts receivable.

Cash used in investing activities was $599,000 for the six months ended June 30, 2015, compared to cash used in investing activities of $973,000 for the same period in the prior year. Lower requirements for placements of FORE-SIGHT cerebral oximeters at customer locations, fewer upgrades of existing accounts from first-generation technology to the FORE-SIGHT ELITE technology, and lower FORE-SIGHT ELITE demonstration equipment expenditures were primarily responsible for the lower capital spending.

Cash provided by financing activities was $7,474,000 for the six months ended June 30, 2015, largely reflecting the net proceeds after transaction costs of $8,517,000 from the Company’s public offering consummated in February 2015 and repayment of $1,000,000 of borrowings from the line-of-credit.

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

The Term Loan bears interest on the outstanding daily balance thereof at a fixed rate of 9.29%.  Under the Term Loan, 36 equal payments of $202,703 were to commence on July 1, 2015, with one final payment in an amount equal to the remaining principal balance on the final maturity date. Principal payments under the Term Loan may be deferred for an additional six months if the Company reached certain financial targets at April 30, 2015.  The Company has reached those targets, thus enabling it to defer principal repayments until January 1, 2016.  As such, the Company will continue to make interest-only monthly payments of $58,063 until January 1, 2016, at which time 30 payments of $241,935 will be required with the remaining final payment due in an amount equal to the remaining principal balance on the final maturity date.

Revolver advances will bear interest at a floating rate equal to 5.5% plus the higher of 1.5% per annum or GECC’s base rate determined by a LIBOR-based formula.  Amounts not borrowed against the Revolver up to the commitment amount of $2,500,000 bear interest at an annual rate of 0.30%. Maximum borrowings under the Revolver are based upon the Company’s eligible accounts receivable as defined in the Loan Agreement. There were no borrowings under the Revolver as of June 30, 2015, and the amount available for borrowing was $1,973,000 as of that date.

The Company has the right to prepay loans under the Loan Agreement in full at any time.  Effective from June 27, 2015, if the Term Loan is prepaid prior to maturity, an additional fee of 1% of the Term Loan amount is due.  Amounts prepaid under the Term Loan may not be re-borrowed.  Upon repayment of the Term Loan at any time, GECC is entitled to an additional fee equal to 4% of the Term Loan amount, or $300,000.

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity based in an amount not less than three times the Company’s monthly cash burn, as defined.  Management believes that the Company was in compliance with the Loan Agreement’s covenants as of June 30, 2015.

The Company’s prior secured term loan with East West Bank was repaid in full at the closing, and the prior revolving line-of-credit with East West Bank, which had no outstanding balance, was terminated.

The Company has financed various insurance premiums with notes payable aggregating $237,000 which will be repaid in full by December 2015.

As of June 30, 2015, the Company had cash and cash equivalents plus available borrowings under its revolving loan totaling $11,530,000, which amounts the Company believes are sufficient to support the Company’s operations for at least the next 12 months. The Company expects to continue to require cash for its operations during these periods.  The Company may seek additional capital to support its operations should the need arise. Management believes that it can obtain additional financing; however, there can be no assurance that such additional financing can be obtained on acceptable terms or at all.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the consolidated financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company’s critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.    The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company’s critical accounting policies and estimates, see Item 7 and Note 2 to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2014.  There were no significant changes in critical accounting policies and estimates during the three months ended June 30, 2015.

In April 2015, The Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2015-03, Interest – Imputation of Interest, to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt obligation be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendment in ASU 2015-03 which becomes effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim period within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2015. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: August 5, 2015
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: August 5, 2015
By: Jeffery A. Baird
Chief Financial Officer