Form 10-Q
period 2015-09-30
CAS MEDICAL SYSTEMS INC
filed 2015-11-06
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value   26,882,722 shares as of November 2, 2015.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Assets	2015	2014

Current assets:
Cash and cash equivalents	$8,637,806	$4,494,663
Accounts receivable, net	2,933,255	2,829,622
Inventories	1,924,988	2,226,979
Other current assets	416,442	556,760
Assets associated with discontinued operations	1,135,407	1,709,557
Total current assets	15,047,898	11,817,581

Property and equipment:
Leasehold improvements	139,970	139,970
Equipment at customers	3,794,452	3,795,659
Machinery and equipment	5,100,751	5,221,519
	9,035,173	9,157,148
Accumulated depreciation and amortization	(6,836,862)	(7,007,704)
Property and equipment, net	2,198,311	2,149,444

Intangible and other assets, net	1,362,655	1,469,090

Total assets	$18,608,864	$15,436,115

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Liabilities and Stockholders' Equity	2015	2014

Current liabilities:
Accounts payable	$1,439,604	$1,180,409
Accrued expenses	1,767,397	1,755,949
Notes payable	60,980	86,941
Note payable - line-of-credit	—	1,000,000
Current portion of long-term debt	2,177,415	1,216,218
Liabilities associated with discontinued operations	83,621	82,583
Total current liabilities	5,529,017	5,322,100

Deferred gain on sale and leaseback of property	259,899	360,877
Long-term debt, less current portion	5,322,585	6,283,782
Other long-term liability	300,000	300,000
Total liabilities	11,411,501	12,266,759

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized
Series A convertible preferred stock, 95,500 shares issued and outstanding, liquidation value of $12,909,788 and $12,255,072 at
September 30, 2015 and December 31, 2014, respectively	8,802,000	8,802,000
Series A exchangeable preferred stock, 54,500 shares issued and outstanding, liquidation value of $7,367,366 and $6,993,732 at
September 30, 2015 and December 31, 2014, respectively	5,135,640	5,135,640
Common stock, $.004 par value per share, 60,000,000 shares authorized,
26,968,722 and 19,563,333 shares issued at September 30, 2015 and
December 31, 2014, respectively, including shares held in treasury	107,875	78,253
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	29,391,575	20,285,008
Accumulated deficit	(36,138,247)	(31,030,065)
Total stockholders' equity	7,197,363	3,169,356

Total liabilities and stockholders' equity	$18,608,864	$15,436,115

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Operations
  (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net sales	$5,464,904	$4,729,983	$15,804,184	$14,022,775

Cost of sales	2,829,746	2,618,095	8,164,917	7,851,606
Gross profit	2,635,158	2,111,888	7,639,267	6,171,169

Operating expenses:
Research and development	851,846	849,854	2,584,103	2,484,739
Selling, general and administrative	3,240,832	2,730,042	9,464,833	8,967,491
Total operating expenses	4,092,678	3,579,896	12,048,936	11,452,230

Operating loss	(1,457,520)	(1,468,008)	(4,409,669)	(5,281,061)

Interest expense	216,667	226,342	648,755	566,895
Other income	(267)	(16,962)	(1,393)	(17,869)
Loss from continuing operations before income taxes	(1,673,920)	(1,677,388)	(5,057,031)	(5,830,087)
Income tax benefit	(16,287)	—	—	(6,857)
Loss from continuing operations	(1,657,633)	(1,677,388)	(5,057,031)	(5,823,230)
Income (loss) from discontinued operations, net of income taxes	30,248	(9,835)	(51,151)	12,735
Net loss	(1,627,385)	(1,687,223)	(5,108,182)	(5,810,495)
Preferred stock dividend accretion	348,747	325,367	1,028,350	959,409
Net loss applicable to common stockholders	$(1,976,132)	$(2,012,590)	$(6,136,532)	$(6,769,904)

Loss per common share from continuing operations - basic and diluted	$(0.08)	$(0.10)	$(0.25)	$(0.35)

Income (loss) per common share from discontinued operations - basic and diluted	$0.01	$(0.00)	$(0.00)	$0.00

Per share basic and diluted net loss applicable to common stockholders	$(0.07)	$(0.10)	$(0.25)	$(0.35)

Weighted-average number of common shares outstanding:
Basic and diluted	26,643,297	19,283,787	24,716,125	19,251,789

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2015
(Unaudited)

	Preferred Stock		Common Stock Issued		Common Stock Held in Treasury		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2014	150,000	$13,937,640	19,563,333	$78,253	86,000	$(101,480)	$20,285,008	$(31,030,065)	$3,169,356

Net loss								(5,108,182)	(5,108,182)

Common stock issued in public offering			7,130,000	28,520			8,488,975		8,517,495

Common stock issued under stock purchase plan			9,988	40			14,616		14,656

Warrants exercised			265,401	1,062			83,887		84,949

Stock compensation							519,089		519,089

BALANCE, September 30, 2015	150,000	$13,937,640	26,968,722	$107,875	86,000	$(101,480)	$29,391,575	$(36,138,247)	$7,197,363

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES:

Net loss	$(5,108,182)	$(5,810,495)
(Loss) income from discontinued operations	(51,151)	12,735
Loss from continuing operations	(5,057,031)	(5,823,230)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	1,037,678	1,219,346
Amortization and write-off of deferred financing costs	—	181,188
Stock compensation	515,343	792,208
Proceeds from demutualization of insurance provider	—	(16,838)
Amortization of gain on sale and leaseback of property	(100,978)	(100,978)
Changes in operating assets and liabilities:
Accounts receivable	(243,633)	(276,821)
Inventories	301,991	(661,632)
Other current assets	281,246	101,085
Accounts payable and accrued expenses	270,644	(233,704)
Net cash used in operating activities of continuing operations	(2,994,740)	(4,819,376)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(855,907)	(1,200,695)
Proceeds from demutualization of insurance provider	—	16,838
Additions to intangible assets	(99,553)	(113,805)
Net cash used in investing activities of continuing operations	(955,460)	(1,297,662)

FINANCING ACTIVITIES:
Repayments of note payable	(166,890)	(83,540)
Deferred financing costs	—	(291,312)
Repayment of line-of-credit	(1,000,000)	—
Debt extinguishment	—	(5,000,000)
Proceeds from long-term debt and warrants	—	7,500,000
Proceeds from issuance of common stock	8,617,100	122,273
Net cash provided by financing activities of continuing operations	7,450,210	2,247,421

Net increase (decrease) in cash and cash equivalents from continuing operations	3,500,010	(3,869,617)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash provided by operating activities of discontinued operations	647,514	481,328
Cash used in investing activities of discontinued operations	(4,381)	(1,020)
Net cash provided by discontinued operations	643,133	480,308
Net change in cash and cash equivalents	4,143,143	(3,389,309)

Cash and cash equivalents, beginning of period	4,494,663	8,190,302
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,637,806	$4,800,993

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$545,441	$299,400
Insurance premiums funded with note payable	$140,929	$147,162
End-of-term fee payable to lender	$—	$300,000
Warrants issued to lender	$—	$190,840

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2015

(1)      The Company

CAS Medical Systems, Inc. (“CASMED®” or the “Company”) is a medical technology company that develops, manufactures, and markets non-invasive patient monitoring products that are vital to patient care.  Our principal products are the FORE-SIGHT® and FORE-SIGHT ELITE® brand tissue oximeters and sensors, which comprise 70% of our September 30, 2015, year-to-date sales.  We also sell various legacy products that we group into a category entitled Traditional Monitoring, which includes non-invasive blood pressure measurement technologies, neonatal medical disposables, and service parts.

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

As further discussed in Note (3) below, the Company has reclassified its vital signs monitoring product line results to discontinued operations. Accordingly, the consolidated financial statements for all periods reported reflect those results as discontinued, and all assets and liabilities related to the product line and held as of December 31, 2014, are stated as assets and liabilities associated with discontinued operations.

As of September 30, 2015, the Company had cash and cash equivalents plus available borrowings under its revolving loan with its lender, totaling $10,431,000, which the Company believes are sufficient to support the Company’s operations for at least the next 12 months. The Company expects to continue to use cash from operations during these periods.  The Company’s term loan agreement with General Electric Capital Corporation (“GECC”) was consummated on June 27, 2014, (see Note 6) and contains an interest-only payment feature which enables the Company to defer principal repayments until January 1, 2016. The Company may seek additional capital to support its operations should the need arise. Management believes that it can obtain additional financing; however, there can be no assurance that such additional financing can be obtained on acceptable terms or at all.

(3)      Discontinued Operations

On October 26, 2015, the Company entered into an agreement (the “Agreement”) pursuant to which it sold certain assets related to its 740 SELECT® vital signs monitoring product line in exchange for $220,000 at closing and a one-year promissory note in the principal amount of $329,967. The Agreement also provides for royalty payments to the Company for sales of 740 SELECT products during the three-year period following the closing. In accordance with the Company’s agreement with GECC, the closing proceeds and the promissory note payments will be applied to the outstanding loan balance on the Company’s term loan.

During late 2014, the Company had notified its customers of its plans to phase out its vital signs monitors with technology that pre-dated the 740 SELECT. The sale of the 740 SELECT vital signs monitoring product line completes the Company’s exit from the vital signs monitoring market. The Company has reclassified its vital signs monitoring results to discontinued operations for all periods reported.  Management does not expect to incur material charges associated with the Company’s exit from this market.

The following table presents the assets and liabilities related to the vital signs monitoring product line classified as assets and liabilities associated with discontinued operations in the consolidated balance sheets as of the periods below:

	September 30,	December 31,
	2015	2014

Accounts receivable	$495,302	$447,838
Inventories	581,941	1,131,929
Property and equipment, net	55,354	126,980
Intangible assets	2,810	2,810
Total assets associated with
discontinued operations	$1,135,407	$1,709,557

Accounts payable	$55,113	$30,003
Accrued expenses	28,508	52,580
Total liabilities associated with
discontinued operations	$83,621	$82,583

The following table represents the financial results of the discontinued operations for the three and nine months ended September 30th:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net sales	$602,887	$801,268	$1,858,198	$3,062,512
Cost of sales	444,559	495,648	1,413,140	2,088,739
Gross profit	158,328	305,620	445,058	973,773
Operating expenses	111,793	315,455	496,209	954,181
Income (loss) from discontinued operations before income taxes	46,535	(9,835)	(51,151)	19,592
Income tax expense	16,287	—	—	6,857
Income (loss) from discontinued operations	$30,248	$(9,835)	$(51,151)	$12,735

(4)      Principal Products and Services

The Company has categorized its sales of products and services into the following categories:

●	Tissue oximetry monitoring products – includes sales of the Company’s FORE-SIGHT cerebral monitors, sensors, and accessories.

●	Traditional monitoring products – non-invasive blood pressure technology for sale to OEMs, and neonatal intensive care disposable supplies.

(5)      Inventories, Property and Equipment, and Intangible and Other Assets

Inventories consist of:

	September 30,	December 31,
	2015	2014

Raw materials	$1,198,957	$1,448,981
Work-in-process	23,832	25,014
Finished goods	702,199	752,984
Total	$1,924,988	$2,226,979

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Property and equipment includes FORE-SIGHT cerebral oximetry monitors primarily located at customer sites within the United States.  Such equipment, categorized as “Equipment at Customers”, is typically held under a no-cost program whereby customers purchase disposable sensors for use with the Company’s FORE-SIGHT equipment.  Under this program, the Company retains title to the monitors shipped to its customers and amortizes the monitors using the straight-line method over their estimated useful lives.  Equipment at Customers includes first-generation FORE-SIGHT cerebral oximeters, the net book value of which was reduced to an estimated fair value during the third quarter of 2013 upon the launch of the Company’s next-generation FORE-SIGHT ELITE monitor.

Intangible assets consist of patents issued, patents pending, trademarks, and purchased technology which are recorded at cost. Patents are amortized on a straight-line basis over 20 years. Capitalized costs are amortized over their estimated useful lives. Deferred financing costs are amortized over the term of the related agreement.

Intangible and other assets consist of the following:

	September 30,	December 31,
	2015	2014

Patents and other assets	$1,071,043	$994,266
Patents pending	305,408	282,633
Purchased technology	33,893	33,893
Deferred financing costs	780,810	780,810
	2,191,154	2,091,602
Accumulated amortization	(828,499)	(622,512)
Total	$1,362,655	$1,469,090

Deferred financing costs consist of $780,810 related to a Loan and Security Agreement (the “Loan Agreement”) consummated with GECC on June 27, 2014, as described in Note 6 below. The deferred financing costs include $300,000 of accrued fees to GECC payable at the maturity of the Loan Agreement or upon repayment of the term loan, warrants to purchase the Company’s common stock valued at $190,840, and other legal- and brokerage-related costs. In connection with the Loan Agreement, the Company’s secured term loan with East West Bank was repaid in full at the closing, and the revolving line-of-credit with East West Bank, which had no outstanding balance, was terminated.  As a result, unamortized deferred financing costs of $92,035 at June 27, 2014, pertaining to the East West Bank agreements, were recorded to interest expense.

Amortization expense of intangible and other assets for the nine months ended September 30, 2015, was $205,987. Estimated amortization expense for the calendar year 2015 is $297,600. Expected amortization expense of intangible and other assets for the next five calendar years and beyond follows:

2016	$256,600
2017	217,700
2018	109,800
2019	26,600
2020	26,100
Thereafter	554,300
$1,191,100

The Company reviews its intangibles and other assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the carrying amounts of its remaining long-lived assets are fully recoverable.

(6)      Financing Arrangements

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

The Series A Preferred Stock is entitled to a liquidation preference equal to the greater of 100% of the accreted value for each share of Series A Preferred Stock, outstanding on the date of a liquidation, plus all accrued and unpaid dividends, or the amount a holder would have been entitled to had the holder converted the shares of Series A Preferred Stock into common stock immediately prior to the liquidation.  Accordingly, based upon the liquidation value of the preferred stock at September 30, 2015, there were 8,487,716 shares of common stock issuable upon conversion of the Series A Preferred Stock. The Series A Preferred Stock votes together with the common stock as if converted on the original date of issuance.  Holders of Series A Preferred Stock are entitled to purchase their pro rata share of additional stock issuances in certain future financings.

The Company’s Loan Agreement with GECC prohibits the payment of cash dividends.  As of September 30, 2015, $5,277,154 in dividend accretion has accumulated on the Series A Preferred Stock.

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

The Term Loan bears interest on the outstanding daily balance at a fixed rate of 9.29%.  Under the Term Loan, principal payments may be deferred for six months if the Company reached certain financial targets at April 30, 2015. The Company has reached those targets as of April 30, 2015, thus enabling it to defer principal repayments until January 1, 2016.  As such, the Company will continue to make interest-only monthly payments of $58,063 until January 1, 2016, at which time 30 payments of $241,935 will be required with the remaining final payment due in an amount equal to the remaining principal balance on the final maturity date.

In accordance with the Term Loan, closing proceeds and promissory note payments from the sale of the Company’s 740 SELECT vital signs monitoring product line consummated on October 26, 2015, shall be applied to the outstanding loan balance.  As such, the scheduled amounts of repayment referred to above will be modified accordingly.

Revolver advances bear interest at a floating rate equal to 5.5% plus the higher of 1.5% per annum or GECC’s base rate determined by a LIBOR-based formula.  Amounts not borrowed against the Revolver up to the commitment amount of $2,500,000 bear interest at an annual rate of 0.30%. Maximum borrowings under the Revolver are based upon the Company’s eligible accounts receivable as defined in the Loan Agreement. The amount available for borrowing under the Revolver as of September 30, 2015, was $1,793,000. There were no borrowings under the Revolver as of September 30, 2015.

The Company has the right to prepay loans under the Loan Agreement in full at any time.  Effective from June 27, 2015, if the Term Loan is prepaid prior to maturity, an additional fee of 1% of the Term Loan amount is due.  Upon repayment of the Term Loan at any time, GECC is entitled to an additional fee equal to 4% of the Term Loan amount, or $300,000.

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity based on a formula. Management believes that the Company was in compliance with the Loan Agreement’s covenants as of September 30, 2015.

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

The outstanding balance of the Company’s term loan is stated for the following periods:

	September 30,	December 31,
	2015	2014

Balance of bank term loan	$7,500,000	$7,500,000
Less current portion	2,177,415	1,216,218
Long-term portion	$5,322,585	$6,283,782

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

At September 30, 2015, stock options and warrants to purchase 2,990,875 and 451,803 shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. On an as-converted basis, 8,487,716 shares of common stock pertaining to the private placement of 150,000 shares of Series A Preferred Stock were also excluded as they would have been anti-dilutive.

(8)     Stock Compensation Expense and Share-based Payment Plans

Stock compensation expense was $117,037 and $247,316 and $515,343 and $792,208 for the three- and nine-month periods ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,281,000.  Such amount, net of estimated forfeitures, will be recognized in operations through the second quarter of 2019.

The following table summarizes the Company’s stock option information as of and for the nine-month period ended September 30, 2015:

		Weighted-	Aggregate	Weighted-Average
	Option	Average	Intrinsic	Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years

Outstanding at December 31, 2014	3,106,000	$2.05	$75,000	7.6
Granted	220,000	1.57	600
Cancelled or expired	(335,125)	1.98
Exercised	—	—
Outstanding at September 30, 2015	2,990,875	2.03	—	7.0
Exercisable at September 30, 2015	1,585,250	$2.19	$—	5.8
Vested and expected to vest at
September 30, 2015	2,948,749	$2.03	$—	7.0

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

On June 25, 2014, the Company’s stockholders approved an amendment to the CAS Medical Systems, Inc. 2011 Equity Incentive Plan (the “Plan”) which increased the maximum number of shares that can be issued under the Plan by 1,000,000 to 3,000,000. Awards that may be granted under the Plan include options, restricted stock and restricted stock units, and other stock-based awards. The Plan limits the issuance of restricted stock to 500,000 shares. As of September 30, 2015, there remained 388,070 shares available for issuance as restricted stock and restricted stock units. The purposes of the Plan are to make available to our key employees and directors, certain compensatory arrangements related to growth in value of our stock so as to generate an increased incentive to contribute to the Company’s financial success and prosperity; to enhance the Company’s ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company’s financial growth and profitability; and to align, in general, the interests of employees and directors with the interests of our stockholders. As of September 30, 2015, there were 780,161 remaining shares available for issuance under the Plan, as amended.

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

In recognition of prior and future services performed on behalf of the Company, on January 5, 2015, each continuing non-employee director of the Company was granted a ten-year, non-qualified stock option to purchase 30,000 shares of common stock at an exercise price of $1.68 per share, the Nasdaq official closing price on the date of the grants, vesting over a four-year period on each anniversary of the date of the grant. The fair value of the stock options granted on January 5, 2015, was estimated on the grant date to be $1.20 per share using the Black-Scholes option-pricing model, assuming a weighted-average expected stock price volatility of 82.3%, a weighted-average expected option life of 6.3 years, an average risk-free interest rate of 1.74%, and a 0.0% average dividend yield. The fair value of the stock option granted on June 23, 2015, was estimated on the grant date to be $0.81 per share, using the Black-Scholes option-pricing model, assuming a weighted-average expected stock price volatility of 69.6%, a weighted-average expected option life of 6.3 years, an average risk-free interest rate of 1.97%, and a 0.0% average dividend yield.

During the first quarter of 2015, the Company issued a non-qualified stock option to purchase 40,000 shares of Company common stock to a new employee commensurate with the employee’s hiring. The exercise price of the stock option grant is $1.39 per share, representing the official Nasdaq closing price of the common stock on the grant date. The fair value of the option granted was estimated on the date of grant to be $0.968 per share using the Black-Scholes option-pricing model, assuming a weighted-average expected stock price volatility of 79.5%, a weighted-average expected option term of 6.3 years, an average risk-free interest rate of 1.66%, and a 0.0% average dividend yield. The stock option vests over a four-year period on each anniversary of the date of grant.

As of September 30, 2015, 150,000 restricted shares of common stock issued to the Company’s Chief Executive Officer during August 2010 remained issued and non-vested. Such shares have been fully amortized as of September 30, 2015.

A summary of the restricted shares of common stock outstanding and changes for the relevant periods follow:

	Nine Months	Weighted-Average
	Ended	Grant Date
	September 30, 2015	Fair-Value

Outstanding at beginning of period	178,694	$2.12
Granted	—	—
Cancelled	—	—
Vested	(28,694)	2.20
Outstanding at end of period	150,000	$2.10

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

Management Summary

On October 26, 2015, the Company entered into an agreement (the “Agreement”) pursuant to which it sold certain assets related to its 740 SELECT vital signs monitoring product line in exchange for $220,000 at closing and a one-year promissory note in the principal amount of $329,967. The Agreement also provides for royalty payments to the Company for sales of 740 SELECT products during the three-year period following the closing. In accordance with the Company’s agreement with GECC, the closing proceeds and the promissory note payments will be applied to the outstanding loan balance on the Company’s term loan.

During late 2014, the Company had notified its customers of its plans to phase out its vital signs monitors whose technology had pre-dated the 740 SELECT. The sale of the 740 SELECT vital signs monitoring product line completes the Company’s exit from the vital signs monitoring market. As such, the Company has reclassified its vital signs monitoring results to discontinued operations for all periods reported.  Management does not expect to incur material charges associated with the Company’s exit from this market.

Results of Operations

The Company recorded losses from continuing operations for the three months ended September 30, 2015 and 2014 of $1,658,000 and $1,677,000, respectively.  The loss from continuing operations for the nine months ended September 30, 2015, was $5,057,000, a 13% reduction from the $5,823,000 loss from continuing operations reported for the same period of the prior year.  The improvement in results from continuing operations for the nine months ended September 30, 2015, was led by a 13% increase in sales and a 24% improvement in gross profit, partially offset by a modest increase in operating expenses of 5%.

For the three months ended September 30, 2015, the Company incurred a net loss applicable to common stockholders of $1,976,000, or ($0.07) per basic and diluted common share, compared to a net loss applicable to common stockholders of $2,013,000, or ($0.10) per basic and diluted common share, for the three months ended September 30, 2014.

For the nine months ended September 30, 2015, the Company incurred a net loss applicable to common stockholders of $6,137,000, or ($0.25) per basic and diluted common share, compared to a net loss applicable to common stockholders of $6,770,000, or ($0.35) per basic and diluted common share, for the first nine months of 2014.

The following table provides information with respect to net sales by major category for the three months ended September 30th:

Total Net Sales ($000’s)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	September 30, 2015	September 30, 2014	(Decrease)	Change

Tissue Oximetry Monitoring	$3,938	$3,141	$797	25%
Traditional Monitoring	1,527	1,589	(62)	(4%	)
	$5,465	$4,730	$735	16%

Domestic Sales	$4,352	$3,630	$722	20%
International Sales	1,113	1,100	13	1%
	$5,465	$4,730	$735	16%

Worldwide sales were $5,465,000 for the three months ended September 30, 2015, an increase of $735,000, or 16%, over sales of $4,730,000 for the same three months of the prior year. Worldwide tissue oximetry product sales of $3,938,000 for the three months ended September 30, 2015, were $797,000, or 25%, above the $3,141,000 reported for the same period in the prior year led by increased U.S. sales. Sales of traditional monitoring products were $1,527,000 for the three months ended September 30, 2015, a decrease of $62,000, or 4%, from sales of $1,589,000 for the same prior-year period.

Sales of all products to the U.S. market accounted for $4,352,000, or 80%, of the total sales reported for the three months ended September 30, 2015, an increase of $722,000, or 20%, from the $3,630,000 of U.S. sales reported for the three months ended September 30, 2014. International sales of all products accounted for $1,113,000, or 20%, of the total sales reported for the three months ended September 30, 2015, an increase of $13,000, or 1%, from the $1,100,000 reported for the same period of the prior year.

 The following table provides additional information with respect to tissue oximetry sales for the three months ended September 30th:

Tissue Oximetry Sales ($000’s)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	September 30, 2015	September 30, 2014	(Decrease)	Change

Sensor Sales	$3,400	$2,615	$785	30%
Monitors & Accessories	538	526	12	2%
	$3,938	$3,141	$797	25%

Domestic Sales	$3,091	$2,369	$722	30%
International Sales	847	772	75	10%
	$3,938	$3,141	$797	25%

Worldwide sales of tissue oximetry products increased 25% for the third quarter of 2015, led by increased domestic sensor and monitor sales which were partially offset by lower sales of monitors to our international distributors. The Company shipped a net of 103 FORE-SIGHT monitors to customers in the third quarter, bringing the Company’s worldwide net cumulative shipments of oximetry monitors, as of September 30, 2015, to 1,599 units, an increase of 30% above the net cumulative shipments of 1,234 units as of September 30, 2014, including the U.S. installed base which expanded to 865, a 26% increase over September 30, 2014.

U.S. tissue oximetry product sales increased 30% to $3,091,000 driven by increases in both sensor and monitor sales. Domestic sensor sales increased 22% over the third quarter of the prior year. International tissue oximetry product sales increased $75,000, or 10%.  Lower international sales of monitors were partially offset by increases in sensor sales.

The following table provides information with respect to net sales by major category for the nine months ended September 30th:

	Nine Months	Nine Months
	Ended	Ended	Increase /	%
	September 30, 2015	September 30, 2014	(Decrease)	Change

Tissue Oximetry Monitoring	$11,100	$9,173	$1,927	21%
Traditional Monitoring	4,704	4,850	(146)	(3%	)
	$15,804	$14,023	$1,781	13%

Domestic Sales	$12,630	$10,994	$1,636	15%
International Sales	3,174	3,029	145	5%
	$15,804	$14,023	$1,781	13%

Worldwide sales were $15,804,000 for the nine months ended September 30, 2015, an increase of $1,781,000, or 13%, over sales of $14,023,000 for the same nine months of the prior year. Tissue oximetry product sales of $11,100,000 for the nine months ended September 30, 2015, were $1,927,000, or 21%, above the $9,173,000 reported for the same period in the prior year, reflecting a significant growth in worldwide sensor sales and increased sales of monitors to U.S. customers. Traditional monitoring product sales for the nine months ended September 30, 2015, decreased 3% to $4,704,000 from $4,850,000 reported for the same period in the prior year.

Sales of all products to the U.S. market accounted for $12,630,000, or 80%, of the total sales reported for the nine months ended September 30, 2015, an increase of $1,636,000, from the $10,994,000 of U.S. sales reported for the nine months ended September 30, 2014.  The increase is due to higher sales of tissue oximetry products which were partially offset by lower sales of traditional monitoring products. International sales of all products accounted for $3,174,000, or 20%, of the total sales reported for the nine months ended September 30, 2015, an increase of $145,000, or 5%, from the $3,029,000 reported for the same period of the prior year. Moderate increases in sales of tissue oximetry products were partially offset by lower sales of traditional monitoring products.

The following table provides information with respect to tissue oximetry sales for the nine months ended September 30th:

	Nine Months	Nine Months
	Ended	Ended	Increase /	%
	September 30, 2015	September 30, 2014	(Decrease)	Change

Sensor Sales	$9,520	$7,657	$1,863	24%
Monitors & Accessories	1,580	1,516	64	4%
	$11,100	$9,173	$1,927	21%

Domestic Sales	$8,866	$7,097	$1,769	25%
International Sales	2,234	2,076	158	8%
	$11,100	$9,173	$1,927	21%

Worldwide tissue oximetry product sales increased 21% to $11,100,000 for the first nine months of 2015, from $9,173,000 for the first nine months of 2014. Domestic tissue oximetry product sales were $8,866,000, an increase of $1,769,000, or 25%, over the first nine months of 2014, driven by increased sales of both sensors and monitors.  Sensor sales to U.S. customers increased 21% for the first nine months of 2015 compared to the prior-year period. International tissue oximetry product sales were $2,234,000, an increase of $158,000, or 8%, from the first nine months of 2014, as a result of increased sensor sales which were partially offset by lower sales of monitors.

Gross profit was $2,635,000, or 48.2% of sales, for the three months ended September 30, 2015, compared to $2,112,000, or 44.6% of sales for the three months ended September 30, 2014. Gross profit was $7,639,000, or 48.3% of sales, for the nine months ended September 30, 2015, compared to $6,171,000, or 44.0% of sales for the same period of the prior year. The gross profit improvement for both periods resulted primarily from favorable product mix driven by increased FORE-SIGHT sales both in total and as a percentage of the Company’s overall sales. Tissue oximetry sales continue to grow as a percentage of the Company’s overall sales reaching 72% of total sales for the third quarter of 2015 led by disposable sensor sales which accounted for 62% of all Company sales. FORE-SIGHT sensor sales contain more favorable gross margin rates compared to our traditional monitoring products. Management expects gross profit rates to continue to improve as FORE-SIGHT ELITE sensor sales expand and become an increasing percentage of overall sales.

Total operating expenses for the three months ended September 30, 2015, increased $513,000, or 14%, to $4,093,000, from $3,580,000 for the three months ended September 30, 2014. Operating expenses for the first nine months of 2015 increased $597,000, or 5%, to $12,049,000 from $11,452,000 for the same period of the prior year.

Research and development (“R&D”) expenses were largely unchanged for the three months ended September 30, 2015, increasing to $852,000 from $850,000 for the three months ended September 30, 2014.  R&D expenses increased $99,000, or 4%, to $2,584,000 for the nine months ended September 30, 2015, compared to $2,485,000 for the same period of the prior year. The increase for the nine-month period was primarily related to higher salaries and related benefits which were partially offset by reductions in engineering project spending and clinical studies.

Selling, general and administrative (“S,G&A”) expenses increased $510,000, or 19%, to $3,240,000 for the three months ended September 30, 2015, compared to $2,730,000 for the three months ended September 30, 2014.  The increases resulted from the expansion of the U.S. FORE-SIGHT sales force completed during the second quarter of 2015.  S,G&A expenses for the nine months ended September 30, 2015, were $9,465,000 compared to $8,967,000 for the nine months ended September 30, 2014, an increase of $498,000, or 6%.  Increases in U.S. FORE-SIGHT selling expenses were partially offset by reduced legal costs pertaining to the Company’s settlement of litigation during the second quarter of 2014.

Interest expense of $217,000 and $649,000 for the three- and nine-month periods ended September 30, 2015, respectively, reflected the borrowing costs associated with the Company’s loan agreement with GECC, including interest on the term debt and the line-of-credit and amortization of both the final payment fee and the warrants granted to GECC.

The Company does not expect to generate taxable income during its 2015 fiscal year. Income tax benefits that may be generated during 2015 would be offset by a deferred income tax asset valuation allowance. Management established the valuation allowance as a result of cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets, concluding that a full valuation allowance is warranted.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2015, the Company's cash and cash equivalents totaled $8,638,000, compared to $4,495,000 as of December 31, 2014. Working capital increased $3,024,000 to $9,519,000 as of September 30, 2015, from $6,495,000 as of December 31, 2014, primarily as a result of the proceeds from the Company’s February 2015 public offering.

Cash used in operating activities of continuing operations for the nine months ended September 30, 2015, was $2,995,000, compared to cash used in operating activities of continuing operations of $4,819,000 for the same period in the prior year. The decrease in cash used from operations from the prior-year period resulted from lower operating losses before non-cash charges and favorable changes in various working capital items.

Cash used in investing activities of continuing operations was $955,000 for the nine months ended September 30, 2015, compared to cash used in investing activities of continuing operations of $1,298,000 for the same period in the prior year. Lower requirements for placements of FORE-SIGHT cerebral oximeters at customer locations, fewer upgrades of existing accounts from first-generation technology to the FORE-SIGHT ELITE technology, and lower FORE-SIGHT ELITE demonstration equipment expenditures were primarily responsible for the lower capital spending.

Cash provided by financing activities of continuing operations was $7,450,000 for the nine months ended September 30, 2015, largely reflecting the net proceeds after transaction costs of $8,517,000 from the Company’s public offering consummated in February 2015 and repayment of $1,000,000 of borrowings from the line-of-credit.

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

The Term Loan bears interest on the outstanding daily balance at a fixed rate of 9.29%.  Under the Term Loan, principal payments may be deferred for six months if the Company reached certain financial targets at April 30, 2015. The Company has reached those targets as of April 30, 2015, thus enabling it to defer principal repayments until January 1, 2016.  As such, the Company will continue to make interest-only monthly payments of $58,063 until January 1, 2016, at which time 30 payments of $241,935 will be required with the remaining final payment due in an amount equal to the remaining principal balance on the final maturity date.

In accordance with the Term Loan, closing proceeds and promissory note payments from the sale of the Company’s 740 SELECT vital signs monitoring product line consummated on October 26, 2015, shall be applied to the outstanding loan balance.  As such, the scheduled amounts of repayment referred to above will be modified accordingly.

Revolver advances will bear interest at a floating rate equal to 5.5% plus the higher of 1.5% per annum or GECC’s base rate determined by a LIBOR-based formula.  Amounts not borrowed against the Revolver up to the commitment amount of $2,500,000 bear interest at an annual rate of 0.30%. Maximum borrowings under the Revolver are based upon the Company’s eligible accounts receivable as defined in the Loan Agreement. There were no borrowings under the Revolver as of September 30, 2015, and the amount available for borrowing was $1,793,000 as of that date.

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

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity based in an amount not less than three times the Company’s monthly cash burn, as defined.  Management believes that the Company was in compliance with the Loan Agreement’s covenants as of September 30, 2015.

The Company’s prior secured term loan with East West Bank was repaid in full at the closing, and the prior revolving line-of-credit with East West Bank, which had no outstanding balance, was terminated.

The Company has financed various insurance premiums with notes payable aggregating $237,000 which will be repaid in full by December 2015.

As of September 30, 2015, the Company had cash and cash equivalents plus available borrowings under its revolving loan totaling $10,431,000, which amounts the Company believes are sufficient to support the Company’s operations for at least the next 12 months. The Company expects to continue to require cash for its operations during these periods.  The Company may seek additional capital to support its operations should the need arise. Management believes that it can obtain additional financing; however, there can be no assurance that such additional financing can be obtained on acceptable terms or at all.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the consolidated financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company’s critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.    The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company’s critical accounting policies and estimates, see Item 7 and Note 2 to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2014.  There were no significant changes in critical accounting policies and estimates during the three months ended September 30, 2015.

On August 27, 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  Prior to the new guidance, there was no specific guidance in US GAAP about management’s responsibility to evaluate and report on going concern.  ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related disclosures.  The new standard is effective for the Company for the year ending December 31, 2016.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest, to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt obligation be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendment in ASU 2015-03 which becomes effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim period within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2015. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: November 6, 2015
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: November 6, 2015
By: Jeffery A. Baird
Chief Financial Officer