Form 10-K
period 2015-12-31
CAS MEDICAL SYSTEMS INC
filed 2016-03-30
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10‑K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒                No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐                                                     Accelerated filer ☐
Non-accelerated filer ☐                                                       Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒
As of June 30, 2015, which is the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $18,522,000 based on the closing price as reported on the Nasdaq Capital Market.  This calculation does not reflect a determination that persons are affiliates for any other purpose.
As of March 28, 2016, there were 27,308,806 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 22, 2016, are incorporated by reference in Part III of this Report.  Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Form 10‑K.

PART I

This report contains information that includes or is based on forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties.  These statements may be identified by the use of words such as "anticipates", "expects", "estimates", "projects", "goal", "intends", and "believes", and variations thereof, and other terms of similar meaning.  Factors that could cause the Company's actual results and financial condition to differ from the Company's expectations include, but are not limited to, potential liquidity constraints, price and product competition, rapid technological changes, dependence on new product development, failure to introduce new products effectively or on a timely basis, the mix of products sold, supply and prices of raw materials and products, customer demand for the Company's products, regulatory actions, changes in reimbursement levels from third-party payors, product liability or other litigation claims, changes in economic conditions that adversely affect the level of demand for the Company's products, changes in foreign exchange markets, changes in financial markets, changes in the competitive environment, and other risks described in Item 1A "Risk Factors" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.  While the Company believes that the assumptions underlying such forward-looking statements are reasonable, there can be no assurance that future events or developments will not cause such statements to be inaccurate.  All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.
The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by law.

Unless the context indicates otherwise, as used in this report, the terms "CAS", "CASMED", the "Company", "we", "us", and "our" refer to CAS Medical Systems, Inc.

Item 1. Business

Overview

We are a medical technology company that develops, manufactures, and markets non-invasive patient monitoring products that are vital to patient care.  Our vision is simple:  That no patient is harmed by undetected tissue hypoxia.  To realize this vision, we design, manufacture, and distribute the FORE-SIGHT® and FORE-SIGHT ELITE® brand tissue oximeters and sensors.  These products alert clinicians to the oxygenation levels of a patient's brain or other body tissue with a simple non-invasive sensor applied to the skin to avoid harm caused by insufficient oxygen, or hypoxia.  The FORE-SIGHT product line comprised 71% of our 2015 sales from continuing operations.  We also sell legacy products that we group into a category entitled Traditional Monitoring, which includes non-invasive blood pressure measurement technologies, neonatal medical disposables, and service sales.

We believe that our FORE-SIGHT tissue oximetry products place CASMED in a unique position to expand the clinical application for monitoring tissue oxygenation. Standard non-invasive parameters, such as pulse oximetry and blood pressure, provide only surrogate markers of tissue oxygen delivery.  The indirect nature of these parameters forces clinicians to infer the adequacy of oxygenation in vital organs, including the brain, during medical procedures.  However, data convincingly shows that clinician inferences of cerebral oxygenation during medical procedures often does not correlate with actual tissue oxygenation levels and that potentially dangerously low levels of cerebral oxygenation often go unrecognized, correlating to high levels of patient harm.  Therefore, direct monitoring of cerebral oxygenation with FORE-SIGHT oximeters provides a unique and powerful tool that allows clinicians to recognize and treat potentially dangerous tissue hypoxia to avoid adverse clinical outcomes.

As clinician education and experience demonstrates that use of cerebral and tissue oximetry improves patient care, the market for these monitors should continue to expand at attractive rates as the industry penetrates what we believe is more than a $500-million addressable market.  We believe the FORE-SIGHT tissue oximeter provides clinicians the most accurate and reliable readings and is well-positioned to compete in that expanding market.

Strategy Execution

In 2015, the Company made substantial progress towards its multi-year strategic goal of focusing on FORE-SIGHT's opportunity to redefine the tissue oximetry market and transform CASMED from a low-margin commodity capital medical equipment business into a high-growth, high-margin medical disposables business.

Given the unique clinical value of FORE-SIGHT and its position as a best-in-class cerebral oximeter in an expanding market, we believe that substantial investment in the FORE-SIGHT opportunity has been and is warranted to drive increases in the Company's enterprise value over the longer term.  Our FORE-SIGHT ELITE technology has significantly lower costs than the first-generation technology. As a result, our gross profit margins have increased recently.  This enables us to: 1. invest those gross profits to expand, upgrade, and revitalize our FORE-SIGHT sales organization; 2. increase our marketing and clinical support; and 3. continue to reduce FORE-SIGHT product costs through prudent R&D spending.

Specific recent achievements include:

•	The launch of the FORE-SIGHT neonatal and pediatric applications in September 2015 enabled the Company to better address more than 25% of the U.S. oximetry market devoted to those applications.

•
The Company materially expanded and upgraded its U.S. distribution by increasing the number of direct employees in the field selling organization from 14 to 22 at year-end 2015 in 13 sales territories, all enhanced with the hiring of a highly-experienced sales professional in October 2015 to lead that organization.

•	FORE-SIGHT sales growth continued throughout the year with fourth-quarter sales up 33% over prior year.

•
The Company realized significant gross profit margin improvements from 33.6% in 2013 to 44.5% in 2014 and to 49.2% in 2015, as product mix shifted to FORE-SIGHT oximetry and the Company realized material cost reductions with the introduction of its lower-cost, second-generation FORE-SIGHT ELITE oximetry technology.

•	FORE-SIGHT sales represented 74% of CASMED's total sales from continuing operations in the fourth quarter of 2015, and FORE-SIGHT sensor sales accounted for 60% of those sales.

•
The five-year FORE-SIGHT sales compound average growth rate reached 24% at the end of 2015 for overall sales and 29% for U.S. sales.  The fourth quarter of 2015 was the 23rd consecutive quarter of double-digit U.S. FORE-SIGHT sensor sales growth over the prior-year quarter.

•
The Company had net worldwide shipments of 379 FORE-SIGHT monitors in 2015, causing the worldwide cumulative shipments since launch to reach 1,708 by year-end with an installed base in the U.S. of 914, up 26% over the year-end 2014 base.

•
With FORE-SIGHT oximetry, the Company continued to gain market share and expand the market with 45% of all new accounts in the U.S. in 2015 taken from competitors, while 55% of new accounts were "greenfields" and had not recently utilized a tissue oximetry product.   In addition, a substantial amount of the Company's U.S. FORE-SIGHT sensor sales growth came from increases in utilization at hospitals that were already customers prior to 2015.

•
We continue to gain name-brand hospitals as customers around the world, in the U.S. in particular.  We now count as customers nine of the top 20 U.S. adult cardiac hospitals, as ranked by U.S. News and World Report.

•
Our efforts to expand our international FORE-SIGHT distribution in 2014 in key markets paid off with a 52% increase in international disposable sensor sales for 2015, despite pricing pressures from unfavorable currency conditions and other factors. Strong performance from our high-quality distributors in Japan, China, Germany, Benelux, and the United Kingdom drove the 2015 increase in sales.

•
In the fourth quarter of 2015, we exited our legacy vital signs monitoring business, by discontinuing our historic 740® brand vital signs monitors and by divesting the 740 SELECT® brand vital signs monitors in a cash-generating transaction.  On March 28, 2016, we sold our neonatal intensive care disposable supplies product line for $3.35 million. Both of these transactions will allow for enhanced focus on the Company's FORE-SIGHT oximetry business.

Description of Products and Services
The Company reports two categories of sales within one reportable business unit.
•	Tissue Oximetry Monitoring – includes sales of the Company's FORE-SIGHT tissue oximeter monitors, sensors, and accessories.
•
Traditional Monitoring – includes sales of the Company's legacy products comprising:  (i) the OEM sales of the Company's proprietary non-invasive blood pressure technology (MAXNIBP® and MAXIQ™); (ii) neonatal intensive care disposable supplies; and (iii) monitor service and repair. Effective March 28, 2016, the Company sold its neonatal intensive care disposable product line.

Tissue Oximetry Monitoring

CASMED's FORE-SIGHT tissue oximeter technology provides clinicians with a simple, non-invasive, quantitative measurement of oxygenation of cerebral tissue typically during surgery or critical care situations.  The percentage saturation of cerebral hemoglobin with oxygen is obtained by placing a sensor on the skin on both the right and the left side of the patient's forehead. The FORE-SIGHT ELITE sensors emit five different wavelengths of infrared light that harmlessly penetrate into the cerebral tissue and are reflected back to photo-detectors in the same sensor.  An exclusive algorithm then determines the percentage of hemoglobin that is saturated with oxygen in the blood of the brain tissue underlying each sensor. Through these proprietary and patented processes, FORE-SIGHT provides clinicians with an accurate, absolute numerical measure of tissue oxygenation.  FORE-SIGHT can also be used to monitor the oxygenation of other tissues such as muscle and abdominal tissues in newborns weighing less than 4 kilograms.

By non-invasively and continuously measuring absolute cerebral tissue oxygen levels, our FORE-SIGHT tissue oximeter enables clinicians to identify and quickly react to dangerously low brain oxygen levels and empowers them to provide better care.

We believe that FORE-SIGHT incorporates a combination of features that permit obtained oxygenation values to be more reliable and more accurate and, therefore, more actionable by clinicians in critical care environments.

•
CASMED's FORE-SIGHT ELITE monitors emit five wavelengths of light, permitting an increased level of signal acquisition, thus providing sufficient data to solve for other optical variables in the tissue sample, such as melanin in the skin, which would otherwise be confused as hemoglobin signals.

•
CASMED's FORE-SIGHT sensors are designed with a preferred geometry, maximizing the distance between the light source and the farthest photo-detector, thereby providing a light pathway that penetrates deeper into the tissue, giving a greater tissue sample for interrogation.

•
CASMED's FORE-SIGHT patented and proprietary algorithm utilizes a combination of methods to sort out optical signals created by non-critical background tissue that otherwise confound measurement of oxygenated hemoglobin levels.

Monitors that predominantly provide trend-based values differ significantly from the FORE-SIGHT oximeter which provides absolute values.  Trend-based monitors rely upon a baseline measurement from which a declination of some percentage is then considered to be an actionable "desaturation" event.  However, the baseline presumes the patient's oxygenation levels are not already compromised by the introduction of anesthesia, inspired oxygen, existing cardiovascular disease, compromised physiology, or other confounding factors.  Therefore, in those instances where a patient is already ill, is already being treated, or for which a single "spot check" value is sought, a valid baseline measurement may not be available.

With FORE-SIGHT's absolute tissue oxygenation measurement, clinicians can have confidence that the value displayed is an accurate reflection of the actual tissue oxygenation to enable clinical interventions once a predetermined absolute threshold is reached (for example, if the oxygen saturation levels drop below an absolute value of 60%).

We believe our FORE-SIGHT oximeter helps clinicians solve a serious deficit in the care of many critical care patients.  Unrecognized and dangerous desaturation events occur with much greater frequency than previously known and can only be identified with the direct measurement that tissue oximeters provide.  Given this evidence, we believe our best-in-class FORE-SIGHT technology continues to gain clinical adoption in new and existing accounts and is well-positioned in the market for future growth.

We launched our next-generation FORE-SIGHT ELITE Tissue Oximeter late in the third quarter of 2013, creating an inflection point for the Company.  The FORE-SIGHT ELITE monitor is lighter and more portable than our prior model, includes more features, and provides for enhanced ease-of-use. New features include the ability to monitor four channels of patient data; a larger, higher contrast viewing screen; and intuitive touch-screen controls. Its revolutionary system, using five wavelengths of light to interrogate tissue under the sensor, allows the ELITE system to measure oxygenation at levels of accuracy previously not seen.

The FORE-SIGHT ELITE has also been designed for lower manufacturing and service costs, and the Company continues to execute on the strategy to enhance design and production to reduce those costs further.

Since its introduction in 2007 through the end of 2015, we have shipped a cumulative total of 1,708 FORE-SIGHT monitors to customers throughout the world, including 379 monitors shipped in 2015.  The quantity of "net units shipped" that we report each fiscal quarter adds to this cumulative total and reflects the number of monitors shipped to customers less returns.  The cumulative total is not affected by exchanges or monitor upgrades. Cumulative net shipments in the U.S., reported as the installed base, reached 914 monitors at year-end 2015, up 26% over the prior year-end base.

The Need for Tissue Oxygenation Monitoring

Oxygen is necessary to keep cells viable.  The brain has a very high metabolic rate, consuming approximately 20% of the body's oxygen at rest.  It is the organ that is least resistant to oxygen deprivation. Lack of sufficient oxygenation in the brain causes neurologic injury such as cognitive impairment, stroke, paralysis, coma, and/or hypoxic encephalopathy.  These injuries can result in severe morbidity or even death. Dangerous deficits in brain hemoglobin saturation (reflecting decreased brain oxygen levels) are termed "desaturation events" because the hemoglobin of the blood is no longer sufficiently "saturated" with oxygen molecules.  Desaturations can be caused by many factors.  The brain responds to insufficient levels of oxygen by increasing ventilation, cardiac output, and blood pressure in order to increase oxygen delivery.  It also vasodilates to increase brain blood flow.  This biologic process is called "auto-regulation."  However, auto-regulation is compromised by illness, surgical intervention, trauma, and anesthesia; and neonates and children have immature auto-regulation capabilities.

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

Most conventional monitoring is ultimately employed to assure an adequate balance between oxygen supply and demand.  Reliably measuring the impact of complicated interactions among factors affecting cerebral oxygenation requires unacceptably invasive techniques.  Standard parameters, such as pulse oximetry, heart rate and blood pressure determinations, capnometry, and cardiac output assessment, each provide only indirect predictions of cerebral oxygenation.  From that information, a clinician can only infer that a patient's brain inadequately oxygenated.  Data from cerebral oximetry convincingly shows that the estimations clinicians make about cerebral oxygenation based solely on these indirect measures are frequently wrong and that threatening cerebral desaturation events occur without recognition.   Thus, in many acute care settings, such as surgery, intensive care, and other critical care environments, patients are exposed to potentially damaging cerebral hypoxia that could likely be prevented if recognized.

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

The Market for Tissue Oximetry

Cerebral desaturation events occur with much greater frequency than previously believed.  The large and growing body of published literature in support of cerebral oximetry provides a solid academic and data-driven support for the expanded use of the product in a variety of critical care settings including: heart surgery; lung surgery; major vascular surgery; neurosurgery; surgeries that provide a risk of large blood loss, such as orthopedic hip and spine; surgeries on elderly patients or those with compromised vascular systems or other co-morbidities; surgeries with non-supine patient positioning, such as orthopedic "beach chair" shoulder surgery and bariatric surgery; trauma care; cardiac arrest; and intensive care patient management in adult, pediatric, and neonatal wards, among others. Therefore, in the U.S. alone, cerebral monitoring could safeguard millions of patients each year.

While we believe the eventual addressable market for tissue oximetry exceeds $500 million, we estimate current total worldwide annual sales of tissue oximetry to be approximately $100 million.  Given the broad potential applicability of this parameter and the small current rate of market penetration, we also believe that market rates of growth can accelerate in the foreseeable future, particularly as the use of oximetry moves toward becoming a standard of care.

The literature in support of tissue oximetry, in general, and FORE-SIGHT oximetry, in particular, will play an increasingly important role in the expansion of the tissue oximetry market as clinicians continue to be educated regarding the potential benefits of this parameter.  Consequently, a significant part of our longer-term strategy is to continue to encourage and support research related to the need for cerebral oximetry and its efficacy in improving care.  FORE-SIGHT has already been referenced in hundreds of papers, abstracts, and posters, and the literature in support of the product grows every year.

Traditional Monitoring

In addition to Tissue Oximetry products, CASMED provides vital signs monitoring products, supplies, and services to clinicians around the world.  Those include:

1)
Sales to Original Equipment Manufacturers ("OEM") of the Company's proprietary non-invasive blood pressure technology (MAXNIBP and MAXIQ) for inclusion in the OEM customers' own multi-parameter monitors and

2)
Supplies and service, including neonatal intensive care disposables supplies (such as electrodes and skin temperature probes). On March 28, 2016, the Company sold the neonatal intensive care supplies product line.

Blood Pressure Measurement Technology

The Company has developed a proprietary non-invasive blood pressure measurement technology that it sells under the MAXNIBP and MAXIQ brands.  The Company believes this technology is more accurate, reliable, and able to produce a measurement result faster than its competitors in high-motion environments.  These advantages are important, especially in the most challenging clinical situations where measurements can be difficult to obtain, such as emergency care and when caring for pediatric patients.  The Company has entered into OEM agreements to supply its MAXNIBP and MAXIQ technology to various companies throughout the world.  This technology is used in other monitoring systems where non-invasive blood pressure is one of many measurement parameters.  The Company's OEM relationships are typically multi-year.

Supplies and Service

CASMED supplied a line of specialty neonatal supplies, including Klear-Trace® electrodes and NeoGuard® skin temperature probes, adhesive reflectors, and Limboard® arm boards. These high-quality single-patient-use products are designed specifically to meet the unique needs of neonatal intensive care. On March 28, 2016, the Company sold the neonatal intensive care supplies product line. The Company also provides various repair services to its customers for monitors in place in the field.

Sales and Marketing

The Company markets its products globally, through hospital, surgery center and outpatient facility, homecare, veterinary, and emergency medical distribution channels. A number of different sales channels are utilized to maximize opportunities for the various product lines we offer.

Tissue Oximetry Monitoring

The Company's FORE-SIGHT tissue oximeters are sold via a direct sales force, key manufacturer's representatives groups within the U.S., and stocking distribution partners outside the U.S.  As of December 31, 2015, the Company's U.S. sales organization was comprised of one vice president, three regional managers, ten direct sales representatives, two manufacturer's representative organizations, and eight clinical specialists.  The international sales organization included one vice president and three sales consultants located in Europe, the Middle East, and the Pacific Rim, all managing FORE-SIGHT sales through our distribution partners.

The Company continues to invest significant resources in hiring, engaging, educating, and supporting its FORE-SIGHT field sales organization.

Traditional Monitoring

The Company sells its non‑invasive blood pressure technology in the form of sub‑assemblies to be assembled into other OEM companies' multi‑parameter monitors. The Company sells this product line on a direct basis, utilizing headquarters-based employees to solicit companies operating in both the domestic and international markets.

Sales of the Company's neonatal supplies are primarily sold via key stocking distribution partners in the U.S.

	Financial Information Relating to Sales
	Year Ended December 31,

	2015	2014

Domestic Sales	$17,257,450	$14,901,740
International Sales	4,381,915	4,313,023
Total	$21,639,365	$19,214,763

Competition

The Company competes in the broader medical equipment market for patient monitoring equipment and supplies. We believe that our reputation for producing innovative, accurate, and reliable products that are user-friendly and contain best-in-class technology are key factors in our ability to successfully compete with larger organizations in the medical products market.

We believe that the principal competitive factors that our company and other companies competing in our markets face are:

•	FDA clearance and other regulatory approvals;
•	The accuracy, reliability, and precision of any biologic measurements provided;
•	Publication of peer-reviewed clinical studies in support of the clinical use of product;
•	Acceptance by thought-leaders in anesthesia, surgery, perfusion, and other key clinical roles for new technologies, such as cerebral oxygenation monitoring;
•	Documented correlation to improved patient outcomes and lower costs;
•	The cost effectiveness of monitoring solutions and overall pricing;
•	Data interfaces with multi-parameter patient monitoring and data solutions;
•	The overall ease-of-use and product quality;
•	The scale and capability of sales and marketing organizations, including established sales distribution channels;
•	Contractual arrangements with hospitals, hospital systems, buying groups, and professional service providers; and
•	Proprietary technology.

Competitors for our Tissue Oximetry products include Covidien, Ornim, Masimo, Hutchinson Technology, Nonin Medical, and Hamamatsu.

Competitors for our Traditional Monitoring products are myriad and include large corporations such as the SunTech Medical Division of Halma, Inc., Omron Corp., and Mindray in the OEM NIBP market.  Many of the major patient monitoring solutions companies also have their own proprietary NIBP technology.

Research and Development

As of December 31, 2015, our Research and Development (“R&D”) organization consisted of a staff of 19 engineers and scientists focused on the following primary areas:

•	Advanced algorithm research;
•	Sensor and optical development;
•	Hardware development and support; and
•	Clinical research.

Our R&D efforts in 2015 were primarily focused on expanding the applications for our FORE-SIGHT ELITE monitor, reducing FORE-SIGHT ELITE sensor manufacturing costs and advancing the design and the performance of our MAXNIBP non-invasive blood pressure technology.

During 2015 and 2014, the Company incurred R&D expenses of approximately $3,514,000 and $3,316,000, or 16% and 17% of sales, respectively. The higher R&D expenses in 2015 were caused by increased salaries and related benefits partially due to a slight increase in personnel and lower state R&D tax credits.

Trademarks, Patents, and Copyrights

Certificates of Registration have been issued to the Company by the United States Patent and Trademark Office for the following marks:  CAS®, CASMED®, FORE-SIGHT®, FORE-SIGHT ELITE®, COOL-LIGHT®, For Every Life and Breath Situation®, For What's Vital®, HOLD-TIGHT®, LASER-SIGHT®, and MAXNIBP®.  In addition, the Company has pending trademark applications.

The Company holds 15 U.S. patents and 15 non-U.S. patents and has multiple pending patent applications for its FORE-SIGHT technologies which it believes provide it with a competitive market advantage.  The Company believes the design concepts covered in its patents, patent applications, and provisional patent applications are important to providing a tissue oximeter capable of absolute tissue oxygen saturation measurements with the FORE-SIGHT oximeter level of accuracy. Although the Company holds such patents and has patents pending related to certain products, it does not believe that its business as a whole is significantly dependent upon patent protection.  The Company also relies on trade secret, copyright, and other laws and on confidentiality agreements to protect its technology.  The Company has copyright protection for the software used in its blood pressure and tissue oximeter monitors.

The Company will continue to seek patent, trademark, and copyright protections as it deems advisable to protect the markets for its products and its R&D efforts.

Employees

As of December 31, 2015, the Company had 101 employees of which 98 were full-time.  The Company has no collective bargaining agreements and believes that relations with its employees are good.

Government Regulation

Medical products of the type currently being marketed and under development by the Company are subject to regulation under the Food, Drug and Cosmetic Act (the "FD&C Act") and numerous acts and amendments such as the Quality System Regulations ("QSR"), often referred to as Good Manufacturing Practices ("GMP").

In addition, depending upon product type, the Company must also comply with those regulations governing the Conduct of Human Investigations, Pre‑Market Notification Regulations, and other requirements, as promulgated by the FDA.  The FDA is authorized to inspect a device, its labeling and advertising, and the facilities in which it is manufactured, in order to ensure that the device is not manufactured or labeled in a manner which could cause it to be in violation of the FD&C Act.

The FDA has adopted regulations which classify medical devices based upon the degree of regulation believed necessary to assure safety and efficacy.  A device is classified as a Class I, II, or III device.  Class I devices are subject only to general controls.  Class II devices, in addition to general controls, are or will be subject to "performance standards."  Most devices are also subject to the 510(k) pre‑market notification provision.  In addition, some Class III devices require FDA pre‑market studies before they may be marketed commercially because their safety and effectiveness cannot be assured by the general controls and performance standards of Class I or II devices.

The Company's products are primarily Class I and II devices, and most require FDA clearance under Section 510(k) of the FD&C Act.

In the last factory inspection of the Company by the FDA during March 2013, no material non-conformities were observed.

International Regulatory Compliance

CASMED maintains certification to ISO 13485:2003 by the Notified Body, BSI Inc., for its manufacturing facility. These certifications and compliance with the Medical Device Directive allow CASMED to use the "CE" mark on its products.  The CE mark is required for medical devices to gain access to the European Union ("EU") common market and other non-EU markets as well.  The FDA, recognizing the value of this universally accepted quality system, has patterned its Quality System Regulations after ISO 9001 and ISO 13485. CASMED maintains full compliance with ISO 13485:2003 and the EU's Medical Device Directive, as evaluated by annual assessment.

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

Customers

Our five largest customers accounted for approximately 23% and 24% of sales from continuing operations in 2015 and 2014, respectively.  Among these customers, Physio-Control, Inc. accounted for 11% of sales from continuing operations during each of 2015 and 2014.

Backlog

The Company's backlog includes orders pursuant to long-term OEM agreements as well as orders for products shippable on a current basis. Total backlog, therefore, is not a meaningful indicator of the Company's future sales.

Corporate Information

CAS Medical Systems, Inc. is a Delaware corporation organized in 1984. Our corporate offices are located at 44 East Industrial Road, Branford, CT 06405, and our telephone number is (203) 488-6056. Our website address is www.casmed.com. The information available on our website is not a part of this Annual Report on Form 10-K.

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

We have experienced operating losses during our last eight fiscal years.  The net loss applicable to common stockholders was $8,282,000 for the 2015 calendar year, and the accumulated deficit was $37,929,000 as of December 31, 2015.  The Company does not anticipate a return to operating profits in the near-term, and there can be no assurance that we will be able to improve our results of operations in the near-term or at all.

The Company's ordinary short-term capital needs are expected to be met from our cash-on-hand which was supplemented by net proceeds of approximately $8,517,000 from a public offering of our common stock consummated on February 17, 2015, and amounts available under the revolving credit agreement with our lender. In addition, on March 28, 2016, the Company sold its neonatal intensive care disposables product line for $3,350,000 of consideration, including $3,035,000 paid in cash at closing.

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

Our business is materially and increasingly dependent on our FORE-SIGHT tissue oximetry products.

Sales of our FORE-SIGHT tissue oximetry products represented approximately 71% of our 2015 net sales from continuing operations, up from 65% during 2014.  Our business strategy in recent years has been to transform CASMED from a low-margin commodity capital medical equipment business into a high-growth, high-margin medical disposables business.  A key aspect of this strategy has been to focus on the growth of our FORE-SIGHT tissue oximetry products, while exiting or de-emphasizing our other various lines of business.  However, the relative growth of FORE-SIGHT results in additional concentration risks.  In the absence of significant other lines of business, we are subject to a greater degree on the success of our FORE-SIGHT tissue oximetry products.  Any adverse business or other events relating to our FORE-SIGHT tissue oximetry products, including those described elsewhere in this Item 1A, will result in a proportionately greater potential negative impact on our business and financial condition.

Our business is impacted by customer concentration.

The Company's five largest customers accounted for approximately 23% and 24% of sales from continuing operations in 2015 and 2014, respectively.  Among these customers, Physio-Control, Inc. accounted for 11% of such sales during each of 2015 and 2014. The loss of any significant customer could have a material adverse effect on our financial position and results of operations.

We are devoting substantial resources to the development and marketing of our tissue oximetry products.

We expect to devote a significant amount of resources to continue the development and marketing of our FORE-SIGHT tissue oximetry products. We believe that substantial additional resources are required to further penetrate the markets for these products.  Such investments include further research and development, including significant expenditures for clinical studies, equipment for placements at customer sites, further expansion of our selling organization, marketing expenditures, and general working capital requirements. There can be no assurance that we will be successful in these endeavors.  In addition, since we have limited financial resources, our emphasis on FORE-SIGHT tissue oximetry products may result in a lack of sufficient resources for our other product lines, which may negatively impact our overall financial results.

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

Many existing and potential customers for our products within the United States have become members of group purchase organizations (GPOs) and integrated delivery networks (IDNs) in an effort to reduce costs. GPOs and IDNs negotiate pricing arrangements with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple manufacturers with the intention of driving down pricing. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain or maintain contract positions with major GPOs and IDNs across our product portfolio. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products, thereby reducing our profitability.

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

We have limited ability to manage the activities of our independent distributors. Our distributors could take one or more of the following actions, some of which we have previously experienced and any of which could have a material adverse effect on our business, prospects, and brand:

•	sell products that compete with products that they have contracted to sell for us;
•	sell our products outside of our pricing guidelines, distorting the market price of our products;
•	sell our products outside their designated territory or to non-authorized end-users, possibly in violation of the exclusive distribution rights of other distributors;
•	directly or indirectly distribute products lacking necessary U.S. certifications into the U.S. market in violation of applicable U.S. law;
•	fail to adequately promote our products; and/or
•	fail to provide proper training, repair, and service to our end-users.

Failure to adequately manage our distribution network or non-compliance by distributors with our distribution agreements could harm our corporate image among end-users of our products and disrupt our sales, resulting in a failure to meet our sales goals.

Our direct sales operations are costly, and the related ongoing operational costs could have a material adverse effect on our business.

We maintain direct sales operations in the United States and rely on direct sales for a significant portion of our sales from the United States. Maintaining a direct sales force is costly. In the United States, we typically provide our direct operations personnel with payroll and other benefits that we do not provide independent distributors or manufacturer representatives. Many of these benefits are fixed costs that do not depend on sales generation. Maintaining these direct operations is costly and ongoing operational costs could have a material adverse effect on our business.

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

Federal law provides for several routes by which the FDA reviews medical devices before the product enters the marketplace.  Medical products of the type currently being marketed and under development by us are subject to regulation under the FD&C Act and numerous acts and amendments such as the Quality System Regulations which replaced the regulations formerly called Good Manufacturing Practices.  In addition, depending upon product type, we must also comply with those regulations governing the Conduct of Human Investigations, Pre-Market Regulations, and other requirements, as promulgated by the FDA. The FDA is authorized to inspect a device, its labeling and advertising, and the facilities in which it is manufactured in order to ensure that the device is not manufactured or labeled in a manner which could cause it to be injurious to health.

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

Satisfaction of clearance or approval requirements may take up to several years or more and may vary substantially based upon the type, complexity, and novelty of the product.  The effect of government regulation may be to delay marketing of new products for a considerable or indefinite period of time, to impose costly procedures upon our activities, and to furnish a competitive advantage to larger companies that compete with us.  We cannot assure you that FDA or other regulatory clearance or approval for any products we develop will be granted on a timely basis, if at all, or, once granted, that clearances or approvals will not be withdrawn or other regulatory action taken which might limit our ability to market our proposed products.  Any delay in obtaining, failure to obtain, or revocation of these clearances or approvals would adversely affect the manufacturing and marketing of our products and the ability to generate additional product sales. The FDA also has the authority to, among other things, deny marketing approval until all regulatory protocols are deemed acceptable, halt the shipment of defective products, and seize defective products sold to customers.  Adverse action or publicity from the FDA, if any, could have a negative impact upon our results from operations.

Federal regulatory reforms may adversely affect our ability to successfully market our products and impact our financial condition.

Efforts to reform the U.S. health care industry have resulted in legislation such as the Patient Protection and Affordable Care Act ("Affordable Care Act") and other measures which will effect changes in healthcare delivery and coverage and public and private reimbursements for services performed.  Federal initiatives may also affect state programs. Legislative changes may affect hospital market expenditures for medical devices, the type and volume of procedures performed, and the demand for new and innovative products. These changes could be significant and may adversely affect the demand for our products, our results of operations, cash flows, and our overall financial condition.

The Affordable Care Act provisions are funded by a variety of taxes including a medical device excise tax ("MDET") of 2.3% imposed on manufacturers and importers of certain medical devices.  The Company became subject to the MDET effective January 1, 2013. MDET expenses were $365,000 for 2015 and $330,000 for 2014.  Effective January 1, 2016, the MDET has been suspended until December 31, 2017.

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

Our international sales subject us to currency and related risks.  We expect that international sales will continue to constitute a significant portion of our business.  Although we sell our products in United States dollars and have only limited currency risks, an increase in the value of the United States dollar, relative to foreign currencies in our international markets, could make our products less price competitive in these markets. Our international sales accounted for 20% and 22% of our total net sales from continuing operations for the 2015 and 2014 fiscal years, respectively.

Our business practices in countries other than the United States are governed by U.S. laws, including the Foreign Corrupt Practices Act, as well as local laws and regulatory schemes.  While we believe we maintain a robust compliance program requiring adherence by our employees and distribution partners to all U.S. and foreign laws and regulatory schemes, there can be no assurances that our foreign distribution partners comply; therefore, failure could cause us to suffer the loss of the ability to sell in those jurisdictions or other liability.

An acquisition of the company may be hindered.

Our Board of Directors is authorized to issue from time to time, without stockholder authorization, shares of preferred stock, in one or more designated series or classes.  We are also subject to a Delaware statute regulating business combinations.  These provisions could discourage, hinder, or preclude an unsolicited acquisition of the Company and could make it less likely that stockholders receive a premium for their shares as a result of any takeover attempt.

We have outstanding shares of preferred stock with rights and preferences superior to those of our common stock.

The issued and outstanding shares of Series A Convertible Preferred Stock and Series A Exchangeable Preferred Stock grant the holders of such preferred stock voting, accretion, dividend, and liquidation rights that are superior to those held by the holders of our common stock.

Ownership of our shares is concentrated in the hands of a few investors which could limit the ability of our other stockholders to influence the direction of the company.

As calculated by SEC rules of beneficial ownership, Thomas, McNerney & Partners and their affiliates, and Deerfield Management Company, L.P. each beneficially owned 28.7% and 11.7%, respectively, of our common stock as of the dates of their most recent public filings with the SEC. Accordingly, although they are not affiliated with one another, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

Sales of a substantial number of shares of our common stock in the public market originally issued through the conversion of preferred stock, exercise of options or warrants, or additional financing transactions could adversely affect the market price of our common stock and would have a dilutive effect upon our stockholders.

Historically, our common stock has been thinly traded.  This low trading volume may have had a significant effect on the market price of our common stock, which may not be indicative of the market price in a more liquid market. As of December 31, 2015, options and warrants for the purchase of 3,761,678 shares of our common stock were outstanding and 8,636,251 shares of common stock were issuable upon conversion of our outstanding Series A Convertible Preferred Stock and Series A Exchangeable Preferred Stock.

We depend highly on certain key management personnel.

We believe that our future success will depend to a significant extent on the efforts and abilities of our senior management, in particular, Thomas Patton, our President and Chief Executive Officer; Dr. Paul Benni, our Chief Scientific Officer; Dr. John Gamelin, our Vice President of Research and Development; and Jeffery Baird, our Chief Financial Officer.  The loss of the services of these executives could have a material adverse effect on our business and results of operations.

We do not expect to pay cash dividends.

We have not paid cash dividends on our common stock since inception, and at this time, we do not anticipate that we will pay cash dividends on our common stock in the foreseeable future.  Furthermore, we are currently precluded from issuing dividends on our common stock unless we receive the consent of holders of a majority of our outstanding Series A Convertible Preferred Stock and Series A Exchangeable Preferred Stock.

Furthermore, our agreement with our secured lender prohibits the payment of cash dividends to both common and preferred stockholders. As of December 31, 2015, $5,632,004 in accretion had accumulated on the Series A Convertible Preferred Stock and the Series A Exchangeable Preferred Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company currently leases two separate operating facilities, as described in further detail below.

On September 6, 2007, the Company closed the sale and leaseback of its headquarters and manufacturing facility in Branford, Connecticut (the "Property"), which comprises approximately 24,000 square feet of office and manufacturing space.  Net proceeds from the sale were $2,791,529 of which $928,872 was used to retire the related outstanding mortgage debt. The gain of $1,346,373 realized on the sale was deferred and is being recognized in operations against rent expense over the initial term of the lease. The lease has an initial term of ten years, expiring on September 6, 2017, and contains an option for two additional five-year periods. The lease provides for an annual base rent in years one through five of $244,800 and $268,800 in years six through ten. The Company is recognizing rent expense on a straight-line basis over the ten years. Under the lease, the Company is responsible for the costs of utilities, insurance, taxes, and maintenance expenses. Further, the Company is required to maintain at least $600,000 in cash and cash equivalents (increasing at 3% per annum) and net current assets of not less than $3,600,000.

The Company is also leasing one property adjacent to its corporate facilities. Approximately 9,600 square feet of office and warehouse space is being leased under an agreement effective July 1, 2007, as amended and expiring June 30, 2017.  Minimum annual rental expense is approximately $101,000, excluding apportioned real estate taxes and certain common area maintenance charges.

The Company believes that its premises meet its current and expected operating needs and are adequately insured.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The common stock of the Company trades on the Nasdaq Capital Market, under the symbol "CASM".

The following table shows the high and low sales prices for the Company's common stock during each quarterly period for the last two years.

Quarter Ended	High	Low

March 31, 2014	$2.50	$1.65
June 30, 2014	$2.33	$1.80
September 30, 2014	$2.06	$1.37
December 31, 2014	$1.98	$1.50

March 31, 2015	$1.92	$1.16
June 30, 2015	$1.46	$1.09
September 30, 2015	$1.31	$1.02
December 31, 2015	$1.98	$1.13

The following table sets forth the approximate number of beneficial owners of common stock of the Company on December 31, 2015.

Title of Class	Number of Stockholders
Common stock, $.004 par value	1,553

To date, no cash dividends have been declared on the Company's common stock.  The Company does not currently intend to pay a cash dividend on its common stock in the near future. Furthermore, we are currently precluded from issuing dividends on our common stock unless we receive the consent of holders of a majority of our outstanding Series A Convertible Preferred Stock and Series A Exchangeable Preferred Stock and are precluded from paying cash dividends on both common and preferred stock pursuant to our bank loan agreement.

As of December 31, 2015, $5,632,004 in dividend accretion had accumulated on the Series A Convertible Preferred Stock and the Series A Exchangeable Preferred Stock.

The Company did not issue any shares of common stock during the fourth quarter of 2015 that were not registered under the Securities Act of 1933, as amended.  In addition, the Company did not repurchase any of its common stock during the fourth quarter of 2015.

On February 17, 2015, the Company completed a public offering (the "Offering") underwritten by Craig-Hallum Capital Group, LLC ("Craig-Hallum") of 7,130,000 shares of its common stock at $1.30 per share, resulting in gross proceeds of $9,269,000. The Offering included an over-allotment option exercised by Craig-Hallum to purchase up to 930,000 shares. Pursuant to the underwriting agreement, Craig-Hallum purchased the shares of common stock from the Company at a price of $1.222 per share.  Net proceeds to the Company under the transaction, after fees and expenses, were approximately $8,517,000. Proceeds from the transaction are being used for general corporate purposes.

Item 6.  Selected Financial Data

Information is not required for smaller reporting company filers.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements included in this report, including without limitation statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not limited to, the following:  potential liquidity constraints; price and product competition; rapid technological changes; dependence on new product development; failure to introduce new products effectively or on a timely basis; the mix of products sold; supply and prices of raw materials and products; customer demand for the Company's products; regulatory actions; changes in reimbursement levels from third-party payors; product liability or other litigation claims; changes in economic conditions that adversely affect the level of demand for the Company's products; changes in foreign exchange markets; changes in financial markets; changes in the competitive environment; and other risks described in Item 1A of this filing.

Overview

In 2015, we made progress towards our multi-year strategic goal of focusing on FORE-SIGHT's opportunity to redefine the tissue oximetry market and transform CASMED from a low-margin commodity capital medical equipment business into a high-growth, high-margin medical disposables business.

Given the unique clinical value of FORE-SIGHT and its position as a best-in-class cerebral oximeter in an expanding market, we believe that substantial investment in the FORE-SIGHT opportunity has been and is warranted to drive increases in the Company's enterprise value over the longer term.  Our FORE-SIGHT ELITE technology has significantly lower costs than the first-generation technology. As a result, our gross profit margins have increased recently.  This enables us to: 1. invest those gross profits to expand, upgrade, and revitalize our FORE-SIGHT sales organization; 2. increase our marketing and clinical support; and 3. continue to reduce FORE-SIGHT product costs through prudent R&D spending.

Specific recent achievements include:

•	The launch of the FORE-SIGHT neonatal and pediatric applications in September 2015 enabled the Company to better address more than 25% of the U.S. oximetry market devoted to those applications.

•
The Company materially expanded and upgraded its U.S. distribution by increasing the number of direct employees in the field selling organization from 14 to 22 at year-end 2015 in 13 sales territories, all enhanced with the hiring of a highly-experienced sales professional in October 2015 to lead that organization.

•	FORE-SIGHT sales growth continued throughout the year with fourth-quarter sales up 33% over prior year.

•
The Company realized significant gross profit margin improvements from 33.6% in 2013 to 44.5% in 2014 and to 49.2% in 2015, as product mix shifted to FORE-SIGHT oximetry and the Company realized material cost reductions with the introduction of its lower-cost, second-generation FORE-SIGHT ELITE oximetry technology.

•	FORE-SIGHT sales represented 74% of CASMED's total sales from continuing operations in the fourth quarter of 2015, and FORE-SIGHT sensor sales accounted for 60% of those sales.

•
The five-year FORE-SIGHT sales compound average growth rate reached 24% at the end of 2015 for overall sales and 29% for U.S. sales.  The fourth quarter of 2015 was the 23rd consecutive quarter of double-digit U.S. FORE-SIGHT sensor sales growth over the prior-year quarter.

•
The Company had net worldwide shipments of 379 FORE-SIGHT monitors in 2015, causing the worldwide cumulative shipments since launch to reach 1,708 by year-end with an installed base in the U.S. of 914, up 26% over the year-end 2014 base.

•
With FORE-SIGHT oximetry, the Company continued to gain market share and expand the market with 45% of all new accounts in the U.S. in 2015 taken from competitors, while 55% of new accounts were "greenfields" and had not recently utilized a tissue oximetry product.   In addition, a substantial amount of the Company's U.S. FORE-SIGHT sensor sales growth came from increases in utilization at hospitals that were already customers prior to 2015.

•
We continue to gain name-brand hospitals as customers around the world, in the U.S. in particular.  We now count as customers nine of the top 20 U.S. adult cardiac hospitals, as ranked by U.S. News and World Report.

•
Our efforts to expand our international FORE-SIGHT distribution in 2014 in key markets paid off with a 52% increase in international disposable sensor sales for 2015, despite pricing pressures from unfavorable currency conditions and other factors. Strong performance from our high-quality distributors in Japan, China, Germany, Benelux, and the United Kingdom drove the 2015 increase in sales.

•
In the fourth quarter of 2015, we exited our legacy vital signs monitoring business, by discontinuing our historic 740® brand vital signs monitors and by divesting the 740 SELECT® brand vital signs monitors in a cash-generating transaction.  On March 28, 2016, we sold our neonatal intensive care disposable supplies product line for $3.35 million. Both of these transactions will allow for enhanced focus on the Company's FORE-SIGHT oximetry business.

The following discussion and analysis should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Management Summary

On October 26, 2015, the Company entered into an agreement (the "Agreement") pursuant to which it sold certain assets related to its 740 SELECT vital signs monitoring product line in exchange for $220,000 at closing and a one-year promissory note in the principal amount of $329,967.  The Agreement provides for royalty payments to the Company for sales of 740 SELECT products during the three-year period following the closing.  In accordance with the Company's agreement with its lender, the closing proceeds and the promissory note payments will be applied to the outstanding loan balance on the Company's term loan.

During late 2014, the Company had notified its customers of its plans to phase out its vital signs monitors containing technology which pre-dated the 740 SELECT. The sale of the 740 SELECT vital signs monitoring product line completed the Company's exit from the vital signs monitoring market. As such, the Company has reclassified its vital signs monitoring results to discontinued operations for all periods reported. There have been no material charges related to the Company's exit from this market, and management does not expect such charges to be incurred in the future.

Results of Operations

The Company recorded a loss from continuing operations for 2015 of $6,881,000, compared to $7,484,000 for 2014. The improvement in results was led by increased net sales from continuing operations and higher gross profit margins, which were partially offset by increased expenditures to expand the U.S. FORE-SIGHT sales organization, increase its marketing efforts, and further the Company's product applications in markets for cerebral and tissue oximetry.

The Company recorded a net loss applicable to common stockholders of $8,282,000 for 2015, or ($0.32) per basic and diluted common share, compared to a net loss applicable to common stockholders of $8,892,000, or ($0.46) per basic and diluted common share, for 2014.

Overall, net worldwide sales from continuing operations for 2015 increased $2,424,000 or 13% to $21,639,000 from $19,215,000 in 2014. The following table provides comparative results of net sales by product and geographic category:

($000's)

	Year Ended	Year Ended	Increase /	%
	December 31, 2015	December 31, 2014	(Decrease)	Change

Tissue Oximetry Monitoring	$15,399	$12,416	$2,983	24%
Traditional Monitoring	6,240	6,799	(559)	(8%)
	$21,639	$19,215	$2,424	13%

Domestic Sales	$17,257	$14,902	$2,355	16%
International Sales	4,382	4,313	69	2%
	$21,639	$19,215	$2,424	13%

Worldwide tissue oximetry product sales for 2015 of $15,399,000 increased $2,983,000, or 24%, over the $12,416,000 reported for 2014 led by increased disposable sensor sales.

Traditional monitoring sales decreased $559,000, or 8%, to $6,240,000 for 2015 from $6,799,000 for 2014. The decrease was primarily associated with lower OEM technology product sales.

Total domestic sales increased $2,355,000, or 16%, to $17,257,000, or 80%, of total sales from continuing operations for 2015, from $14,902,000, or 78% of total sales from continuing operations, for 2014.  Domestic tissue oximetry sales increases of 28% were partially offset by a decrease in traditional monitoring product sales.

International sales increased $69,000, or 2%, to $4,382,000, or 20% of total sales from continuing operations for 2015, from $4,313,000, or 22% of total sales from continuing operations, for 2014. Increased tissue oximetry sales of 10% were partially offset by lower sales of traditional monitoring products.

The following table provides additional information with respect to tissue oximetry monitoring sales:

($000's)

	Year Ended	Year Ended	Increase /	%
	December 31, 2015	December 31, 2014	(Decrease)	Change

Sensor Sales	$13,024	$10,417	$2,607	25%
Monitors & Accessories	2,375	1,999	376	19%
	$15,399	$12,416	$2,983	24%

Domestic Sales	$12,274	$9,575	$2,699	28%
International Sales	3,125	2,841	284	10%
	$15,399	$12,416	$2,983	24%

Worldwide tissue oximetry sensor sales for 2015 were $13,024,000, an increase of $2,607,000, or 25%, over 2014 sales of $10,417,000. Worldwide sales of oximetry monitors and accessories for 2015 increased $376,000, or 19%, to $2,375,000 from 2014 sales of $1,999,000. As of December 31, 2015, the Company's worldwide cumulative shipments of oximetry monitors were 1,708 units, an increase of 29% compared to December 31, 2014.  The U.S. installed base increased 26% over 2014 to 914 monitors as of December 31, 2015.

Gross profit as a percentage of net sales from continuing operations was 49% for 2015 and 45% for 2014. The improvement for 2015 was largely driven by both the increase in FORE-SIGHT sales as a percent of total sales and the Company's transition from its first-generation FORE-SIGHT oximetry monitoring technology to its lower-cost next-generation FORE-SIGHT ELITE technology.  Overall FORE-SIGHT sales accounted for 71% and 65% of total net sales from continuing operations for 2015 and 2014, respectively.

During 2015 and 2014, the Company incurred research and development ("R&D") expenses of approximately $3,514,000 and $3,316,000, or 16% and 17% of sales, respectively. The increase in 2015 was due to higher salaries and related benefits partially caused by a slight increase in personnel and reduced state R&D tax credits.

Selling, general, and administrative ("S,G&A") expenses increased $1,207,000, or 10%, to $13,164,000 for 2015 from $11,957,000 for 2014. The increases in spending resulted primarily from the Company's expansion of its FORE-SIGHT sales organization during early 2015, sales commissions on higher FORE-SIGHT sales, and marketing-related professional services fees.

Interest expense for 2015 reflects payments pursuant to the Company's expanded term debt agreement described below.  Interest expense for 2014 includes a $168,000 charge for the unamortized balance of the deferred financing costs pertaining to the Company's termination of its prior loan agreements with East West Bank commensurate with the new loan agreements executed in 2014.

Other income for 2015 and 2014 was $5,000 and $18,000, respectively. The 2014 calendar year included $17,000 of income related to the sale and demutualization of one of the Company's commercial insurance providers.

There was no income tax benefit recorded for either 2015 or 2014. The Company does not expect to record taxable income during its 2016 fiscal year. Income tax benefits that may be generated during 2016 would be offset by a deferred income tax asset valuation allowance. Management established the valuation allowance as of December 31, 2009, as a result of then recent cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets concluding that a full valuation allowance is warranted. As of December 31, 2015, the deferred income tax asset valuation allowance balance was $15,368,000.

Financial Condition, Liquidity, and Capital Resources
The Company's continuing operations used $3,902,000 in cash for 2015, compared to $6,187,000 used by continuing operations during 2014, due to reduced losses from continuing operations and favorable changes in working capital, particularly inventory.

Net cash used in investing activities of continuing operations was $1,228,000 for 2015, compared to cash used of $1,588,000 for 2014. The Company incurred $1,129,000 of capital expenditures during 2015, compared to $1,482,000 for 2014. For both periods, the expenditures were primarily related to placements of FORE-SIGHT oximeter monitors at customer locations.  During 2015, lower placements of monitors with U.S. accounts, as a percentage of total monitors shipped and reduced upgrades of customers to the FORE-SIGHT ELITE oximetry technology from the first-generation FORE-SIGHT oximetry technology, were responsible for the lower levels of capital expenditures.

The Company also expended $99,000 and $122,000 during 2015 and 2014, respectively, to purchase intangible assets which were primarily related to patent costs.

Net cash provided by financing activities of continuing operations was $7,221,000 for 2015, compared to cash provided of $3,174,000 for 2014. During 2015, the Company consummated a public offering which realized $8,517,000 in net proceeds after transaction costs. In addition, the Company repaid $1,000,000 of advances during January 2015 from its line-of-credit borrowings initiated in December 2014.  Cash provided by financing activities for 2014 reflects the net proceeds from a term loan executed on June 27, 2014, as described below and the Company's concurrent payoff of its prior term loan with East West Bank.

On June 27, 2014, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with GECC.  Pursuant to the Loan Agreement, GECC provided the Company with a 48-month secured term loan in the amount of $7,500,000 (the "Term Loan") and a Revolving Loan in the maximum amount of $2,500,000 (the "Revolver").  The Term Loan and the Revolver each mature on June 27, 2018.  The obligations under the Loan Agreement are secured by a lien on substantially all assets of the Company.  On December 1, 2015, pursuant to a sale of its healthcare financial services business to Healthcare Financial Solutions, LLC ("HFS"), GECC assigned its interests in the Loan Agreement to HFS.

The Term Loan bears interest on the outstanding daily balance at a fixed rate of 9.29%.  As of December 31, 2015, the outstanding balance under the term loan was $7,280,000, which reflects the application of $220,000 of proceeds received by the Company upon the sale of its 740 SELECT vital signs monitoring product line during October 2015. Under the Term Loan, 30 equal payments of $234,828 shall commence on January 1, 2016, with one final payment due in an amount equal to the remaining principal balance on the final maturity date.  During 2016, further proceeds of $330,000 from the product line sale are expected to be received by the Company and will be applied by HFS toward the outstanding balance which shall cause the principal amortization to be amended accordingly.

Revolver advances will bear interest at a floating rate equal to 5.5% plus the higher of 1.5% per annum or HFS's base rate determined by a LIBOR-based formula.  As of December 31, 2015, the effective rate was 7.0%. Amounts not borrowed against the Revolver up to the commitment amount of $2,500,000 bear interest at an annual rate of 0.30%. Maximum borrowings under the Revolver are based upon the Company's eligible accounts receivable as defined in the Loan Agreement. As of December 31, 2015, there was no balance outstanding under the Revolver. The remaining amount available for borrowing as of December 31, 2015, was $2,016,000.

The Company has the right to prepay loans under the Loan Agreement in full at any time.  If the Term Loan is prepaid prior to maturity, an additional fee of 2% of the Term Loan amount is due if such prepayment takes place within one year from the closing date. Thereafter, the additional fee declines to 1% for any prepayment taking place after such first anniversary and prior to the scheduled maturity date.  Upon repayment of the Term Loan at any time, HFS is entitled to an additional fee equal to 4% of the Term Loan amount, or $300,000.

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants, limiting the ability of the Company and its subsidiary, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business.  The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity based on a formula.  Management believes that the Company was in compliance with the Loan Agreement's covenants as of December 31, 2015.

The Company financed its directors' and officers' insurance premiums during 2015 under a note payable in the amount of $91,350.  The note payable requires ten payments of $9,335, including interest, and is scheduled to be repaid in full by September 2016.

The Company currently leases two facilities and certain equipment under non-cancellable operating leases. The following table sets forth a summary of the Company's cash commitments under contractual obligations as of December 31, 2015.

Contractual Obligations	Total	Less than One Year	2 - 3 Years	4 - 5 Years	More Than Five Years

Operating leases	$710,439	$409,285	$297,183	$3,971	$—

The Company's ordinary short-term capital needs are expected to be met from its cash-on-hand, which was supplemented by net proceeds of approximately $8,517,000 from a public offering of its common stock consummated on February 17, 2015, amounts available under the revolving credit agreement with HFS, and the recently completed sales of non-strategic assets.

On March 28, 2016, the Company sold its neonatal intensive care disposables product line for $3,350,000 of consideration, including $3,035,000 paid in cash at closing. The proceeds from the transaction are intended to be used for general working capital purposes.

Cash flows may be impacted by a number of factors, including changing market conditions, market acceptance of the FORE-SIGHT system, the loss of one or more key customers, and other factors, including those detailed in Item 1A of this report, entitled Risk Factors.  There can be no assurance that the Company will be successful in raising additional capital if the need arises.  The failure to raise any necessary additional capital on acceptable terms, or at all, could have a material adverse effect on the Company's business and results of operations.

The Company's 2016 business plans call for operating expenditures to be at or slightly above 2015 levels. Sales-related expenditures are estimated to expand modestly in 2016, as a result of higher anticipated sales and the effects of the Company's build-out of its U.S. FORE-SIGHT sales network during the first half of 2015.  R&D expenditures are expected to increase due to additional FORE-SIGHT clinical studies and the Company's sustaining efforts to expand the market applications for its FORE-SIGHT ELITE technology.  G&A expenses are expected to be lower due to the suspension of the Medical Device Excise Tax for 2016.  Capital expenditures for 2016 are expected to increase over 2015 levels.  Capital expenditures include the Company's placements of FORE-SIGHT monitors in customer accounts, whereby the Company retains title to the monitor in exchange for customer purchases of disposable sensors.

The Company's results of operations were not affected by inflation during 2015.

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

Inventory Valuation – The Company's inventories are stated at the lower of cost or market. The Company provides allowances on inventories for any material that has become obsolete or may become unsalable based on estimates of future demand and the sale price in the market.  Judgments with respect to salability and usage of inventories, estimated market value, and recoverability upon sale are complex and subjective.  Such assumptions are reviewed periodically, and adjustments are made, as necessary, to reflect changed conditions.  There were no significant inventory write-offs for any period presented.

Deferred Income Tax Assets – The Company has recorded deferred income tax assets for the estimated benefit of future tax deductions on inventories, property and equipment, and other accruals, as well as net operating loss carryforwards and tax credits.  Based on recent cumulative pre-tax losses and the Company's estimates of future taxable income, management has established a deferred tax asset valuation allowance.

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

Sales and Accounts Receivable Recognition - Sales and accounts receivable are recognized when evidence of an arrangement exists, delivery has occurred based upon shipping terms, the selling price is fixed and determinable, and collectability is reasonably assured. Terms of sale for most domestic sales are FOB origin and for most international sales are EX-Works, reflecting that ownership and risk-of-loss are assumed by the buyer at the shipping point. In addition, the Company has certain agreements with its customers to ship FOB destination, reflecting that ownership and risk-of-loss are assumed by the buyer upon receipt.  While the Company accepts returns of products from its customers from time to time for various reasons, including defective goods, order entry, shipping or other errors, the Company's business practices do not include providing a right-of-return at the time of sale. Historically, such returns have not been significant. Payment terms range from prepayment to net 90 days, depending upon certain factors, including customer credit worthiness, geographic location and customer type (i.e., end-user, distributor, government or private entity) and also includes irrevocable letters of credit for certain international shipments.  Price discounts that may be taken by customers under contractual arrangements for payment of invoices within specified periods are recorded as reductions to net sales. Further, the Company accrues expected payment discounts based upon specific customer accounts receivable balances. The Company does not incur post-shipment obligations with the exception of product warranties which are generally fulfilled from the Company's corporate facilities and which costs are not material relative to the sale of the product. Accounts receivable are charged to the allowance for doubtful accounts when deemed uncollectible.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company holds no derivative securities for trading purposes and is not subject in any material respect to currency or other commodity risk.

Item 8.  Financial Statements and Supplementary Data

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-2 to F-3

Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014	F-4

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2015 and 2014	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014	F-6

Notes to Consolidated Financial Statements	F-7 to F-20

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
CAS Medical Systems, Inc.

We have audited the accompanying consolidated balance sheets of CAS Medical Systems, Inc. and Subsidiary (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CAS Medical Systems, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Roseland, New Jersey
March 30, 2016

CAS Medical Systems, Inc.
Consolidated Balance Sheets
As of December 31, 2015 and 2014

ASSETS	2015	2014

CURRENT ASSETS:
Cash and cash equivalents	$7,528,292	$4,494,663
Accounts receivable, net	3,278,157	2,829,622
Inventories	1,571,972	2,226,979
Other current assets	416,112	556,760
Assets associated with discontinued operations	721,577	1,709,557
Total current assets	13,516,110	11,817,581

PROPERTY AND EQUIPMENT:
Leasehold improvements	139,970	139,970
Equipment at customers	3,513,617	3,795,659
Machinery and equipment	5,186,207	5,294,205
	8,839,794	9,229,834
Accumulated depreciation and amortization	(6,600,287)	(7,080,390)
Property and equipment, net	2,239,507	2,149,444

Intangible and other assets, net	1,279,498	1,469,090

Total assets	$17,035,115	$15,436,115

CAS Medical Systems, Inc.
Consolidated Balance Sheets
As of December 31, 2015 and 2014

LIABILITIES AND STOCKHOLDERS' EQUITY	2015	2014

CURRENT LIABILITIES:

Accounts payable	$1,472,645	$1,180,409
Accrued expenses	1,833,946	1,755,949
Note payable	82,377	86,941
Note payable - line-of-credit	—	1,000,000
Current portion of long-term debt	2,817,940	1,216,218
Liabilities associated with discontinued operations	186,649	82,583
Total current liabilities	6,393,557	5,322,100

Deferred gain on sale and leaseback of property	226,240	360,877
Long-term debt, less current portion	4,462,060	6,283,782
Other long-term liabilities	300,000	300,000
Total liabilities	11,381,857	12,266,759

Commitments and contingencies (Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized
Series A convertible preferred stock, 95,500 shares issued and
outstanding, liquidation value of $13,135,709 at December 31, 2015	8,802,000	8,802,000
Series A exchangeable preferred stock, 54,500 shares issued and
outstanding, liquidation value of $7,496,295 at December 31, 2015	5,135,640	5,135,640
Common stock, $.004 par value per share, 60,000,000 and 40,000,000 shares authorized, 27,391,722 and 19,563,333 shares issued at December 31, 2015
and December 31, 2014, respectively, including shares held in treasury	109,567	78,253
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	29,636,087	20,285,008
Accumulated deficit	(37,928,556)	(31,030,065)
Total stockholders' equity	5,653,258	3,169,356

Total liabilities and stockholders' equity	$17,035,115	$15,436,115

See accompanying notes.

CAS Medical Systems, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2015 and 2014

	2015	2014

Net sales from continuing operations	$21,639,365	$19,214,763

Cost of sales	10,987,372	10,656,480
Gross profit	10,651,993	8,558,283

Operating expenses:
Research and development	3,514,362	3,316,157
Selling, general and administrative	13,163,555	11,956,910
Total operating expenses	16,677,917	15,273,067

Operating loss	(6,025,924)	(6,714,784)

Interest expense	859,372	786,963
Other income	(4,658)	(18,081)
Loss from continuing operations	(6,880,638)	(7,483,666)
Loss from discontinued operations	(17,853)	(117,872)
Net loss	(6,898,491)	(7,601,538)
Preferred stock dividend accretion	1,383,200	1,290,470
Net loss applicable to common stockholders	$(8,281,691)	$(8,892,008)

Loss per common share from continuing
operations - basic and diluted	$(0.32)	$(0.46)

Loss per common share from discontinued
operations - basic and diluted	$(0.00)	$(0.00)

Per share basic and diluted net loss applicable to
common stockholders	$(0.32)	$(0.46)

Weighted-average number of common shares outstanding:
Basic and diluted	25,700,943	19,235,015

See accompanying notes.

CAS Medical Systems, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2015 and 2014

	Preferred Stock		Common Stock Issued		Common Stock Held in Treasury		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2013	150,000	$13,937,640	19,324,549	$77,298	86,000	$(101,480)	$18,939,869	$(23,428,527)	$9,424,800

Net loss								(7,601,538)	(7,601,538)

Common stock issued upon exercise of stock options			38,170	153			50,717		50,870

Common stock issued under stock purchase plan			14,041	56			24,847		24,903

Warrants exercised			150,000	600			45,900		46,500

Warrants issued to lender							190,840		190,840

Restricted stock issued, net of cancellations			36,573	146			(146)		—

Stock compensation							1,032,981		1,032,981

BALANCE, December 31, 2014	150,000	13,937,640	19,563,333	78,253	86,000	(101,480)	20,285,008	(31,030,065)	3,169,356

Net loss								(6,898,491)	(6,898,491)

Common stock issued in public offering			7,130,000	28,520			8,488,975		8,517,495

Common stock issued under stock purchase plan			9,988	40			14,615		14,655

Warrants exercised			330,401	1,322			144,078		145,400

Restricted stock issued, net of cancellations			358,000	1,432			(1,432)		—

Stock compensation							704,843		704,843

BALANCE, December 31, 2015	150,000	$13,937,640	27,391,722	$109,567	86,000	$(101,480)	$29,636,087	$(37,928,556)	$5,653,258

See accompanying notes.

CAS Medical Systems, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014

	2015	2014
OPERATING ACTIVITIES:
Net loss	$(6,898,491)	$(7,601,538)
Loss from discontinued operations	(17,853)	(117,872)
Loss from continuing operations	(6,880,638)	(7,483,666)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	1,441,397	1,583,548
Amortization and write-off of deferred financing costs	—	181,188
Provision for doubtful accounts	2,335	8,160
Stock compensation	706,161	1,010,872
Proceeds from demutualization of insurance provider	—	(16,838)
Impairment of capitalized costs	16,466	6,569
Amortization of gain on sale and leaseback of property	(134,637)	(134,637)
Changes in operating assets and liabilities:
Accounts receivable	(450,870)	(1,169,876)
Inventories	655,007	(215,941)
Other current assets	372,928	197,523
Accounts payable and accrued expenses	370,233	(154,028)
Net cash used in operating activities of continuing operations	(3,901,618)	(6,187,126)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(1,129,269)	(1,482,385)
Proceeds from demutualization of insurance provider	—	16,838
Additions to intangible assets	(98,724)	(122,435)
Net cash used in investing activities of continuing operations	(1,227,993)	(1,587,982)

FINANCING ACTIVITIES:
Repayments of note payable	(236,844)	(156,633)
Deferred financing costs	—	(291,312)
Repayment of long-term debt	(220,000)	—
Proceeds from line-of-credit	—	1,000,000
Repayment of line-of-credit	(1,000,000)	—
Debt extinguishment	—	(5,000,000)
Proceeds from long-term debt and warrants	—	7,500,000
Proceeds from issuance of common stock	8,677,550	122,273
Net cash provided by financing activities of continuing operations	7,220,706	3,174,328

Net increase (decrease) in cash and cash equivalents from continuing operations	2,091,095	(4,600,780)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash provided by operating activities of discontinued operations	943,084	932,396
Cash used in investing activities of discontinued operations	(550)	(27,255)
Net cash provided by discontinued operations	942,534	905,141
Net change in cash and cash equivalents	3,033,629	(3,695,639)

Cash and cash equivalents, beginning of year	4,494,663	8,190,302
CASH AND CASH EQUIVALENTS, END OF YEAR	$7,528,292	$4,494,663

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$779,748	$299,400
Insurance premiums funded with note payable	$232,279	$147,162
End-of-term fee payable to lender	$—	$300,000
Warrants issued to lender	$—	$190,840

See accompanying notes.

CAS Medical Systems, Inc.

Notes to Consolidated Financial Statements

(1)       THE COMPANY

CAS Medical Systems, Inc. ("CASMED" or the "Company") is a medical technology company that develops, manufactures, and distributes non-invasive patient monitoring products that are vital to patient care. Our products include the FORE-SIGHT® series of absolute tissue oximeters and sensors, including the FORE-SIGHT ELITE® oximeter, and traditional monitoring products which include blood pressure measurement technologies, and supplies for neonatal intensive care. These products are designed to provide accurate, non-invasive, biologic measurements that guide healthcare providers to deliver improved patient care. CASMED markets its products worldwide through its sales force, distributors, manufacturers' representatives, and original equipment manufacturers. The Company's facility and manufacturing operations are located in the United States.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period.  Estimates that are particularly sensitive to change in the near-term are inventory valuation allowances, deferred income tax asset valuation allowances, allowance for doubtful accounts, and warranty accrual. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the accounts of CASMED and one inactive subsidiary.

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

The Company owns certain FORE-SIGHT tissue oximetry monitors primarily located at customer sites within the United States.  Such equipment is typically held under a no-cost program whereby customers purchase disposable sensors for use with the Company's equipment.  The Company retains title to the monitors shipped to its customers under this program. The monitors are depreciated on a straight-line basis over five years to cost-of-sales.

Depreciation expense on property and equipment was $1,167,000 in 2015 and $1,486,000 in 2014.

Intangible and other assets

The Company reviews its intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 2015 and 2014, the Company charged-off $16,466 and $6,569, respectively, of capitalized costs related to certain abandoned patents and trademarks. The Company believes that the carrying amounts of its long-lived assets are fully recoverable.

Intangible and other assets at December 31, 2015 and 2014 consist of:

	2015	2014

Patents and other assets	$916,556	$994,266
Patents pending	315,826	282,633
Deferred financing costs	780,810	780,810
	2,013,192	2,057,709
Accumulated amortization	(733,694)	(588,619)
Total	$1,279,498	$1,469,090

Intangible and other assets are stated at cost. Patents are amortized on a straight-line basis over 20 years. Purchased technology is amortized over five years.  Deferred financing costs are amortized over the term of the related debt. Total amortization expense was $274,659 in 2015 and $186,299 in 2014. Deferred financing costs of $780,810 pertain to a Loan and Security Agreement (the "Loan Agreement") originally consummated with General Electric Capital Corporation ("GECC") and transferred by GECC pursuant to the sale of its healthcare financial services business to Healthcare Financial Solutions, LLC ("HFS"), as described in Note 6. The deferred financing costs include $300,000 of accrued fees payable to HFS at the maturity of the Loan Agreement or upon repayment of the term loan, warrants to purchase the Company's common stock valued at $190,840, as well as other legal and brokerage related costs. In connection with executing the agreement with GECC, the Company's secured term loan with East West Bank was repaid in full at the closing, and the revolving line-of-credit with East West Bank, which had no outstanding balance, was terminated. As a result, unamortized deferred financing costs of $92,035 at June 27, 2014, pertaining to the East West Bank agreements, were recorded to interest expense.

Expected amortization expense of intangible assets as of December 31, 2015, over the next five calendar years follows:

2016	$269,100
2017	$207,500
2018	$107,500
2019	$26,600
2020	$26,100

Sales and accounts receivable recognition

Sales and accounts receivable are recognized when evidence of an arrangement exists, delivery has occurred based upon shipping terms, the selling price is fixed and determinable, and collectability is reasonably assured. Terms of sale for most domestic sales are FOB origin and for most international sales are EX-Works, reflecting that ownership and risk-of-loss are assumed by the buyer at the shipping point. In addition, the Company has certain agreements with its customers to ship FOB destination, reflecting that ownership and risk-of-loss are assumed by the buyer upon receipt.  While the Company accepts returns of products from its customers from time to time for various reasons, including defective goods, order entry, shipping, or other errors, the Company's business practices do not include providing a right-of-return at the time of sale. Historically, such returns have not been significant. Payment terms range from prepayment to net 90 days, depending upon certain factors, including customer credit worthiness, geographic location, and customer type (i.e., end-user, distributor, government, or private entity) and also includes irrevocable letters of credit for certain international shipments. Price discounts that may be taken by customers under contractual arrangements for payment of invoices within specified periods are recorded as reductions to net sales. Further, the Company accrues expected payment discounts based upon specific customer accounts receivable balances. The Company does not incur post-shipment obligations with the exception of product warranties which are generally fulfilled from the Company's corporate facility and which costs are not material, relative to the sale of the product. Accounts receivable are charged to the allowance for doubtful accounts when deemed uncollectible.

In the normal course of business, the Company grants credit to its customers and does not require collateral.  Credit losses are provided for in the period the related sales are recognized, based upon experience and an evaluation of the likelihood of collection.  Credit losses have been within management's expectations.

The Company's five largest customers accounted for approximately 23% and 24% of sales from continuing operations in 2015 and 2014, respectively.  Among these customers, Physio-Control, Inc. accounted for 11% of such sales during each of 2015 and 2014.

Income taxes

The Company recognizes deferred income tax assets and liabilities for future tax consequences resulting from differences between the book and tax bases of existing assets and liabilities as well as for loss carryforwards.  A valuation allowance is provided for that portion of deferred income tax assets which may not be realized.

The Company accrues for uncertain tax positions in accordance with accounting standards which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company files U.S. Federal and multiple State income tax returns.  The Company's U.S. Federal and State income tax returns prior to 2012 are closed.  Interest and penalties related to uncertain tax positions are classified with income taxes.

Warranty costs

The Company warrants some of its products against defects and failures for up to three years and records the estimated cost of such warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experiences of product returns and the related estimated cost of labor and material to make the necessary repairs.

A summary of the changes in the Company's warranty accrual follows:

	2015	2014

Beginning balance	$100,000	$100,000
Provision	154,292	11,519
Warranty costs incurred	(75,868)	(11,519)
Ending balance	$178,424	$100,000

Research and development costs

The Company expenses all research and development costs as incurred. Research and development ("R&D") includes, among other expenses, direct costs for salaries, employee benefits, professional services, clinical studies, materials, and facility-related expenses.

Advertising costs

Non-direct response advertising costs are expensed as incurred and include product promotion, samples, meetings and conventions, and print media. Advertising expense related to continuing operations was $680,000 and $561,000 in 2015 and 2014, respectively.

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

At December 31, 2015, stock options and warrants to purchase 3,374,875 and 386,803 shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. On an as-converted basis, 8,636,251 shares of common stock pertaining to the private placement of 150,000 shares of Series A convertible and exchangeable preferred stock issued on June 8, 2011, were also excluded as they would have been anti-dilutive.

(3)	DISCONTINUED OPERATIONS

On October 26, 2015, the Company entered into an Agreement pursuant to which it sold certain assets related to its 740 SELECT vital signs monitoring product line in exchange for $220,000 at closing and a one-year promissory note in the principal amount of $329,967.  The Agreement provides for royalty payments to the Company for sales of 740 SELECT product during the three-year period following the closing.  In accordance with the Company's agreement with its lender, the closing proceeds and the promissory note payments are being applied to the outstanding loan balance on the Company's term loan.

During late-2014, the Company had notified its customers of its plans to phase out its vital signs monitors containing technology which pre-dated the 740 SELECT.  The sale of the 740 SELECT vital signs monitoring product line completed the Company's exit from the vital signs monitoring market. As such, the Company reclassified its vital signs monitoring results to discontinued operations for all periods reported. There have been no material charges related to the Company's exit from this market, and management does not expect such charges to be incurred in the future.

The following table presents the assets and liabilities related to the vital signs monitoring product line classified as assets and liabilities associated with discontinued operations in the consolidated balance sheets as of the periods below:

	December 31,	December 31,
	2015	2014

Accounts receivable	$341,289	$447,838
Note receivable	333,005	—
Inventories	47,283	1,131,929
Property and equipment, net	—	126,980
Intangible assets	—	2,810
Total assets associated with
discontinued operations	$721,577	$1,709,557

Accounts payable	$131,259	$30,003
Accrued expenses	55,390	52,580
Total liabilities associated with
discontinued operations	$186,649	$82,583

The following table represents the financial results of the discontinued operations for years ended December 31:

	2015	2014

Net sales	$2,692,906	$3,698,486
Cost of sales	2,017,396	2,650,112
Gross profit	675,510	1,048,374
Operating expenses	669,243	1,166,246
Loss from the sale of assets	24,120	—
Loss from discontinued operations	$(17,853)	$(117,872)

(4)       ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the allowance for doubtful accounts during the years ended December 31, 2015 and 2014 follow:

	2015	2014

Balance at beginning of year	$110,000	$110,000
Provision	2,335	8,160
Accounts written off	(2,335)	(8,160)
Balance at end of year	$110,000	$110,000

The increase in the allowance for doubtful accounts during the year ended December 31, 2014, pertains to a dispute with a former distributor in the oral surgery market.

(5)       INVENTORIES

Inventories at December 31, 2015 and 2014 consist of:

	2015	2014

Raw materials	$1,046,329	$1,448,981
Work in process	20,917	25,014
Finished goods	504,726	752,984
Total	$1,571,972	$2,226,979

(6)       FINANCING ARRANGEMENTS

Common Stock Public Offering

On February 17, 2015, the Company completed a public offering (the "Offering") underwritten by Craig-Hallum Capital Group, LLC ("Craig-Hallum") of 7,130,000 shares of its common stock at $1.30 per share, resulting in gross proceeds of $9,269,000. The Offering included an over-allotment option exercised by Craig-Hallum to purchase up to 930,000 shares. Pursuant to the underwriting agreement, Craig-Hallum purchased the shares of common stock from the Company at a price of $1.222 per share.  Net proceeds to the Company from the transaction, after fees and expenses, were approximately $8,517,000. Proceeds from the transaction are being used for general corporate purposes.

Private Placement of Preferred Stock

On June 8, 2011, the Company issued 95,500 shares of "Series A Convertible Preferred Stock" and 54,500 shares of "Series A Exchangeable Preferred Stock," (collectively, the "Series A Preferred Stock"), each with a par value $0.001 per share which are convertible into authorized but unissued shares of common stock, par value $0.004 per share, of the Company. The Series A Exchangeable Preferred Stock now has substantially identical terms to the Series A Convertible Preferred Stock.

The Company received an aggregate cash purchase price of $15,000,000, representing a per-share purchase price of $100 for the Series A Convertible Preferred Stock and $100 for the Series A Exchangeable Preferred Stock. The Company received net proceeds, after transaction costs and expenses, of $13,825,000.

The shares of Series A Preferred Stock were initially convertible at the option of the holder into common stock at a conversion price of $2.82 (the "Conversion Price").  The Conversion Price for a period of time was subject to standard weighted-average anti-dilution adjustments. On July 22, 2013, upon completion of the Company's public offering of common stock, the Conversion Price was adjusted to $2.389 per share. Those anti-dilution rights expired during June 2014.

The stated value ($100.00 per share) of the Series A Preferred Stock accretes at an annual rate of 7% compounded quarterly.  On an annual basis, prior to the third anniversary of the original date of issuance, the holders could have elected, pursuant to certain requirements, to receive the following 12 months of accretion in the form of a dividend of 7% per annum, payable quarterly in cash at the holder's option. After the third anniversary of the closing, such accretion may be made in cash at the Company's option.  The Series A Preferred Stock is subject to certain default provisions whereby the dividend rate would be increased by an additional 5% per annum.

After the third anniversary of the original date of issuance, the Company can force conversion of all, and not less than all, of the outstanding Series A Preferred Stock into Company common stock as long as the closing price of its common stock is at least 250% of the Conversion Price, or $5.9725 per common share, for at least 20 of the 30 consecutive trading days immediately prior to the conversion and the average daily trading volume is greater than 50,000 shares per day over the 30 consecutive trading days immediately prior to such conversion.  The Company's ability to cause a conversion is subject to certain other conditions as provided pursuant to the terms of the Series A Preferred Stock described above.

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

The Company's bank agreement with HFS prohibits the payment of cash dividends. As of December 31, 2015, $5,632,004 in dividend accretion has accumulated on the Series A Preferred Stock.

Bank Financing

On June 27, 2014, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with GECC.  Pursuant to the Loan Agreement, GECC provided the Company with a 48-month secured term loan in the amount of $7,500,000 (the "Term Loan") and a Revolving Loan in the maximum amount of $2,500,000 (the "Revolver").  The Term Loan and the Revolver each mature on June 27, 2018.  The obligations under the Loan Agreement are secured by a lien on substantially all assets of the Company.

On December 1, 2015, pursuant to a sale of its healthcare financial services business to Healthcare Financial Solutions, LLC ("HFS"), GECC assigned its interests in the Loan Agreement to HFS.

The Term Loan bears interest on the outstanding daily balance at a fixed rate of 9.29%.  As of December 31, 2015, the outstanding balance under the term loan was $7,280,000, which reflects the application of $220,000 of proceeds received by the Company upon the sale of its 740 SELECT vital signs monitoring product line during October 2015. Under the Term Loan, 30 equal payments of $234,828 commence on January 1, 2016, with one final payment due in an amount equal to the remaining principal balance on the final maturity date. During 2016, further proceeds of $330,000 from the product line sale are expected to be received by the Company and shall be applied by HFS toward the outstanding balance which shall cause the principal amortization to be amended accordingly.

Revolver advances will bear interest at a floating rate equal to 5.5% plus the higher of 1.5% per annum or the lender's HFS's base rate determined by a LIBOR-based formula.  As of December 31, 2015, the effective rate was 7.0%. Amounts not borrowed against the Revolver, up to the commitment amount of $2,500,000, bear interest at an annual rate of 0.30%. Maximum borrowings under the Revolver are based upon the Company's eligible accounts receivable as defined in the Loan Agreement. As of December 31, 2015, there was no balance outstanding under the Revolver. The remaining amount available for borrowing as of December 31, 2015, was $2,016,000.

The Company has the right to prepay loans under the Loan Agreement in full at any time.  If the Term Loan is prepaid prior to maturity, an additional fee of 2% of the Term Loan amount is due if such prepayment takes place within one year from the closing date. Thereafter, the additional fee declines to 1% for any prepayment taking place after such first anniversary and prior to the scheduled maturity date.  Upon repayment of the Term Loan at any time, HFS is entitled to an additional fee equal to 4% of the Term Loan amount, or $300,000.

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiary, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity based on a formula.  Management believes that the Company was in compliance with the Loan Agreement's covenants as of December 31, 2015.

In connection with the Loan Agreement executed on June 27, 2014, the Company issued to GECC's affiliate, GE Capital Equity Investments, Inc., a warrant pursuant to which GE Capital Equity Investments, Inc. received the right to purchase 114,213 shares of Company common stock for a ten-year period,  expiring on June 27, 2024, at an exercise price of $1.97 per share. The shares associated with the warrant were fully vested at the time of issuance. The value of the warrant was estimated on the date of grant to be $1.67 per share based upon the fair value of the underlying common stock, using the Black-Scholes option pricing model, assuming a weighted-average expected stock price of volatility of 86.1%, an expected warrant life of ten years, an average risk-free interest rate of 2.63%, and a 0.0% average dividend yield. The warrant cost of $190,840 as calculated above was capitalized to other assets as a deferred financing cost and is being recognized as interest expense over the 48 months of the Loan Agreement.  Pursuant to GECC's assignment to HFS referred to above, the warrant was transferred to HFS's affiliate Oakstone Ventures, Inc.

The Company's secured term loan with East West Bank was repaid in full at the closing, and the revolving line-of-credit with East West Bank, which had no outstanding balance, was terminated. East West Bank continues to hold warrants for the purchase of an aggregate of 163,590 shares of the Company's common stock which were fully vested at the time of issuance. The unamortized cost of $75,796 at June 27, 2014, pertaining to the warrants, was recorded to interest expense.

The outstanding balance of the bank term loan at December 31, 2015 and 2014 is as follows:

	2015	2014

Balance of bank term loan	$7,280,000	$7,500,000
Current portion	2,817,940	1,216,218
Long-term portion	$4,462,060	$6,283,782

The Company financed its directors' and officers' insurance premiums during 2015 under a note payable in the amount of $91,350.  The note payable requires ten payments of $9,335 and is scheduled to be repaid in full by September 2016.

(7) ACCRUED EXPENSES

Accrued expenses at December 31, 2015 and 2014 consist of:

	2015	2014

Payroll	$261,408	$396,653
Employee compensation	525,000	408,864
Professional fees	310,852	264,140
Warranty	178,424	100,000
Travel and entertainment	12,470	7,743
Sales and use tax	295,014	267,013
Other	250,778	311,536
	$1,833,946	$1,755,949

(8)       SHARE-BASED PAYMENT PLANS

On June 8, 2011, at the Company's annual meeting of stockholders, the CAS Medical Systems, Inc. 2011 Equity Incentive Plan, (the "Incentive Plan") was approved by the stockholders. The Incentive Plan was intended to replace the CAS Medical Systems, Inc. 2003 Equity Incentive Plan which was near full distribution. The Incentive Plan provided for the availability of a maximum of 1,000,000 shares of the Company's common stock, with a maximum of 500,000 shares available for issuance with respect to awards of restricted stock and restricted stock units. On June 20, 2013, and June 25, 2014, the Company's stockholders approved amendments to the Incentive Plan which increased the maximum number of shares that can be issued by 1,000,000, thereby increasing the maximum number of shares to 2,000,000 in 2013 and to 3,000,000 in 2014.  As of December 31, 2015, there were 23,161 shares that remained available for issuance under the Incentive Plan, as amended.

Awards that may be granted under the Incentive Plan include options, restricted stock, restricted stock units, and other stock-based awards. The purposes of the Incentive Plan are to make available to key employees and directors certain compensatory arrangements related to growth in the value of the Company's stock so as to generate an increased incentive to contribute to the Company's financial success and prosperity; to enhance the Company's ability to attract and retain exceptionally qualified individuals, whose efforts can affect the Company's financial growth and profitability; and align, in general, the interests of employees and directors with the interests of stockholders. The Incentive Plan is administered by the Compensation Committee of the Board of Directors, which in turn determines the employees, officers, and directors to receive awards and the terms and conditions of these awards.

During 2015, stock options to purchase 693,500 shares of common stock were granted to our employees, officers, and a sales consultant. Of the total granted, options to members of our Board of Directors of the Company accounted for 270,000 shares. Grants to purchase 423,500 shares were issued to senior and mid-level managers, other employees, and a sales consultant both in recognition of performance and to attract and retain key employees.  The stock options contain various vesting formulas; however, they generally vest over a three- to four-year period.  As of December 31, 2015, options to purchase 3,374,875 shares remain outstanding of which 2,544,375 pertain to options granted under the Incentive Plan; 330,500 pertain to stock options granted under the 2003 Plan; and 500,000 were issued as non-plan inducement grants to officers commensurate with the start of their employment with the Company.

The unamortized stock compensation expense associated with the stock options at December 31, 2015, was $1,492,000 and will be recognized through the fourth quarter of 2019.

A summary of the Company's stock options and changes during the years follow:

	2015			2014

		Weighted-	Aggregate		Weighted-	Aggregate
	Option	Average	Intrinsic	Option	Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value

Outstanding at beginning of year	3,106,000	$2.05		2,618,625	$2.10
Granted	693,500	1.51		644,000	1.84
Exercised	—	—		(38,170)	1.60
Cancelled	(424,625)	1.92		(118,455)	2.02
Outstanding at end of year	3,374,875	$1.95	$235,443	3,106,000	$2.05	$75,000
Exercisable at end of year	1,935,000	$2.13	$52,888	1,599,000	$2.25	$18,750
Vested and expected to vest at end of year	3,331,699	$1.95	$229,966	3,061,058	$2.06	$73,313

Weighted-average grant-date fair value of options granted during the year		$0.93			$1.32

During 2015, no stock options were exercised, and options to purchase 424,625 shares were cancelled.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. Similar to other option pricing models, the Black-Scholes model requires the input of highly subjective assumptions which may materially affect the estimated fair value of the Company's stock options.

The fair value of each option granted during 2015 assumed a weighted-average expected stock volatility of 66.1%, a weighted-average expected option life of 5.9 years, an average risk-free interest rate of 1.69%, and a 0.0% dividend yield. The fair value of each option granted during 2014 assumed a weighted-average expected stock price volatility of 82.7%, a weighted-average expected option life of 6.3 years, an average risk-free interest rate of 1.87%, and a 0.0% average dividend yield. Risk-free interest rates approximate U.S. Treasury yields in effect at the time of the grant. The expected lives of the stock options are determined using historical data adjusted for the estimated exercise dates of unexercised options.  Volatility is determined using both current and historical implied volatilities of the underlying stock which is obtained from public data sources.

Additional information about stock options outstanding and exercisable at December 31, 2015, follows:

		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$1.20 - $1.39	291,875	9.0	$1.26	46,875	$1.35
1.64 - 1.98	1,835,000	8.3	1.76	817,000	1.77
2.09 - 2.54	920,000	6.7	2.15	743,125	2.16
2.95 - 3.16	328,000	4.9	3.09	328,000	3.09
$1.20 - $3.16	3,374,875	7.9	$1.95	1,935,000	$2.13

During 2015, there were 358,000 shares of restricted stock granted to senior management of the Company, including 150,000 shares granted to the CEO, 142,500 shares granted to other officers, and 65,500 shares granted to other senior management employees.  As of December 31, 2015, there were 508,000 restricted shares issued to employees which remained issued and non-vested.

Stock compensation expense of $31,000 and $210,000 related to restricted shares was recorded for 2015 and 2014, respectively. The unamortized stock compensation expense associated with the restricted shares at December 31, 2015, was $564,000 and will be recognized through the fourth quarter of 2019.

The fair value of the restricted common shares was calculated based upon the market value of the common stock on the date of issuance.  Restricted stock granted to employees typically vests over a period of not less than three years while restricted stock granted to members of the Board of Directors vests ratably over 12 months from date of grant.

A summary of the restricted shares outstanding and changes for the years follow:

	2015	2014

Outstanding at beginning of year	178,694	241,359
Granted	358,000	40,380
Cancelled	—	(3,807)
Vested	(28,694)	(99,238)
Outstanding at end of year	508,000	178,694

Total stock compensation expense was $704,843 and $1,028,937 for 2015 and 2014, respectively.

Warrants to purchase 386,803 shares of common stock at a weighted-average exercise price of $1.60 per share were outstanding at December 31, 2015. The warrants have an exercise price range of $0.38 to $1.98 per share and, with the exception of the 277,803 shares subject to warrants issued to the Company's current and former bank lenders, have no expiration date.

In connection with the Loan Agreement executed on June 27, 2014, the Company issued to GECC's affiliate, GE Capital Equity Investments, Inc., a warrant pursuant to which GE Capital Equity Investments, Inc. received the right to purchase 114,213 shares of Company common stock for a ten-year period, expiring on June 27, 2024, at an exercise price of $1.97 per share. The shares associated with the warrant were fully vested at the time of issuance. The value of the warrant was estimated on the date of grant to be $1.67 per share, using the Black-Scholes option pricing model assuming a weighted-average expected stock price of volatility of 86.1%, an expected warrant life of ten years, an average risk-free interest rate of 2.63%, and a 0.0% average dividend yield. The warrant cost of $190,840 as calculated above was capitalized to other assets as a deferred financing cost and is being recognized as interest expense over the 48 months of the Loan Agreement.  Pursuant to GECC's sale to HFS referred to above, the warrant was transferred to HFS's affiliate Oakstone Ventures, Inc.

The Company maintains an employee stock purchase plan. The CAS Medical Systems, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan") was approved by stockholders on June 10, 2009, and accordingly, 150,000 shares of common stock were reserved for issuance under the Stock Purchase Plan. The initial offering period began on July 1, 2009. As of December 31, 2015, there were 68,457 shares issued under the Stock Purchase Plan, and certain amounts had been withheld from employees' compensation to purchase an additional 3,084 shares which were issued during January 2016. The Stock Purchase Plan offers the Company's employees an opportunity to participate in a payroll-deduction-based program designed to incentivize them to contribute to the Company's success.

(9)       BENEFIT PLANS

The Company maintains a 401(k) benefit plan for its employees, which generally allows participants to make contributions via salary deductions up to allowable Internal Revenue Service limits on a tax-deferred basis. Such deductions may be matched in part by discretionary contributions by the Company.  The matching contributions for 2015 and 2014 were $68,479 and $56,416, respectively.

(10)     INCOME TAXES

There are no current and deferred Federal and State income tax benefits for the years ended December 31, 2015 and 2014.

A reconciliation of U.S. Federal income taxes computed at the statutory rate to income taxes shown in operations for the years ended December 31, 2015 and 2014 follows:

	2015	2014

Income tax benefit at the statutory rate	$(2,339,418)	$(2,576,195)
State income taxes, net of Federal effect	(88,242)	(161,775)
R&D and other tax credits	(37,054)	(318,501)
Change in valuation allowance	2,434,198	3,029,450
Other	30,516	27,021
Income tax benefit from continuing operations	$—	$—

Deferred income tax assets and (liabilities) at December 31 relate to:

	2015	2014

Inventories	$207,236	$295,856
Warranty accrual	62,431	34,990
Allowance for doubtful accounts	87,475	87,475
Tax credits	955,897	918,843
Deferred gain on sale and leaseback	79,162	126,271
Restricted stock	1,178,525	945,383
Net operating loss carryforwards	12,667,926	10,450,108
Other	631,497	580,694
	15,870,149	13,439,620
Prepaid expenses	(116,842)	(138,726)
Fixed assets	(385,062)	(372,916)
Deferred income tax assets and liabilities	15,368,245	12,927,978
Valuation allowance	(15,368,245)	(12,927,978)
Net deferred income tax assets and liabilities	$—	$—

The Company has performed the required analysis of both positive and negative evidence regarding the realization of our deferred income tax assets, including our past results of operations, recent cumulative losses, and our forecast for future taxable income. The assessment required the use of assumptions about future sales and pre-tax income, making allowance for uncertainties surrounding the rate of adoption of our products in the marketplace, competitive influences, and the investments required to increase our market share in certain markets for our products. As of December 31, 2015, we have concluded that it is more likely than not that such deferred income tax assets will not be realized and, accordingly, have established a deferred income tax asset valuation allowance in the amount of $15,368,245.

The Company's Federal net operating loss carryforward of $35,923,450 is scheduled to expire beginning in 2030. State net operating loss carryforwards of $8,326,586 are scheduled to expire between 2026 and 2035.  The amount of the net operating loss carryforwards that may be utilized annually to offset future taxable income and tax liabilities may be limited as a result of certain ownership changes pursuant to Section 382 of the Internal Revenue Code.  The Company has not completed a study to determine if there have been one or more ownership changes due to the costs associated with such study.

The Company does not believe that there are unrecognized income tax benefits for December 31, 2015 or 2014, and expects no significant changes in 2016.

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

In addition, the Company has a right of first offer to lease any additional space or building built by the lessor on the Property, subject to certain restrictions.  The Company also has the right to require the lessor to build an addition or additional building ("Expansion Premises"), subject to certain restrictions.  Upon the delivery of any Expansion Premises, the term of the Lease would extend for a ten-year term. The base rent for the Expansion Premises would be the greater of the then prevailing market rent or an amount equal to a return on actual costs of construction of the greater of 250 basis points over the rate on ten-year U.S. Treasury Notes, or 8%.  Upon delivery of the Expansion Premises, the lessor would assume obligations under the Company's existing lease of its adjacent property in exchange for a payment equal to three months of rent and certain unamortized costs incurred with respect to this facility.

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

Operating Leases

The Company currently leases two separate operating facilities and certain equipment under non-cancellable operating leases. Rent expense under these leases was $412,000 in 2015 and $446,000 in 2014. Future annual minimum rental payments as of December 31, 2015, to the expiration of the leases follow:

2016	$409,000
2017	264,000
2018	33,000
2019	4,000
2020	—
Total	$710,000

(13)     SUBSEQUENT EVENT (unaudited)

On March 28, 2016, the Company entered into an agreement (the "Agreement") pursuant to which it sold its neonatal intensive care disposables product line assets in exchange for $3,350,000 of consideration, including $3,035,000 paid in cash at closing. The closing proceeds are net of $100,000 to be held in escrow for 12 months following the closing and $215,000 for inventory to be held by the Company and repaid at the conclusion of a transition period, under which the Company will provide various certain services, including materials procurement, inventory control, manufacturing, and order processing and fulfilment throughout the remainder of 2016.

The following table presents the assets and liabilities related to the neonatal disposables product lines in the consolidated balance sheets as of the periods below:

	December 31,	December 31,
	2015	2014

Accounts receivable	$356,437	$240,391
Inventories	143,547	229,784
Property and equipment, net	6,681	12,056
Intangible assets	11,102	11,102
Total assets associated with
discontinued operations	$517,767	$493,333

Accounts payable	$12,847	$32,389
Accrued expenses	444	1,292
Total liabilities associated with
discontinued operations	$13,291	$33,681

The following table represents the financial results of the divested neonatal operations for the calendar years 2015 and 2014:

	2015	2014

Net sales	$2,152,795	$2,196,242
Cost of sales	1,470,848	1,446,125
Gross profit	681,947	750,117
Operating expenses	66,388	51,056
Income from discontinued operations before income taxes	615,559	699,061
Income tax expense	215,446	244,671
Income from discontinued operations	$400,113	$454,390

The Company will reclassify its neonatal disposables intensive care product line results to discontinued operations effective with the filing of its Form 10-Q for the three-month period ending March 31, 2016. There have been no material charges related to the Company's divestiture, and Management does not expect such charges to be incurred in the future.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2015.  Based upon the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date.

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation was conducted to determine the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the Company's evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2015.
Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2 and 32.1 to this report.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Reference is made to the disclosure required by Items 401, 405, 406, and 407(c)(3), -(d)(4), and -(d)(5) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 26, 2016, and to be filed with the Securities and Exchange Commission.

Item 11.  Executive Compensation

Reference is made to the disclosure required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 26, 2016, and to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the disclosure required by Item 403 of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 26, 2016, and to be filed with the Securities Exchange Commission.

The following table provides information regarding the Company's equity compensation plans as of December 31, 2015:

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options	outstanding options	under equity
Plan Category	and warrants	and warrants	compensation plans

Equity compensation plans approved
by security holders	2,874,875	$1.87	23,161

Equity compensation plans not
approved by security holders	886,803	2.06	—
Total	3,761,678	$1.92	23,161

Securities remaining available for issuance under equity compensation plans approved by security holders are from the CAS Medical Systems, Inc. 2011 Equity Incentive Plan, as amended. The equity compensation plans not approved by security holders consist of warrants to purchase 109,000 shares granted to former directors of the Company as compensation for services rendered which have no expiration date, warrants to purchase 277,803 shares granted to the Company's current and former bank lenders, and 500,000 shares under inducement stock options granted to certain officers of the Company commensurate with their employment with the Company.   See Note 8 "Share-Based Payment Plans" to the Company's Financial Statements.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Reference is made to the disclosure required by Items 404 and 407(a) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 26, 2016, and to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

Reference is made to the proposal regarding the approval of the Registrant's independent registered public accounting firm to be contained in the Registrant's definitive proxy statement to be mailed to stockholders on or about April 26, 2016, and to be filed with the Securities and Exchange Commission.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The Company's financial statements are included in response to Item 8 of this report.

Report of Independent Registered Public Accounting Firm

Financial Statements
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014
Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules

       Not applicable.

(3)  Exhibits

The Exhibits to this report are as set forth in the "Exhibit Index" beginning on Page 30 of this report. Management contracts or compensatory plans or arrangements filed as an exhibit to this report are identified in the "Index to Exhibits" with an asterisk after the exhibit number.

EXHIBIT INDEX

1.1	Form of Purchase Agreement, dated July 16, 2013, by and between CAS Medical Systems, Inc. and Northland Securities (21)
1.2	Form of Purchase Agreement, dated February 11, 2015, by and between CAS Medical Systems, Inc. and Craig-Hallum Capital Group LLC (24)
2.1	Stock Purchase Agreement dated May 15, 2005 among CAS Medical Systems, Inc., Statcorp, Inc., and the Stockholders of Statcorp, Inc. (1)
3.1	Certificate of Incorporation of Registrant (2)
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant filed June 23, 2015 (27)
3.3	Amended and Restated Bylaws of Registrant (9)
10.1*	1994 Employees' Incentive Stock Option Plan (4)
10.2*	CAS Medical Systems, Inc. Employee Stock Purchase Plan (5)
10.3*	CAS Medical Systems, Inc. 2003 Equity Incentive Plan (6)
10.4*	Form of Option Agreement (3)
10.5	Purchase and Sale Agreement between CAS Medical Systems, Inc. and Davis Marcus Partners, Inc. dated June 18, 2007 (7)
10.6	Lease Agreement between CAS Medical Systems, Inc. and DMP New Branford, LLC dated September 6, 2007 (7)
10.7	Subscription Agreement dated May 9, 2008 with jVen Capital, LLC (10)
10.8	Amendment to the CAS Medical Systems, Inc. 2003 Equity Incentive Plan (11)
10.9*	Employment Agreement with Jeffery A. Baird dated August 10, 2009 (12)
10.10	Subscription Agreement dated June 16, 2010 with several Subscribers (13)
10.11*	Employment Agreement between CAS Medical Systems, Inc. and Thomas M. Patton dated August 27, 2010 (14)
10.12*	Inducement Non-Qualified Stock Option Agreement with Thomas M. Patton dated August 27, 2010 (14)
10.13*	Inducement Restricted Stock Agreement between CAS Medical Systems, Inc. and Thomas M. Patton dated August 27, 2010 (14)
10.14*	Inducement Restricted Stock Agreement between CAS Medical Systems, Inc. and Thomas M. Patton dated August 27, 2010 (14)
10.15	Asset Purchase Agreement dated November 5, 2010 by and among CAS Medical Systems, Inc., Statcorp, Inc. and OSI Optoelectronics, Inc. (15)
10.16*	Employment Agreement with Matthew J. Herwig dated January 7, 2011 (16)
10.17*	Inducement Non-Qualified Stock Option Agreement with Matthew J. Herwig dated January 7, 2011 (16)
10.18*	Inducement Restricted Stock Agreement with Matthew J. Herwig dated January 7, 2011 (16)
10.19	Investment Agreement, dated June 8, 2011, among CAS Medical Systems, Inc. and several Purchasers named therein (17)
10.20	Registration Rights Agreement, dated June 9, 2011, among CAS Medical Systems, Inc. and the several Purchasers named therein (17)
10.21	Form of Indemnification Agreement, dated June 9, 2011, between CAS Medical Systems, Inc. and the individual members of the Board of Directors of CAS Medical Systems, Inc. (17)
10.22*	CAS Medical Systems, Inc. 2011 Equity Incentive Plan, as amended (18)
10.23	Loan and Security Agreement, dated July 31, 2012, by and between the Company and East West Bank (19)
10.24	Warrant to Purchase Stock, dated July 31, 2012, issued by the Company to East West Bank (19)
10.25	Second Amendment to Loan and Security Agreement dated May 10, 2013 between the Company and East West Bank (20)
10.26	Warrant to Purchase Stock dated May 10, 2013 issued to East West Bank (20)
10.27*	Employment Agreement with John K. Gamelin dated August 5, 2013 (22)
10.28*	Employment Agreement with Paul Benni dated May 1, 2008 (22)
10.29*	Employment Agreement with Brian J. Wagner dated October 2, 2013 (25)
10.30	Third Amendment to Loan and Security Agreement dated March 17, 2014, between the Company and East West Bank (25)
10.31	Loan and Security Agreement dated June 27, 2014 by and between the Company and General Electric Capital Corporation (23)
10.32	Warrant to Purchase Stock, dated June 27, 2014, issued by the Company to GE Capital Equity Investments, Inc. (23)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO Pursuant to Rule 13a-14
31.2	Certification of CFO Pursuant to Rule 13a-14
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. 1350
101	Interactive data files pursuant to Rule 405 of Regulation S-T

(1)	Incorporated by reference to the Company's Form 8-K/A filed July 29, 2005
(2)	Incorporated by reference to the Company's Form 10-Q filed August 12, 2011
(3)	Incorporated by reference to the Company's Form 10-KSB filed March 31, 2005
(4)	Incorporated by reference to the Company's Form S-8 filed October 4, 2000
(5)	Incorporated by reference to the Company's Form S-8 filed June 10, 2004, (333-116348)
(6)	Incorporated by reference to the Company's Form S-8 filed June 10, 2004, (333-116349)
(7)	Incorporated by reference to the Company's Form 8-K filed September 10, 2007
(8)	Incorporated by reference to the Company's Form 8-K filed November 30, 2007
(9)	Incorporated by reference to the Company's Form 8-K filed February 14, 2008
(10)	Incorporated by reference to the Company's Form 8-K filed May 14, 2008
(11)	Incorporated by reference to the Company's Form 8-K filed December 31, 2008
(12)	Incorporated by reference to the Company's Form 10-Q filed August 12, 2009
(13)	Incorporated by reference to the Company's Form 8-K filed June 16, 2010
(14)	Incorporated by reference to the Company's Form 8-K filed August 27, 2010
(15)	Incorporated by reference to the Company's Form 10-Q filed November 10, 2010
(16)	Incorporated by reference to the Company's Form 8-K filed January 10, 2011
(17)	Incorporated by reference to the Company's Form 8-K filed June 13, 2011
(18)	Incorporated by reference to the Company's Proxy Statement filed April 29, 2014
(19)	Incorporated by reference to the Company's Form 8-K filed August 2, 2012
(20)	Incorporated by reference to the Company's Form 8-K filed May 13, 2013
(21)	Incorporated by reference to the Company's Form 8-K filed July 17, 2013
(22)	Incorporated by reference to the Company's Form 10-Q filed August 7, 2013
(23)	Incorporated by reference to the Company's Form 8-K filed June 30, 2014
(24)	Incorporated by reference to the Company's Form 8-K filed February 11, 2015
(25)	Incorporated by reference to the Company's Form 10-K filed March 19, 2014
(26)	Incorporated by reference to the Company's Form 8-K filed October 26, 2015
(27)	Incorporated by reference to the Company's Form 8-K filed June 25, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: March 30, 2016
By: Thomas M. Patton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s / Alan W. Milinazzo	Date: March 30, 2016
Alan W. Milinazzo, Director

/s/ Paul A. Molloy	Date: March 30, 2016
Paul A. Molloy, Director

/s/ Gregory P. Rainey	Date: March 30, 2016
Gregory P. Rainey, Director

/s/ James E. Thomas	Date: March 30, 2016
James E. Thomas, Director

/s/ Kathleen A. Tune	Date: March 30, 2016
Kathleen A. Tune, Director

/s/ Kenneth R. Weisshaar	Date: March 30, 2016
Kenneth R. Weisshaar, Director

/s/ Thomas M. Patton	Date: March 30, 2016
Thomas M. Patton, President, Chief Executive
Officer and Director

/s/ Jeffery A. Baird	Date: March 30, 2016
Jeffery A. Baird, Chief Financial Officer
(Principal Financial and Accounting Officer)