Form 10-Q
period 2016-03-31
CAS MEDICAL SYSTEMS INC
filed 2016-05-11
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10‑Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

Commission File Number 0-13839

CAS MEDICAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1123096
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

44 East Industrial Road, Branford, Connecticut  06405
(Address of principal executive offices, including zip code)

(203) 488‑6056
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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer  ☐       Accelerated Filer ☐       Non-Accelerated Filer ☐       Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value   27,327,559 shares as of May 6, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
Assets	2016	2015

Current assets:
Cash and cash equivalents	$8,364,773	$7,528,292
Accounts receivable, net	3,347,721	2,921,720
Inventories	1,673,837	1,428,425
Other current assets	444,244	416,112
Assets associated with discontinued operations	993,123	1,239,344
Total current assets	14,823,698	13,533,893

Property and equipment:
Leasehold improvements	139,970	139,970
Equipment at customers	3,640,359	3,513,617
Machinery and equipment	4,911,384	4,753,062
	8,691,713	8,406,649
Accumulated depreciation and amortization	(6,271,419)	(6,173,823)
Property and equipment, net	2,420,294	2,232,826

Intangible and other assets, net	773,992	813,017

Total assets	$18,017,984	$16,579,736

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
Liabilities and Stockholders' Equity	2016	2015

Current liabilities:
Accounts payable	$1,657,576	$1,459,798
Accrued expenses	2,126,757	1,833,502
Notes payable	55,242	82,377
Current portion of long-term debt, less unamortized debt issuance cost	2,623,400	2,616,992
Liabilities associated with discontinued operations	177,122	199,940
Total current liabilities	6,640,097	6,192,609

Deferred gain on sale and leaseback of property	192,581	226,240
Long-term debt, less current portion and unamortized debt issuance cost	3,549,302	4,207,629
Other long-term liability	300,000	300,000
Total liabilities	10,681,980	10,926,478

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized
Series A convertible preferred stock, 95,500 shares issued and outstanding, liquidation value of $13,365,584 and $13,135,709 at
March 31, 2016 and December 31, 2015, respectively	8,802,000	8,802,000
Series A exchangeable preferred stock, 54,500 shares issued and outstanding, liquidation value of $7,627,480 and $7,496,295 at
March 31, 2016 and December 31, 2015, respectively	5,135,640	5,135,640
Common stock, $.004 par value per share, 60,000,000 shares authorized,
27,394,806 and 27,391,722 shares issued at March 31, 2016 and
December 31, 2015, respectively, including shares held in treasury	109,579	109,567
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	29,837,985	29,636,087
Accumulated deficit	(36,447,720)	(37,928,556)
Total stockholders' equity	7,336,004	5,653,258

Total liabilities and stockholders' equity	$18,017,984	$16,579,736

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Operations
  (Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net sales from continuing operations	$5,455,526	$4,520,887

Cost of sales	2,574,871	2,255,780
Gross profit	2,880,655	2,265,107

Operating expenses:
Research and development	955,407	833,489
Selling, general and administrative	3,367,884	2,883,485
Total operating expenses	4,323,291	3,716,974

Operating loss	(1,442,636)	(1,451,867)

Interest expense	199,248	217,814
Other income	(4,873)	(349)
Loss from continuing operations before income taxes	(1,637,011)	(1,669,332)
Income tax benefit	(1,091,246)	(58,808)
Loss from continuing operations	(545,765)	(1,610,524)
Discontinued operations:
Income from discontinued operations	175,752	151,084
Gain on sale of discontinued operations	2,942,095	—
Income taxes	1,091,246	58,808
Income from discontinued operations	2,026,601	92,276
Net income (loss)	1,480,836	(1,518,248)
Preferred stock dividend accretion	361,060	336,854
Net income (loss) applicable to common stockholders	$1,119,776	$(1,855,102)

Loss per common share from continuing
operations - basic and diluted	$(0.03)	$(0.09)

Income (loss) per common share from discontinued
operations - basic and diluted	$0.07	$0.01

Per share basic and diluted net income (loss) applicable to
common stockholders	$0.04	$(0.08)

Weighted-average number of common shares outstanding:
Basic and diluted	26,800,433	22,804,979

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2016
(Unaudited)

	Preferred Stock		Common Stock Issued		Common Stock Held in Treasury		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2015	150,000	$13,937,640	27,391,722	$109,567	86,000	$(101,480)	$29,636,087	$(37,928,556)	$5,653,258

Net income								1,480,836	1,480,836

Common stock issued under stock purchase plan			3,084	12			4,089		4,101

Stock compensation							197,809		197,809

BALANCE, March 31, 2016	150,000	$13,937,640	27,394,806	$109,579	86,000	$(101,480)	$29,837,985	$(36,447,720)	$7,336,004

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$1,480,836	$(1,518,248)
Income from discontinued operations	2,026,601	92,276
Loss from continuing operations	(545,765)	(1,610,524)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	292,519	360,460
Deferred income taxes	(1,091,246)	—
Stock compensation	197,809	198,962
Impairment of capitalized costs	33,944	—
Amortization of gain on sale and leaseback of property	(33,659)	(33,659)
Changes in operating assets and liabilities:
Accounts receivable	(426,001)	(67,854)
Inventories	(245,412)	120,408
Other current assets	(28,134)	(26,729)
Accounts payable and accrued expenses	491,033	(122,881)
Net cash used in operating activities of continuing operations	(1,354,912)	(1,181,817)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(402,032)	(195,076)
Additions to intangible assets	(2,495)	(18,380)
Net cash used in investing activities of continuing operations	(404,527)	(213,456)

FINANCING ACTIVITIES:
Repayments of note payable	(27,134)	(28,638)
Repayment of long-term debt	(704,515)	—
Repayment of line-of-credit	—	(1,000,000)
Proceeds from issuance of common stock	4,101	8,571,567
Net cash (used) provided by financing activities of continuing operations	(727,548)	7,542,929

Net (decrease) increase in cash and cash equivalents from continuing operations	(2,486,987)	6,147,656

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash provided by operating activities of discontinued operations	3,323,468	442,016
Net cash provided by discontinued operations	3,323,468	442,016
Net change in cash and cash equivalents	836,481	6,589,672

Cash and cash equivalents, beginning of period	7,528,292	4,494,663
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,364,773	$11,084,335

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$111,528	$184,492

See accompanying notes.

CAS Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2016

(1)      The Company

CAS Medical Systems, Inc. ("CASMED®" or the "Company") is a medical technology company that develops, manufactures, and markets non-invasive patient monitoring products that are vital to patient care.  Our principal products are the FORE-SIGHT® and FORE-SIGHT ELITE® brand tissue oximeters and sensors, which comprised 78% of our March 31, 2016, year-to-date sales from continuing operations.  We also sell non-invasive blood pressure measurement technologies and service parts that we group into a category entitled Traditional Monitoring.

(2)      Basis of Presentation

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10‑K for the year ended December 31, 2015.  The condensed consolidated balance sheet as of December 31, 2015, was derived from the audited financial statements.

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

The Company changed its method of accounting for debt issuance costs effective with the first quarter of 2016. In April 2015, the Financial Accounting Standards Board, (the "FASB") ASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest, to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt obligation be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts, rather than being presented as an asset. ASU 2015-03 became effective for financial statements issued for fiscal years beginning after December 15, 2015. The Company has reclassified $402,783 and $455,379 of other assets for the periods ending March 31, 2016, and December 31, 2015, respectively, and reported those amounts as reductions in the principal amounts of term debt liabilities outstanding.

As further discussed in Note (3) below, the Company has reclassified its vital signs monitoring and neonatal intensive care disposables product lines results to discontinued operations. Accordingly, the consolidated financial statements for all periods reported reflect those results as discontinued, and all assets and liabilities related to the product lines and held as of December 31, 2015, are stated as assets and liabilities associated with discontinued operations.

As of March 31, 2016, the Company had cash and cash equivalents plus available borrowings under its revolving loan with its lender, totaling $10,605,000, which the Company believes are sufficient to support the Company's operations for at least the next 12 months. The Company expects to continue to use cash from operations during these periods.  The Company's term loan agreement with General Electric Capital Corporation ("GECC") was consummated on June 27, 2014, (see Note 6) and contains an interest-only payment feature which enabled the Company to defer principal repayments until January 1, 2016. On December 1, 2015, pursuant to a sale of its healthcare financial services business to Healthcare Financial Solutions, LLC ("HFS"), GECC assigned its interest in the Loan Agreement to HFS.

The Company may seek additional capital to support its operations should the need arise. Management believes that it can obtain additional financing; however, there can be no assurance that such additional financing can be obtained on acceptable terms or at all.

(3) Discontinued Operations

On October 26, 2015, the Company entered into an agreement (the "Agreement") pursuant to which it sold certain assets related to its 740 SELECT® vital signs monitoring product line in exchange for $220,000 in cash at closing and a one-year, interest-bearing promissory note in the principal amount of $329,967. The Agreement also provides for royalty payments to the Company for sales of 740 SELECT products during the three-year period following the closing. In accordance with the Company's agreement with HFS, the closing proceeds and the promissory note payments will be applied to the outstanding balance on the Company's term loan.

On March 28, 2016, the Company consummated an agreement pursuant to which it sold certain assets related to its neonatal intensive care disposable product line for $3,350,000, including $3,035,000 in cash at closing after deductions of $100,000 for funds held in escrow for 12 months following the closing and $215,000 for inventory to be purchased following a transition services agreement expected to conclude at December 31, 2016.

The following table presents the assets and liabilities related to the vital signs monitoring and neonatal intensive care product lines classified as assets and liabilities associated with discontinued operations in the consolidated balance sheets as of the periods below:

	March 31,	December 31,
	2016	2015

Accounts receivable	$340,564	$697,726
Non-trade receivable	315,318	—
Note receivable	337,241	333,005
Inventories	—	190,830
Property and equipment, net	—	6,681
Intangible assets	—	11,102
Total assets associated with
discontinued operations	$993,123	$1,239,344

Accounts payable	$61,617	$144,106
Accrued expenses	115,505	55,834
Total liabilities associated with
discontinued operations	$177,122	$199,940

The following table represents the financial results of the discontinued operations for the three months ended March 31st:

	Three Months Ended
	March 31,
	2016	2015

Net sales	$608,161	$1,286,343
Cost of sales	422,550	882,379
Gross profit	185,611	403,964
Operating expenses	9,859	252,880
Income from discontinued operations
before income taxes	175,752	151,084
Gain on sale of discontinued operations	2,942,095	—
Income taxes	1,091,246	58,808
Income from discontinued operations	$2,026,601	$92,276

(4)      Principal Products and Services

The Company has categorized its sales of products and services into the following categories:

•	Tissue oximetry monitoring products – includes sales of the Company's FORE-SIGHT cerebral monitors, sensors, and accessories.

•	Traditional monitoring products – non-invasive blood pressure technology for sale to OEMs and service repairs.

(5)      Inventories, Property and Equipment, and Intangible and Other Assets

Inventories consist of:

	March 31,	December 31,
	2016	2015

Raw materials	$1,189,518	$919,870
Work-in-process	42,595	20,917
Finished goods	441,724	487,638
Total	$1,673,837	$1,428,425

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Property and equipment includes FORE-SIGHT cerebral oximetry monitors primarily located at customer sites within the United States.  Such equipment, categorized as "Equipment at Customers", is typically held under a no-cost program whereby customers purchase disposable sensors for use with the Company's FORE-SIGHT equipment.  Under this program, the Company retains title to the monitors shipped to its customers and amortizes the monitors using the straight-line method over their estimated useful lives.  Equipment at Customers includes first-generation FORE-SIGHT cerebral oximeters, the net book value of which was reduced to an estimated fair value during the third quarter of 2013 upon the launch of the Company's next-generation FORE-SIGHT ELITE monitor.

Intangible assets consist of patents issued, patents pending, trademarks, and purchased technology which are recorded at cost. Patents are amortized on a straight-line basis over 20 years. Capitalized costs are amortized over their estimated useful lives. Deferred financing costs are amortized over the term of the related agreement.

Intangible and other assets consist of the following:

	March 31,	December 31,
	2016	2015

Patents and other assets	$907,639	$905,454
Patents pending	293,294	315,826
	1,200,933	1,221,280
Accumulated amortization	(426,941)	(408,263)
Total	$773,992	$813,017

Amortization expense of intangible and other assets for the three months ended March 31, 2016, was $18,678. Estimated amortization expense for the calendar year 2016 is $68,115. Expected amortization expense of intangible and other assets for the next five calendar years and beyond follows:

2017	$31,700
2018	28,900
2019	26,600
2020	26,100
2021	26,100
Thereafter	516,100
$655,500

The Company reviews its intangibles and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the carrying amounts of its remaining long-lived assets are fully recoverable.

(6)      Financing Arrangements

Common Stock Public Offering

On February 17, 2015, the Company completed an underwritten public offering (the "Offering") of 7,130,000 shares of its common stock at a price to the public of $1.30 per share, resulting in gross proceeds of $9,269,000. The Offering included an over-allotment option exercised by the underwriter in full to purchase up to 930,000 shares. Pursuant to the underwriting agreement, the underwriter purchased the shares of common stock from the Company at a price of $1.222 per share.  Net proceeds to the Company from the transaction, after fees and expenses, were $8,517,000.  Proceeds from the offering are being used for general corporate purposes.

Private Placement of Preferred Stock

On June 9, 2011, the Company issued 95,500 shares of  Series A Convertible Preferred Stock and 54,500 shares of Series A Exchangeable Preferred Stock (collectively, the "Series A Preferred Stock"), each with a par value $0.001 per share and which are convertible into authorized but unissued shares of common stock, par value $0.004 per share, of the Company. The Series A Exchangeable Preferred Stock has substantially identical terms to the Series A Convertible Preferred Stock.

The Company received an aggregate cash purchase price of $15,000,000, representing a per-share purchase price of $100 for the Series A Convertible Preferred Stock and $100 for the Series A Exchangeable Preferred Stock. The Company received net proceeds, after transaction costs and expenses, of $13,825,000.

The shares of Series A Preferred Stock were initially convertible at the option of the holder into common stock at a conversion price of $2.82 (the "Conversion Price").  The Conversion Price was subject to standard weighted-average anti-dilution adjustments. On July 22, 2013, upon completion of a public offering of the Company's common stock, the Conversion Price was adjusted to $2.389 per share. Any further anti-dilution rights expired during June 2014.

The stated value ($100 per share) of the Series A Preferred Stock accretes at an annual rate of 7% compounded quarterly.  Effective from the third anniversary of the closing, June 9, 2014, such accretion may be paid in cash at the Company's option.  The Series A Preferred Stock is subject to certain default provisions whereby the dividend rate would be increased by an additional 5% per annum.

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

The Series A Preferred Stock is entitled to a liquidation preference equal to the greater of 100% of the accreted value for each share of Series A Preferred Stock, outstanding on the date of a liquidation, plus all accrued and unpaid dividends, or the amount a holder would have been entitled to had the holder converted the shares of Series A Preferred Stock into common stock immediately prior to the liquidation.  Accordingly, based upon the liquidation value of the preferred stock at March 31, 2016, there were 8,787,386 shares of common stock issuable upon conversion of the Series A Preferred Stock. The Series A Preferred Stock votes together with the common stock as if converted on the original date of issuance.  Holders of Series A Preferred Stock are entitled to purchase their pro rata share of additional stock issuances in certain future financings.

The Company's bank agreement with HFS prohibits the payment of cash dividends.  As of March 31, 2016, $5,993,064 in dividend accretion has accumulated on the Series A Preferred Stock.

Debt Financing

On June 27, 2014, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with GECC.  Pursuant to the Loan Agreement, GECC provided the Company with a 48-month secured term loan in the amount of $7,500,000 (the "Term Loan") and a Revolving Loan in the maximum amount of $2,500,000 (the "Revolver").  The Term Loan and the Revolver each mature on June 27, 2018.  The obligations under the Loan Agreement are secured by a lien on substantially all assets of the Company.  On December 1, 2015, pursuant to a sale of its healthcare financial services business to Healthcare Financial Solutions, LLC ("HFS"), GECC assigned its interest in the Loan Agreement to HFS.

The Term Loan bears interest on the outstanding daily balance at a fixed rate of 9.29%.  Under the Term Loan, principal payments were deferred until January 1, 2016, at which time the repayment of principal commenced. Thirty (30) equal payments of $234,838 are scheduled for 30 months with one final payment due in an amount equal to the remaining principal balance on the final maturity date. During the three months ended March 31, 2016, the Company made principal payments totaling $704,515. The outstanding balance at March 31, 2016, also reflects the application of $220,000 of proceeds received by the Company upon the sale of its 740 SELECT vital signs monitoring product line during October 2015.  During 2016, further proceeds of $330,000 from the product line sale are expected to be received by the Company and may be applied by HFS toward the outstanding balance which shall cause the principal amortization to be amended accordingly.

Revolver advances bear interest at a floating rate equal to 5.5% plus the higher of 1.5% per annum or HFS's base rate determined by a LIBOR-based formula.  Amounts not borrowed against the Revolver up to the commitment amount of $2,500,000 bear interest at an annual rate of 0.30%. Maximum borrowings under the Revolver are based upon the Company's eligible accounts receivable as defined in the Loan Agreement. There were no borrowings under the Revolver as of March 31, 2016, and the amount available for borrowing was $2,240,000 as of that date.

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

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity in an amount not less than three times the Company's monthly cash burn, as defined. Management believes that the Company was in compliance with the Loan Agreement's covenants as of March 31, 2016.

In connection with the Loan Agreement, the Company issued a warrant pursuant to which an affiliate of HFS has the right to purchase 114,213 shares of Company common stock for a ten-year period, expiring on June 27, 2024, at an exercise price of $1.97 per share. The shares associated with the warrant were fully vested at the time of issuance.  The value of the warrant was estimated on the date of grant to be $1.67 per share, using the Black-Scholes option pricing model assuming a weighted-average expected stock price volatility of 86.1%, an expected warrant life of ten years, an average risk-free interest rate of 2.63%, and a 0.0% average dividend yield. The warrant cost of $190,840, as calculated above, has been recorded as a debt issuance cost and is being recognized as interest expense over the 48 months of the Loan Agreement.

The outstanding balance of the Company's term loan is stated for the following periods:

	March 31, 2016			December 31, 2015
	Principal	Unamortized Debt Issuance Cost	Debt, Net of Issuance	Principal	Unamortized Debt Issuance Cost	Debt, Net of Issuance
Balance of term loan	$6,575,485	$402,783	$6,172,702	$7,280,000	$455,379	$6,824,621
Less current portion	2,818,059	194,659	2,623,400	2,817,940	200,948	2,616,992
Long-term portion	$3,757,426	$208,124	$3,549,302	$4,462,060	$254,431	$4,207,629

The Company incurred debt issuance costs of $780,810 associated with the Loan Agreement, including $300,000 of accrued fees payable upon repayment of the Term Loan, $190,840 pertaining to the warrant referred to above, and other legal and brokerage costs. The unamortized balance of the debt issuance costs at March 31, 2016, was $402,783 and will be amortized through June 27, 2018, the maturity date of the Term Loan.

(7)     Income (Loss) per Common Share Applicable to Common Stockholders

Basic loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if common stock equivalents such as unvested restricted common shares, outstanding warrants and options, or convertible preferred stock were exercised or converted into common stock.  Therefore, for each period for which a loss is reported, diluted loss per share is equal to basic loss per share because the effect of including such common stock equivalents or other securities would have been anti-dilutive.  Although the Company generated net income applicable to common stockholders for the three months ended March 31, 2016, the Company incurred a loss from continuing operations for the same period.  As such, the Company has excluded potentially dilutive shares from the calculation of income per common share applicable to common stockholders.

At March 31, 2016, stock options and warrants to purchase 3,354,875 and 386,803 shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. On an as-converted basis, 8,787,386 shares of common stock pertaining to the private placement of 150,000 shares of Series A Preferred Stock were also excluded as they would have been anti-dilutive.

(8)     Stock Compensation Expense and Share-based Payment Plans

Stock compensation expense was $197,809 and $199,513 for the three-month periods ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,846,000.  Such amount, net of estimated forfeitures, will be recognized in operations through the fourth quarter of 2019.

The following table summarizes the Company's stock option information as of and for the three-month period ended March 31, 2016:

		Weighted-	Aggregate	Weighted-Average
	Option	Average	Intrinsic	Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years

Outstanding at December 31, 2015	3,374,875	$1.95	$235,443	7.2
Granted	—	—	—
Cancelled or expired	(20,000)	1.82
Exercised	—	—
Outstanding at March 31, 2016	3,354,875	1.95	47,781	7.0
Exercisable at March 31, 2016	2,000,000	$2.12	$3,581	5.8
Vested and expected to vest at March 31, 2016	3,314,247	$1.95	$46,455	7.0

(1)	The intrinsic value of a stock option is the amount by which the market value, as of the applicable date, of the underlying stock exceeds the option exercise price.

The exercise period for all outstanding stock options may not exceed ten years from the date of grant. Stock options granted to employees typically vest over a four-year period. The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

On June 25, 2014, the Company's stockholders approved an amendment to the CAS Medical Systems, Inc. 2011 Equity Incentive Plan (the "Plan") which increased the maximum number of shares that can be issued under the Plan by 1,000,000 to 3,000,000. Awards that may be granted under the Plan include options, restricted stock and restricted stock units, and other stock-based awards. The Plan limits the issuance of restricted stock to 500,000 shares. As of March 31, 2016, there remained 30,070 shares available for issuance as restricted stock and restricted stock units. The purposes of the Plan are to make available to our key employees and directors, certain compensatory arrangements related to growth in value of our stock so as to generate an increased incentive to contribute to the Company's financial success and prosperity; to enhance the Company's ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company's financial growth and profitability; and to align, in general, the interests of employees and directors with the interests of our stockholders. As of March 31, 2016, there were 43,161 shares remaining available for issuance under the Plan, as amended.

Effective with the Company's 2015 calendar year, each new non-employee member of the Board of Directors is granted a ten-year stock option to purchase 30,000 shares of common stock upon initial appointment to the Board. Further, each member of the Board, after the initial year of service, shall be granted a ten-year, non-qualified stock option to purchase 15,000 shares of common stock, which shall vest in two equal annual installments on each anniversary of the date of the grant.

As of March 31, 2016, 508,000 restricted shares were outstanding at a weighted-average fair-value of $1.78.  Of the total amount outstanding, 150,000 restricted shares of common stock issued to the Company's Chief Executive Officer during August 2010 remained issued and non-vested. Such shares have been fully amortized as of March 31, 2016.

Warrants to purchase 386,803 shares of common stock at a weighted-average exercise price of $1.60 per share were outstanding as of March 31, 2016. The warrants have an exercise price range of $0.38 to $1.98 per share and have no expiration date with the exception of the warrants to purchase 277,803 shares issued to the Company's current and former bank lenders.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not limited to, the following:  foreign currency fluctuations, regulations and other economic and political factors which affect the Company's ability to market its products internationally, changes in economic conditions that adversely affect demand for the Company's products, potential liquidity constraints, new product introductions by the Company's competitors, increased price competition, rapid technological changes, dependence upon significant customers, availability and cost of components for the Company's products, the impact of any product liability or other adverse litigation, marketplace acceptance for the Company's new products, FDA and other governmental regulatory and enforcement actions, changes in reimbursement levels from third-party payers, changes to federal research and development grant programs utilized by the Company, and other factors described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Management Summary

On March 28, 2016, the Company entered into an agreement (the "Agreement") pursuant to which it sold its neonatal intensive care disposables product line assets in exchange for $3,350,000 of consideration, including $3,035,000 paid in cash at closing.  The closing proceeds are net of $100,000 to be held in escrow for 12 months following the closing and $215,000 for inventory to be held by the Company and purchased at the conclusion of a transition period, under which the Company will provide various certain services, including materials procurement, inventory control, manufacturing, and order processing and fulfilment throughout the remainder of 2016. The Company recorded a gain on the sale of the neonatal product line assets of $2,942,000 as of March 31, 2016.

On October 26, 2015, the Company entered into an agreement pursuant to which it sold certain assets related to its 740 SELECT vital signs monitoring product line in exchange for $220,000 in cash at closing and a one-year promissory note in the principal amount of $329,967. The agreement also provides for royalty payments to the Company for sales of 740 SELECT products during the three-year period following the closing. In accordance with the Company's agreement with HFS, the closing proceeds and the promissory note payments are being applied to the outstanding loan balance on the Company's term loan.

Results of Operations

The Company incurred losses from continuing operations before income taxes for the three months ended March 31, 2016 and 2015 of $1,637,000 and $1,669,000, respectively.  Increases in sales from continuing operations, higher gross profit levels, and increased gross profit margin rates were offset by increased operating expenses.  Operating expenses rose primarily as a result of the Company's sales force expansion which occurred during the second quarter of 2015.  The loss from continuing operations was $546,000, or ($0.03) per basic and diluted common share, for the first quarter of 2016 compared to $1,611,000, or ($0.09) per basic and diluted common share, for the first quarter of 2015.

During the first quarter of 2016, the Company sold its neonatal intensive care disposables product line assets for $3,350,000, resulting in a pre-tax gain of approximately $2,942,000. Total income from discontinued operations net of income taxes was $2,027,000, or $0.07 per basic and diluted common share, for the first quarter of 2016 compared to $0.01 per basic and diluted common share for the first quarter of 2015.

Income tax expense of $1,091,000, resulting from the gain on the sale, was offset by an income tax benefit for $1,091,000 recorded against losses generated from continuing operations. The Company does not expect to pay income taxes in 2016.

For the three months ended March 31, 2016, the Company incurred net income applicable to common stockholders of $1,120,000, or $0.04 per basic and diluted common share, compared to a net loss applicable to common stockholders of $1,855,000, or ($0.08) per basic and diluted common share, for the three months ended March 31, 2015.

The following table provides information with respect to net sales by major category for the three months ended March 31st:

Total Net Sales from Continuing Operations ($000's)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	March 31, 2016	March 31, 2015	(Decrease)	Change

Tissue Oximetry Monitoring	$4,277	$3,275	$1,002	31%
Traditional Monitoring	1,179	1,246	(67)	(5%	)
	$5,456	$4,521	$935	21%

Domestic Sales	$4,565	$3,545	$1,020	29%
International Sales	891	976	(85)	(9%	)
	$5,456	$4,521	$935	21%

Total sales from continuing operations were $5,456,000 for the three months ended March 31, 2016, an increase of $935,000, or 21%, over sales of $4,521,000 for the same three months of the prior year. Worldwide tissue oximetry product sales of $4,277,000 for the three months ended March 31, 2016, were $1,002,000, or 31%, above the $3,275,000 reported for the same period in the prior year led by increased U.S. sales. Sales of traditional monitoring products were $1,179,000 for the three months ended March 31, 2016, a decrease of $67,000, or 5%, from sales of $1,246,000 for the same prior-year period.

Sales of all products to the U.S. market accounted for $4,565,000, or 84%, of the total sales reported for the three months ended March 31, 2016, an increase of $1,020,000, or 29%, from the $3,545,000 of U.S. sales reported for the three months ended March 31, 2015. International sales of all products accounted for $891,000, or 16%, of the total sales reported for the three months ended March 31, 2016, a decrease of $85,000, or 9%, from the $976,000 reported for the same period of the prior year.

The following table provides additional information with respect to tissue oximetry sales for the three months ended March 31st:

Tissue Oximetry Sales ($000's)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	March 31, 2016	March 31, 2015	(Decrease)	Change

Sensor Sales	$3,734	$2,923	$811	28%
Monitors & Accessories	543	352	191	54%
	$4,277	$3,275	$1,002	31%

Domestic Sales	$3,534	$2,570	$964	38%
International Sales	743	705	38	5%
	$4,277	$3,275	$1,002	31%

Worldwide sales of tissue oximetry products increased 31% for the first quarter of 2016, led by increased domestic sensor and monitor sales which were partially offset by lower sales of monitors to our international distributors. The Company shipped a net of 80 FORE-SIGHT monitors to customers in the first quarter, bringing the Company's worldwide net cumulative shipments of oximetry monitors, as of March 31, 2016, to 1,788 units, an increase of 27% above the net cumulative shipments of 1,408 units as of March 31, 2015, including the U.S. installed base which expanded to 960, a 26% increase over March 31, 2015.

U.S. tissue oximetry product sales increased 38% to $3,534,000, driven by increases in both sensor and monitor sales. Domestic sensor sales increased 30% over the first quarter of the prior year. International tissue oximetry product sales increased $38,000, or 5%.  Lower international sales of monitors were more than offset by increases in sensor sales.

Gross profit was $2,881,000, or 52.8% of sales, for the three months ended March 31, 2016, compared to $2,265,000, or 50.1% of sales for the three months ended March 31, 2015. The gross profit improvement resulted primarily from favorable product mix driven by increased FORE-SIGHT sales both in total and as a percentage of the Company's overall sales. Tissue oximetry sales continue to grow as a percentage of the Company's overall sales reaching 78% of total sales for the first quarter of 2016 led by disposable sensor sales which accounted for 68% of all Company sales. FORE-SIGHT sensor sales contain more favorable gross margin rates compared to our traditional monitoring products. Management expects gross profit rates to continue to improve as FORE-SIGHT ELITE sensor sales expand and become an increasing percentage of overall sales.

Total operating expenses for the three months ended March 31, 2016, increased $606,000, or 16%, to $4,323,000, from $3,717,000 for the three months ended March 31, 2015.  Operating expenses for the first quarter of 2016 more closely reflected the quarterly spending levels incurred for the remaining three quarters of 2015, following the Company's expansion of its U.S. FORE-SIGHT sales force in the second quarter of 2015. Management expects operating expenses for the full-year 2016 to increase only modestly over 2015 levels.

Research and development ("R&D") expenses increased for the three months ended March 31, 2016, to $955,000, from $833,000 for the three months ended March 31, 2015.  The increase for the three-month period was primarily related to increased clinical studies and higher salaries and related benefits which were partially offset by reductions in engineering project spending and clinical studies.

Selling, general and administrative ("S,G&A") expenses increased $484,000, or 17%, to $3,368,000 for the three months ended March 31, 2016, compared to $2,883,000 for the three months ended March 31, 2015.  The increases resulted primarily from the expansion of the U.S. FORE-SIGHT sales force completed during the second quarter of 2015.

Interest expense of $199,000 for the three months ended March 31, 2016, reflected the borrowing costs associated with the Company's loan agreement with HFS, including interest on the term debt and the line-of-credit and amortization of both the final payment fee and the warrants granted to HFS.

The Company does not expect to generate taxable income for its 2016 fiscal year.  Income tax benefits that may be generated during 2016 would be offset by a deferred income tax asset valuation allowance. Management established the valuation allowance as a result of cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets, concluding that a full valuation allowance is warranted.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2016, the Company's cash and cash equivalents totaled $8,365,000, compared to $7,528,000 as of December 31, 2015. Working capital increased $843,000 to $8,184,000 as of March 31, 2016, from $7,341,000 as of December 31, 2015, as a result of the proceeds of $3,035,000 received from the sale of the Company's neonatal product line assets.

Cash used in operating activities of continuing operations for the three months ended March 31, 2016, was $1,355,000, compared to cash used in operating activities of continuing operations of $1,182,000 for the same period in the prior year. The increase in cash used from operations resulted from unfavorable changes in various working capital items, primarily accounts receivable and inventory.

Cash used in investing activities of continuing operations was $405,000 for the three months ended March 31, 2016, compared to cash used in investing activities of continuing operations of $213,000 for the same period in the prior year.

Cash used in financing activities of continuing operations was $728,000 for the three months ended March 31, 2016, primarily due to the repayment of principal effective January 1, 2016, under the Company's term debt agreement.  Cash provided by financing activities of continuing operations for the three months ended March 31, 2015, of $7,543,000, largely reflected the net proceeds after transaction costs of $8,517,000 from the Company's public offering consummated in February 2015 and repayment of $1,000,000 of borrowings from the line-of-credit.

On June 27, 2014, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with GECC.  Pursuant to the Loan Agreement, GECC provided the Company with a 48-month secured term loan in the amount of $7,500,000 (the "Term Loan") and a Revolving Loan in the maximum amount of $2,500,000 (the "Revolver").  The Term Loan and the Revolver each mature on June 27, 2018.  The obligations under the Loan Agreement are secured by a lien on substantially all assets of the Company.  On December 1, 2015, pursuant to a sale of its healthcare financial services business to Healthcare Financial Solutions, LLC ("HFS"), GECC assigned its interest in the Loan Agreement to HFS.

The Term Loan bears interest on the outstanding daily balance at a fixed rate of 9.29%.  Under the Term Loan, principal payments were deferred until January 1, 2016, at which time the repayment of principal commenced. Equal payments of $234,828 are scheduled for 30 months with one final payment due in an amount equal to the remaining principal balance on the final maturity date.  During the three months ended March 31, 2016, the Company made principal payments totaling $704,515. The outstanding balance at March 31, 2016, also reflects the application of $220,000 of proceeds received by the Company upon the sale of its 740 SELECT vital signs monitoring product line during October 2015.  During 2016, further proceeds of $330,000 from the product line sale are expected to be received by the Company and may be applied by HFS toward the outstanding balance which shall cause the principal amortization to be amended accordingly.

Revolver advances bear interest at a floating rate equal to 5.5% plus the higher of 1.5% per annum or HFS's base rate determined by a LIBOR-based formula.  Amounts not borrowed against the Revolver up to the commitment amount of $2,500,000 bear interest at an annual rate of 0.30%. Maximum borrowings under the Revolver are based upon the Company's eligible accounts receivable as defined in the Loan Agreement. There were no borrowings under the Revolver as of March 31, 2016, and the amount available for borrowing was $2,240,000 as of that date.

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

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity in an amount not less than three times the Company's monthly cash burn, as defined.  Management believes that the Company was in compliance with the Loan Agreement's covenants as of March 31, 2016.

The Company has also financed various insurance premiums with notes payable aggregating $237,000 which will be repaid by December 2016.

As of March 31, 2016, the Company had cash and cash equivalents plus available borrowings under its revolving loan totaling $10,605,000, which the Company believes are sufficient to support the Company's operations for at least the next 12 months. The Company expects to continue to require cash for its operations during these periods.  The Company may seek additional capital to support its operations should the need arise. Management believes that it can obtain additional financing; however, there can be no assurance that such additional financing can be obtained on acceptable terms or at all.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of financial condition and results of operations are based on the consolidated financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company's critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.    The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company's critical accounting policies and estimates, see Item 7 and Note 2 to the financial statements included in the Company's Form 10-K for the year ended December 31, 2015.  There were no significant changes in critical accounting policies and estimates during the three months ended March 31, 2016.

On August 27, 2014, the Financial Accounting Standards Board (the "FASB") issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.  Prior to the new guidance, there was no specific guidance in US GAAP about management's responsibility to evaluate and report on going concern.  ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related disclosures.  The new standard is effective for the Company for the year ending December 31, 2016.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest, to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt obligation be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts, rather than being presented as an asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendment in ASU 2015-03 which becomes effective for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted ASU 2015-03 during the three months ended March 31, 2016. The new standard did not have a material impact on the Company's financial statements. The Company has reclassified $402,783 and $455,379 of assets for the periods ending March 31, 2016, and December 31, 2015, respectively, and reported those amounts as reductions in the principal amounts of term debt liabilities outstanding.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases - Topic 842. ASU 2016-02 which requires the recognition by lessees on the balance sheet of lease assets and lease liabilities for those leases classified as operating leases. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2016. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2, and 32.1 to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 6.   EXHIBITS

2.1	Asset Purchase Agreement dated March 28, 2016 by and among Trinity Medical Devices Inc. and CAS Medical Systems, Inc.

31.1	Certification pursuant to Rule 13a-14(a) of Thomas M. Patton, President and Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) of Jeffery A. Baird, Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350 of Periodic Financial Report of Thomas M. Patton, President and Chief Executive Officer, and Jeffery A. Baird, Chief Financial Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: May 11, 2016
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: May 11, 2016
By: Jeffery A. Baird
Chief Financial Officer