Form 10-Q
period 2016-09-30
CAS MEDICAL SYSTEMS INC
filed 2016-11-08
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10‑Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value 27,428,752 shares as of November 4, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Assets	2016	2015

Current assets:
Cash and cash equivalents	$6,708,177	$7,528,292
Accounts receivable, net	3,254,205	2,921,720
Notes and other receivables	681,509	384,673
Inventories	1,194,126	1,428,425
Other current assets	417,501	364,444
Assets associated with discontinued operations	487,264	906,339
Total current assets	12,742,782	13,533,893

Property and equipment:
Leasehold improvements	151,377	139,970
Equipment at customers	3,699,448	3,513,617
Machinery and equipment	4,915,874	4,753,062
	8,766,699	8,406,649
Accumulated depreciation and amortization	(6,203,452)	(6,173,823)
Property and equipment, net	2,563,247	2,232,826

Intangible and other assets, net	783,802	813,017

Total assets	$16,089,831	$16,579,736

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Liabilities and Stockholders' Equity	2016	2015

Current liabilities:
Accounts payable	$927,247	$1,459,798
Accrued expenses	2,029,614	1,833,502
Notes payable	67,796	82,377
Current portion of long-term debt, less unamortized debt issuance costs	381,504	2,616,992
Liabilities associated with discontinued operations	502,448	199,940
Total current liabilities	3,908,609	6,192,609

Deferred gain on sale and leaseback of property	125,262	226,240
Long-term debt, less current portion and unamortized debt issuance costs	6,968,369	4,207,629
Other long-term liability	320,000	300,000
Total liabilities	11,322,240	10,926,478

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized
Series A convertible preferred stock, 95,500 shares issued and outstanding, liquidation value of $13,837,473 and $13,135,709 at
September 30, 2016 and December 31, 2015, respectively	8,802,000	8,802,000
Series A exchangeable preferred stock, 54,500 shares issued and outstanding, liquidation value of $7,896,778 and $7,496,295 at
September 30, 2016 and December 31, 2015, respectively	5,135,640	5,135,640
Common stock, $.004 par value per share, 60,000,000 shares authorized,
27,428,752 and 27,391,722 shares issued at September 30, 2016 and
December 31, 2015, respectively, including shares held in treasury	109,715	109,567
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	30,355,029	29,636,087
Accumulated deficit	(39,533,313)	(37,928,556)
Total stockholders' equity	4,767,591	5,653,258

Total liabilities and stockholders' equity	$16,089,831	$16,579,736

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Operations
  (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net sales from continuing operations	$5,761,856	$4,947,905	$16,756,421	$14,176,400

Cost of sales	2,715,396	2,469,777	7,800,376	7,023,815
Gross profit	3,046,460	2,478,128	8,956,045	7,152,585

Operating expenses:
Research and development	849,554	851,845	2,672,180	2,584,103
Selling, general and administrative	3,198,183	3,230,668	10,057,329	9,435,600
Total operating expenses	4,047,737	4,082,513	12,729,509	12,019,703

Operating loss	(1,001,277)	(1,604,385)	(3,773,464)	(4,867,118)

Interest expense	264,082	216,667	785,444	648,755
Other income	(26,699)	(267)	(33,573)	(1,393)
Loss from continuing operations before income taxes	(1,238,660)	(1,820,785)	(4,525,335)	(5,514,480)
Income tax expense (benefit)	38,710	(67,690)	(1,022,202)	(142,204)
Loss from continuing operations	(1,277,370)	(1,753,095)	(3,503,133)	(5,372,276)
Discontinued operations:
(Loss) income from discontinued operations	(110,599)	193,400	(21,517)	406,298
Gain on sale of discontinued operations	—	—	2,942,095	—
Income tax (benefit) expense	(38,710)	67,690	1,022,202	142,204
(Loss) income from discontinued operations	(71,889)	125,710	1,898,376	264,094
Net loss	(1,349,259)	(1,627,385)	(1,604,757)	(5,108,182)
Preferred stock dividend accretion	373,807	348,747	1,102,245	1,028,350
Net loss applicable to common stockholders	$(1,723,066)	$(1,976,132)	$(2,707,002)	$(6,136,532)

Loss per common share from continuing
operations - basic and diluted	$(0.06)	$(0.08)	$(0.17)	$(0.25)

Income per common share from discontinued
operations - basic and diluted	0.00	0.01	0.07	0.01

Per share basic and diluted net loss applicable to
common stockholders	$(0.06)	$(0.07)	$(0.10)	$(0.24)

Weighted-average number of common shares outstanding:
Basic and diluted	26,833,473	26,643,297	26,819,275	25,347,831

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2016
(Unaudited)

	Preferred Stock		Common Stock Issued		Common Stock Held in Treasury		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2015	150,000	$13,937,640	27,391,722	$109,567	86,000	$(101,480)	$29,636,087	$(37,928,556)	$5,653,258

Net loss								(1,604,757)	(1,604,757)

Common stock issued under stock purchase plan			6,079	24			9,438		9,462

Common stock issued - options exercised			30,951	124			32,835		32,959

Warrants issued to lenders							92,906		92,906

Stock compensation							583,763		583,763

BALANCE, September 30, 2016	150,000	$13,937,640	27,428,752	$109,715	86,000	$(101,480)	$30,355,029	$(39,533,313)	$4,767,591

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(1,604,757)	$(5,108,182)
Income from discontinued operations	1,898,376	264,094
Loss from continuing operations	(3,503,133)	(5,372,276)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	754,927	965,671
Amortization of debt issuance costs and discounts	280,188	54,369
Deferred income taxes	(1,022,202)	(142,204)
Stock compensation	583,763	515,343
Impairment of capitalized costs	56,857	—
Amortization of gain on sale and leaseback of property	(100,978)	(100,978)
Changes in operating assets and liabilities:
Accounts receivable	(332,485)	(172,410)
Notes and other receivables	(518,888)	—
Inventories	234,299	262,608
Other current assets	103,559	281,246
Accounts payable and accrued expenses	(336,439)	183,883
Net cash used in operating activities of continuing operations	(3,800,532)	(3,524,748)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(1,024,647)	(860,288)
Proceeds from sale of discontinued operations	3,192,785	—
Additions to intangible assets	(70,560)	(99,553)
Net cash provided by (used in) investing activities of continuing operations	2,097,578	(959,841)

FINANCING ACTIVITIES:
Proceeds from long-term debt	8,000,000	—
Repayment of long-term debt	(7,280,000)	—
Payment of final term loan fee	(218,000)	—
Deferred financing costs	(144,030)	—
Repayment of line-of-credit	—	(1,000,000)
Repayments of note payable	(171,197)	(166,890)
Proceeds from issuance of common stock	42,421	8,617,100
Net cash provided by financing activities of continuing operations	229,194	7,450,210

Net (decrease) increase in cash and cash equivalents from continuing operations	(1,473,760)	2,965,621

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash provided by operating activities of discontinued operations	653,645	1,177,522
Net cash provided by discontinued operations	653,645	1,177,522
Net change in cash and cash equivalents	(820,115)	4,143,143

Cash and cash equivalents, beginning of period	7,528,292	4,494,663
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,708,177	$8,637,806

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$588,244	$545,441
Insurance premiums funded with note payable	$156,616	$140,929
End-of-term fee payable to lenders	$320,000	$—
Warrants issued to lenders	$92,906	$—

See accompanying notes.

CAS Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2016

(1)      The Company

CAS Medical Systems, Inc. ("CASMED®" or the "Company") is a leader in non-invasive patient monitoring of cerebral oxygenation. The Company's FORE-SIGHT® Absolute Cerebral Oximeter provides a highly accurate, non-invasive, continuous measurement of absolute cerebral tissue oxygen saturation for patients during critical care. Direct monitoring of tissue oxygenation provides a superior and powerful tool to alert clinicians to otherwise unrecognized and dangerously low levels of oxygenation of the brain and other tissues, thereby empowering them to intervene appropriately in the care of their patients.

In addition to FORE-SIGHT oximeters and accessories, which comprised approximately 83% of Company sales for the nine months ended September 30, 2016, the Company also provides proprietary non-invasive blood pressure monitoring solutions for OEM use and service parts that the Company categorizes as Traditional Monitoring.

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

The Company changed its method of accounting for debt issuance costs effective with the first quarter of 2016. In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest – Imputation of Interest, to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt obligation be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts, rather than being presented as an asset. ASU 2015-03 became effective for financial statements issued for fiscal years beginning after December 15, 2015. The Company reclassified $455,379 of other assets as of December 31, 2015, and reported those amounts as reductions in the principal amounts of term debt liabilities outstanding.  Debt issuance costs are amortized over the term of the related debt obligation and recorded as interest expense.

As further discussed in Note (3) below, the Company reclassified the results of its vital signs monitoring and neonatal intensive care disposables product lines to discontinued operations. Accordingly, the consolidated financial statements for all periods reported reflect those results as discontinued, and all assets and liabilities related to the product lines and held as of September 30, 2016 and December 31, 2015, are stated as assets and liabilities associated with discontinued operations.

As of September 30, 2016, the Company had cash and cash equivalents plus available borrowings under its revolving loan with its lender totaling $8,923,000, which the Company believes are sufficient to support the Company's operations for at least the next 12 months. The Company expects to continue to use cash from operations during these periods.  On June 30, 2016, the Company consummated a term loan agreement in the amount of $8,000,000 with two lenders, as further described in Note (5), which contains a 12-month interest-only period and a further six-month extension should the Company meet certain sales targets for the 12 months ending June 30, 2017. The Company's prior term loan agreement with Solar Capital Ltd. ("Solar") (as successor to General Electric Capital Corporation and Healthcare Financial Solutions, LLC) and its related revolving line-of-credit facility were both terminated. The Company's new credit facility includes a line-of-credit agreement with Western Alliance Bank which also syndicated with Solar on the new term loan.

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

The following table presents the assets and liabilities related to the vital signs monitoring and neonatal intensive care product lines classified as assets and liabilities associated with discontinued operations in the consolidated balance sheets as of the periods below.  Certain amounts have been reclassified for December 31, 2015, from discontinued to continued operations.

	September 30,	December 31,
	2016	2015

Accounts receivable	$487,264	$697,726
Inventories	—	190,830
Property and equipment, net	—	6,681
Intangible assets	—	11,102
Total assets associated with
discontinued operations	$487,264	$906,339

Accounts payable	$404,101	$144,106
Accrued expenses	98,347	55,834
Total liabilities associated with
discontinued operations	$502,448	$199,940

The following table represents the financial results of the discontinued operations for the three and nine months ended September 30th:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net sales	$18,147	$1,119,886	$784,496	$3,485,982
Cost of sales	23,436	804,526	565,964	2,554,242
Gross profit (loss)	(5,289)	315,360	218,532	931,740
Operating expenses	—	121,960	9,859	525,442
(Loss) income from discontinued operations
before income taxes	(5,289)	193,400	208,673	406,298
Other loss	(105,310)	—	(230,190)	—
Gain on sale of discontinued operations	—	—	2,942,095	—
Income tax (benefit) expense	(38,710)	67,690	1,022,202	142,204
(Loss) income from discontinued operations	$(71,889)	$125,710	$1,898,376	$264,094

(4)      Inventories, Property and Equipment, and Intangible and Other Assets

Inventories consist of:

	September 30,	December 31,
	2016	2015

Raw materials	$886,222	$919,870
Work-in-process	16,812	20,917
Finished goods	291,092	487,638
Total	$1,194,126	$1,428,425

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

Intangible and other assets consist of the following:

	September 30,	December 31,
	2016	2015

Patents and other assets	$925,602	$905,454
Patents pending	320,483	315,826
	1,246,085	1,221,280
Accumulated amortization	(462,283)	(408,263)
Total	$783,802	$813,017

Amortization expense of intangible and other assets for the nine months ended September 30, 2016, was $54,020. Estimated amortization expense for the calendar year 2016 is $69,823. Expected amortization expense of intangible and other assets for the next five calendar years and beyond follows:

2017	$36,100
2018	32,500
2019	28,500
2020	28,000
2021	27,700
Thereafter	556,700
$709,500

The Company reviews its intangible and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the carrying amounts of its remaining long-lived assets are fully recoverable.

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

The Term Loan bears interest at a floating rate equal to 8.75% plus the 30-day LIBOR rate (9.27% as of September 30, 2016).  Under the Term Loan, 36 equal payments of $222,222 commence on August 1, 2017, with one final payment in an amount equal to the remaining principal balance on the final maturity date. Principal payments under the Term Loan may be deferred an additional six months if the Company reaches a specified product line sales target for the 12 months ending June 30, 2017.

Revolver advances will bear interest at a floating rate equal to 2.5% plus the higher of 3.5% per annum or a specified prime rate.  Maximum borrowings under the Revolver are based upon the Company's eligible accounts receivable as defined in the Loan Agreement. There were no borrowings under the Revolver as of September 30, 2016, and the amount available for borrowing at that date was $2,215,000, according to the borrowing formula contained with the Loan Agreement and subject to other terms and conditions.

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

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity based on a formula.  Management believes it was in compliance with all covenants as of September 30, 2016.

Upon an event of default, the Bank may declare all outstanding principal and accrued but unpaid interest under the Loan Agreement immediately due and payable and may exercise the other rights and remedies provided under the Loan Agreement. The events of default under the Loan Agreement include payment defaults, breaches of covenants or representations and warranties, a material adverse change, certain adverse regulatory events, specified change of control events, and bankruptcy events.

The Company's prior secured term loan with Solar was repaid in full at the closing, and the revolving line-of-credit with Solar, which had no outstanding balance, was terminated.  The Company paid a fee of $218,000 in connection with the termination of the prior credit facility, in lieu of the original contractual fee.

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

The shares associated with the Warrants were fully vested at the time of issuance. The value of the Warrants were estimated on the date of grant to be $1.44 per share using the Black-Scholes option pricing model, assuming a weighted-average expected stock price volatility of 73.4%, an expected warrant life of ten years, an average risk-free interest rate of 1.48%, and a 0.0% average dividend yield. The value of the Warrants of $92,906, as calculated above, has been recorded as a debt discount and is being recognized as interest expense over the 48-month term of the Loan Agreement.

The outstanding balance of the Company's term loan is stated for the following periods:

	September 30, 2016			December 31, 2015

	Principal	Unamortized Debt Issuance Cost and Discounts	Debt, Net	Principal	Unamortized Debt Issuance Cost and Discounts	Debt, Net

Balance of term loan	$8,000,000	$650,127	$7,349,873	$7,280,000	$455,379	$6,824,621
Less current portion	666,667	285,163	381,504	2,817,940	200,948	2,616,992
Long-term portion	$7,333,333	$364,964	$6,968,369	$4,462,060	$254,431	$4,207,629

The Company incurred debt issuance cost and discounts of $556,936 associated with the Loan Agreement, including $320,000 of accrued fees payable upon repayment of the Term Loan, $92,906 pertaining to the Warrants, and other legal and brokerage costs. Unamortized debt issuance costs of $104,246 at June 30, 2016, pertaining to the Company's prior revolving credit agreement with Solar, were recorded as interest expense corresponding with the termination of that agreement. The remaining $165,514 of unamortized debt issuance costs and discounts together with the $556,936 of new deferred costs, aggregating $722,450, will be amortized through July 1, 2018 and June 30, 2020, the maturity dates of the Revolver and Term Loan, respectively.  As a result of the debt issuance costs, the effective rate of the term loan was 12.8% at September 30, 2016.

(6)      Loss per Common Share Applicable to Common Stockholders

Basic loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if common stock equivalents, such as unvested restricted common shares, outstanding warrants and options, or convertible preferred stock, were exercised or converted into common stock.  Therefore, for each period for which a loss is reported, diluted loss per share is equal to basic loss per share because the effect of including such common stock equivalents or other securities would have been anti-dilutive.  As such, the Company has excluded potentially dilutive shares from the calculation of loss per common share applicable to common stockholders.

At September 30, 2016, stock options and warrants to purchase 3,243,250 and 451,458 shares of common stock, respectively, were excluded from the diluted loss per share calculation as they would have been anti-dilutive. On an as-converted basis, 9,097,635 shares of common stock pertaining to the private placement of 150,000 shares of Series A Preferred Stock were also excluded as they would have been anti-dilutive.

(7)      Stock Compensation Expense and Share-based Payment Plans

Stock compensation expense was $190,493 and $118,643 and $583,763 and $519,089 for the three- and nine-month periods ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,449,000.  Such amount, net of estimated forfeitures, will be recognized in operations through the third quarter of 2020.

The following table summarizes the Company's stock option information as of and for the nine-month period ended September 30, 2016:

		Weighted-	Aggregate	Weighted-Average
	Option	Average	Intrinsic	Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years

Outstanding at December 31, 2015	3,374,875	$1.95	$235,443	7.2
Granted	30,000	1.78
Cancelled or expired	(130,674)	1.54
Exercised	(30,951)	1.61	6,716
Outstanding at September 30, 2016	3,243,250	1.97	153,136	6.6
Exercisable at September 30, 2016	1,909,375	$2.15	$19,812	5.4
Vested and expected to vest at
September 30, 2016	3,203,252	$1.97	$149,136	6.6

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

On June 22, 2016, the Company's stockholders approved an amendment to the CAS Medical Systems, Inc. 2011 Equity Incentive Plan (the "Plan") which increased the maximum number of shares that can be issued under the Plan by 1,500,000 to 4,500,000. Awards that may be granted under the Plan include options, restricted stock and restricted stock units, and other stock-based awards. In addition, the sublimit of awards of restricted stock and restricted stock units was increased from 500,000 to 1,250,000. The purposes of the Plan are to make available to our key employees and directors certain compensatory arrangements related to growth in value of our stock so as to generate an increased incentive to contribute to the Company's financial success and prosperity; to enhance the Company's ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company's financial growth and profitability; and to align, in general, the interests of employees and directors with the interests of our stockholders. As of September 30, 2016, there remained 1,623,835 total shares available for issuance, including a sublimit of 780,070 shares available for restricted stock and restricted stock units.

As of September 30, 2016, there were 508,000 outstanding restricted shares at a weighted-average fair-value of $1.78.  Of the total amount outstanding, 150,000 restricted shares of common stock issued to the Company's Chief Executive Officer during August 2010 remained issued and non-vested. Such shares have been fully amortized as of September 30, 2016.

Warrants to purchase 451,458 shares of common stock at a weighted-average exercise price of $1.64 per share were outstanding as of September 30, 2016. The warrants have an exercise price range of $0.38 to $1.98 per share, and warrants underlying 109,000 shares of common stock have no expiration date.

(8)      Preferred Stock

As of September 30, 2016, 95,500 shares of Series A Convertible Preferred Stock and 54,500 shares of Series A Exchangeable Preferred Stock,  issued in connection with a 2011 private placement (collectively, the "Preferred Stock"), are outstanding. The Preferred Stock has a par value $0.001 per share and is convertible into common stock of the Company at a price of $2.389 per share. The Company can force conversion of all of the outstanding Preferred Stock if the closing price of its common stock meets certain share price, trading volume requirements, and other conditions. The stated value ($100 per share) of the Series A Preferred Stock accretes at an annual rate of 7% compounded quarterly.  While such accretion may be paid in cash at the Company's option, the Company's bank agreement prohibits the payment of cash dividends.  As of September 30, 2016, dividend accretion of $6,734,250 had accumulated on the Preferred Stock. The Preferred Stock is entitled to a liquidation preference equal to the greater of 100% of the accreted value for each share of Preferred Stock, outstanding on the date of a liquidation, plus all accrued and unpaid dividends, or the amount a holder would have been entitled to had the holder converted the shares of Preferred Stock into common stock immediately prior to the liquidation.  Accordingly, based upon the liquidation value of the Preferred Stock at September 30, 2016, there were 9,097,635 shares of common stock issuable upon conversion of the Preferred Stock. The Preferred Stock votes together with the common stock as if converted on the original date of issuance.  Holders of Preferred Stock are entitled to purchase their pro rata share of additional stock issuances in certain future financings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. These forward-looking statements represent the Company's current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not limited to, the following:  regulations and other economic and political factors which affect the Company's ability to market its products internationally, changes in economic conditions that adversely affect demand for the Company's products, potential liquidity constraints, new product introductions by the Company's competitors, increased price competition, foreign currency fluctuations, rapid technological changes, dependence upon significant customers, availability and cost of components for the Company's products, the impact of any product liability or other adverse litigation, marketplace acceptance for the Company's new products, FDA and other governmental regulatory and enforcement actions, changes in reimbursement levels from third-party payers, changes to federal research and development grant programs utilized by the Company, and other factors described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Management Summary

The Company continues to focus its resources principally on the tissue oximetry market with its FORE-SIGHT cerebral oximetry technology.  In the third quarter ended September 30, 2016, the Company recorded sales growth of 16% over the prior-year period.  FORE-SIGHT sales grew 22%, led by increases in U.S. FORE-SIGHT disposable sensor sales of 23% and a worldwide increase in FORE-SIGHT monitor sales of 34%.

Consistent with that strategy, during the past ten months, the Company divested two of its legacy product lines, both of which are being reported as discontinued operations.  In March 2016, the Company sold its neonatal intensive care disposables line, and in October 2015, the Company sold its 740 Select vital signs monitoring line.

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

Results of Operations

The Company incurred losses from continuing operations for the three months ended September 30, 2016, of $1,277,000, or ($0.06) per basic and diluted common share, compared to losses from continuing operations of $1,753,000, or ($0.08) per basic and diluted common share, for the three months ended September 30, 2015. Increases in sales from continuing operations and higher gross profit levels were responsible for the improvement.  Operating expenses were essentially unchanged from the prior-year period.

The loss from discontinued operations, net of income taxes, was $72,000 for the third quarter of 2016, compared to income from discontinued operations of $126,000 for the third quarter of 2015.

For the three months ended September 30, 2016, the Company incurred net loss applicable to common stockholders of $1,723,000, or ($0.06) per basic and diluted common share, compared to a net loss applicable to common stockholders of $1,976,000, or ($0.07) per basic and diluted common share, for the three months ended September 30, 2015.

The Company incurred a loss from continuing operations for the nine months ended September 30, 2016, of $3,503,000, or ($0.17) per basic and diluted common share, compared to a loss from continuing operations of $5,372,000, or ($0.25) per basic and diluted common share, for the nine months ended September 30, 2015. The reduction in the loss from continuing operations of $1,869,000 results from both higher sales and gross profit levels and from income tax benefits associated with the sale of the Company's neonatal intensive care disposables product line assets in March 2016 for $3,350,000. The sale resulted in a pre-tax gain from discontinued operations of approximately $2,942,000 and income tax expense of $1,030,000.  The income tax expense from discontinued operations was offset by an income tax benefit for $1,030,000 recorded against losses generated from continuing operations. The Company does not expect to pay income taxes in 2016. Losses from continuing operations before income taxes for the nine-month periods ended September 30, 2016 and 2015, were $4,525,000 and $5,514,000, respectively.

Income from discontinued operations, net of income taxes, was $1,898,000, or $0.07 per basic and diluted common share, for the first nine months of 2016, compared to income from discontinued operations net of income taxes of $264,000, or $0.01 per basic and diluted common share, for the first nine months of 2015.

For the nine months ended September 30, 2016, the Company incurred a net loss applicable to common stockholders of $2,707,000, or ($0.10) per basic and diluted common share, compared to a net loss applicable to common stockholders of $6,137,000, or ($0.24) per basic and diluted common share, for the first nine months of 2015.

The following table provides information with respect to net sales by major category for the three months ended September 30th:

Total Net Sales from Continuing Operations ($000's)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	September 30, 2016	September 30, 2015	(Decrease)	Change

Tissue Oximetry Monitoring	$4,788	$3,938	$850	22%
Traditional Monitoring	974	1,010	(36)	(4%)
	$5,762	$4,948	$814	16%

Domestic Sales	$4,507	$3,954	$553	14%
International Sales	1,255	994	261	26%
	$5,762	$4,948	$814	16%

Total sales from continuing operations were $5,762,000 for the three months ended September 30, 2016, an increase of $814,000, or 16%, over sales of $4,948,000 for the same three months of the prior year. Worldwide tissue oximetry product sales of $4,788,000 for the three months ended September 30, 2016, were $850,000, or 22%, above the $3,938,000 reported for the same period in the prior year led by increased U.S. sales. Sales of traditional monitoring products were $974,000 for the three months ended September 30, 2016, a decrease of $36,000 from sales of $1,010,000 for the same prior-year period.

Sales of all products to U.S. customers accounted for $4,507,000, or 78%, of the total sales reported for the three months ended September 30, 2016, an increase of $553,000, or 14%, from the $3,954,000 of U.S. sales reported for the three months ended September 30, 2015. International sales of all products accounted for $1,255,000, or 22%, of the total sales reported for the three months ended September 30, 2016, an increase of $261,000, or 26%, from the $994,000 reported for the same period of the prior year.

The following table provides additional information with respect to tissue oximetry sales for the three months ended September 30th:

Tissue Oximetry Sales ($000's)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	September 30, 2016	September 30, 2015	(Decrease)	Change

Sensor Sales	$4,068	$3,400	$668	20%
Monitors & Accessories	720	538	182	34%
	$4,788	$3,938	$850	22%

Domestic Sales	$3,763	$3,091	$672	22%
International Sales	1,025	847	178	21%
	$4,788	$3,938	$850	22%

Worldwide sales of tissue oximetry products increased 22% to $4,788,000 for the third quarter of 2016, led by increased domestic sensor sales and international monitor sales. The Company shipped a net of 129 FORE-SIGHT monitors to customers in the third quarter, bringing the Company's worldwide net cumulative shipments of oximetry monitors, as of September 30, 2016, to 2,000 units, an increase of 25% above the net cumulative shipments of 1,599 units as of September 30, 2015, including the U.S. installed base which expanded to 1,075, a 24% increase over September 30, 2015.

U.S. tissue oximetry product sales increased 22% to $3,763,000, driven by a 23% increase in sensor sales over the third quarter of the prior year. International tissue oximetry product sales grew $178,000, or 21%, led by increased monitor sales.

The following table provides information with respect to revenues by major category for the nine months ended September 30th:

Total Net Sales from Continuing Operations ($000's)

	Nine Months	Nine Months
	Ended	Ended	Increase /	%
	September 30, 2016	September 30, 2015	(Decrease)	Change

Tissue Oximetry Monitoring	$13,548	$11,100	$2,448	22%
Traditional Monitoring	3,208	3,076	132	4%
	$16,756	$14,176	$2,580	18%

Domestic Sales	$13,650	$11,377	$2,273	20%
International Sales	3,106	2,799	307	11%
	$16,756	$14,176	$2,580	18%

Total sales for the nine months ended September 30, 2016, were $16,756,000, an increase of 18% over the prior-year period.  Tissue oximetry product sales of $13,548,000 for the nine months ended September 30, 2016, were $2,448,000, or 22%, above the $11,100,000 reported for the same period in the prior year, reflecting significant growth in worldwide sensor sales and increased sales of monitors to U.S. customers.

Traditional monitoring product sales for the nine months ended September 30, 2016, increased $132,000, or 4%, to $3,208,000 from $3,076,000 reported for the same period in the prior year due to increased OEM technology product sales.

Sales of all products to the U.S. market accounted for $13,650,000, or 81%, of the total sales reported for the nine months ended September 30, 2016, an increase of $2,273,000, or 20%, from the $11,377,000 of U.S. sales reported for the nine months ended September 30, 2015.  The increase was primarily driven by higher sales of tissue oximetry sensors. International sales of all products accounted for $3,106,000, or 19%, of the total sales reported for the nine months ended September 30, 2016, an increase of $307,000, or 11%, from the $2,799,000 reported for the same period of the prior year.

The following table provides information with respect to tissue oximetry sales for the nine months ended September 30th:

Tissue Oximetry Sales ($000's)

	Nine Months	Nine Months
	Ended	Ended	Increase /	%
	September 30, 2016	September 30, 2015	(Decrease)	Change

Sensor Sales	$11,853	$9,520	$2,333	25%
Monitors & Accessories	1,695	1,580	115	7%
	$13,548	$11,100	$2,448	22%

Domestic Sales	$11,079	$8,866	$2,213	25%
International Sales	2,469	2,234	235	11%
	$13,548	$11,100	$2,448	22%

Worldwide tissue oximetry product sales increased 22% to $13,548,000 for the first nine months of 2016, from $11,100,000 for the first nine months of 2015. Domestic tissue oximetry product sales were $11,079,000, an increase of $2,213,000, or 25%, over the first nine months of 2015, driven by increases in sales of both sensors and monitors.  International tissue oximetry product sales were $2,469,000, an increase of $235,000, or 11%, from the first nine months of 2015, as a result of a 20% increase in sensor sales which was partially offset by slightly lower sales of monitors.

Gross profit was $3,046,000, or 52.9% of sales, for the three months ended September 30, 2016, compared to $2,478,000, or 50.1% of sales for the three months ended September 30, 2015. Gross profit was $8,956,000, or 53.4% of sales, for the nine months ended September 30, 2016, compared to $7,153,000, or 50.5% of sales for the same period of the prior year. The gross profit improvement for both periods resulted primarily from favorable product mix driven by increased FORE-SIGHT sales, both in total and as a percentage of the Company's overall sales. Tissue oximetry sales continue to grow as a percentage of the Company's overall sales reaching 83% of total sales for the third quarter of 2016, led by disposable sensor sales which accounted for 71% of all Company sales. FORE-SIGHT sensor sales contain more favorable gross margin rates compared to our traditional monitoring products. Management expects gross profit rates to continue to improve as FORE-SIGHT ELITE® sensor sales expand and become an increasing percentage of overall sales.

Total operating expenses for the three months ended September 30, 2016, decreased $35,000 to $4,048,000, from $4,083,000 for the three months ended September 30, 2015.  Operating expenses for the first nine months of 2016 increased $710,000, or 6%, to $12,730,000 from $12,020,000 for the same period of the prior year.

Research and development ("R&D") expenses decreased $2,000 for the three months ended September 30, 2016, to $850,000, from $852,000 for the prior-year period. R&D expenses increased $88,000, or 3%, to $2,672,000 for the nine months ended September 30, 2016, compared to $2,584,000 for the same period of the prior year, due to higher salaries and related fringe benefits and increased clinical projects expenses.

Selling, general and administrative ("S,G&A") expenses decreased $33,000, or 1%, to $3,198,000 for the three months ended September 30, 2016, compared to $3,231,000 for the three months ended September 30, 2015.  S,G&A expenses for the nine months ended September 30, 2016, were $10,057,000 compared to $9,436,000 for the nine months ended September 30, 2015, an increase of $621,000, or 7%.  The increases resulted primarily from the expansion of the U.S. FORE-SIGHT sales force initiated during the second quarter of 2015.

Interest expense of $264,000 and $785,000 for the three- and nine-month periods ended September 30, 2016, respectively, reflected the borrowing costs associated with the Company's bank loans, including interest and amortization of deferred financing costs.

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

Financial Condition, Liquidity and Capital Resources

As of September 30, 2016, the Company's cash and cash equivalents totaled $6,708,000, compared to $7,528,000 as of December 31, 2015. Working capital increased $1,493,000 to $8,834,000 as of September 30, 2016, from $7,341,000 as of December 31, 2015, resulting primarily from the proceeds of $3,035,000 received from the sale of the Company's neonatal product line assets and from $1,734,000 of net proceeds from the Company's term debt agreement executed on June 30, 2016, as further described below.

Cash used in operating activities of continuing operations for the nine months ended September 30, 2016, was $3,801,000, compared to cash used in operating activities of continuing operations of $3,525,000 for the same period in the prior year. The increase in cash used from operations resulted from unfavorable changes in various working capital items, primarily accounts receivable, accounts payable, and accrued expenses.

Cash provided by investing activities of continuing operations was $2,098,000 for the nine months ended September 30, 2016, compared to cash used in investing activities of continuing operations of $960,000 for the same period in the prior year.  The cash provided during 2016 reflects the net cash proceeds received to date from the sale of the Company's neonatal disposable intensive care and vital signs product lines in March 2016 and October 2015, respectively.

Cash provided by financing activities of continuing operations was $229,000 for the nine months ended September 30, 2016, primarily due to the net proceeds associated with new term loan consummated on June 30, 2016, less the repayments of principal made during the first six months of 2016 under the Company's previous term debt agreement and the final payment fee pertaining to the termination of the previous loan agreement.  Cash provided by financing activities of continuing operations for the nine months ended September 30, 2015, of $7,450,000 largely reflected the net proceeds after transaction costs of $8,517,000 from the Company's public offering consummated in February 2015 partially offset by the repayment of $1,000,000 of borrowings from the prior line-of-credit.

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

The Term Loan bears interest at a floating rate equal to 8.75% plus the 30-day LIBOR rate (9.27% as of September 30, 2016).  Under the Term Loan, 36 equal payments of $222,222 commence on August 1, 2017, with one final payment in an amount equal to the remaining principal balance on the final maturity date. Principal payments under the Term Loan may be deferred an additional six months if the Company reaches a specified product line sales target for the 12 months ending June 30, 2017.

Revolver advances will bear interest at a floating rate equal to 2.5% plus the higher of 3.5% per annum or a specified prime rate.  Maximum borrowings under the Revolver are based upon the Company's eligible accounts receivable as defined in the Loan Agreement. There were no borrowings under the Revolver as of September 30, 2016, and the amount available for borrowing at that date was $2,215,000, according to the borrowing formula contained with the Loan Agreement and subject to other terms and conditions.

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

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity based on a formula.  Management believes the Company was in compliance with all covenants as of September 30, 2016.

The Company's prior secured term loan with Solar was repaid in full at the closing, and the revolving line-of-credit with Solar, which had no outstanding balance, was terminated.  The Company paid a fee of $218,000 in connection with the termination of the prior credit facility, in lieu of the original contractual fee.

The Company has also financed various insurance premiums with notes payable, aggregating $248,000 which will be repaid by December 2016.

As of September 30, 2016, the Company had cash and cash equivalents plus available borrowings under its revolving loan totaling $8,923,000, which the Company believes are sufficient to support the Company's operations for at least the next 12 months. The Company expects to continue to require cash for its operations during these periods.  The Company may seek additional capital to support its operations should the need arise. Management believes that it can obtain additional financing; however, there can be no assurance that such additional financing can be obtained on acceptable terms or at all.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of financial condition and results of operations are based on the consolidated financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company's critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company's critical accounting policies and estimates, see Item 7 and Note (2) to the financial statements included in the Company's Form 10-K for the year ended December 31, 2015.  There were no significant changes in critical accounting policies and estimates during the nine months ended September 30, 2016.

On August 27, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.  Prior to the new guidance, there was no specific guidance in US GAAP about management's responsibility to evaluate and report on going concern.  ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related disclosures.  The new standard is effective for the Company for the year ending December 31, 2016.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest, to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt obligation be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts, rather than being presented as an asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendment in ASU 2015-03 which becomes effective for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted ASU 2015-03 during the three months ended March 31, 2016. The new standard did not have a material impact on the Company's financial statements. The Company reclassified $402,783 and $455,379 of assets for the periods ended March 31, 2016, and December 31, 2015, respectively, and reported those amounts as reductions in the principal amounts of term debt liabilities outstanding.

In February 2016, the FASB issued ASU 2016-02, Leases - Topic 842. ASU 2016-02 requires the recognition by lessees on the balance sheet of lease assets and lease liabilities for those leases classified as operating leases. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued.

In April 2016, the FASB issued ASU 2016-10, Topic 606, Revenue from Contracts with Customers. ASU 2016-10 amends the revenue recognition standard it had issued in May 2014 (ASU 2014-09). The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which an entity expected to be entitled in exchange for those goods and service.  The amendments in ASU 2016-10 clarify the identification of performance obligations and the licensing implementation guidance. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim reporting periods therein.  The Company is evaluating the impact that this standard will have on its financial statements and results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company at times has certain exposures to market risk related to changes in interest rates and exchange rates. The Company holds no derivative securities for trading or other purposes and is not subject in any material respect to commodity risk. Although the Company sells its products worldwide in U.S. dollars and has only limited currency risks, changes in foreign currency exchange rates could make our products less price competitive in our international markets.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2016. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: November 8, 2016
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: November 8, 2016
By: Jeffery A. Baird
Chief Financial Officer