Form 10-Q
period 2017-03-31
CAS MEDICAL SYSTEMS INC
filed 2017-05-10
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10‑Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value 28,229,081 shares as of May 8, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
Assets	2017	2016

Current assets:
Cash and cash equivalents	$4,662,897	$5,488,706
Accounts receivable, net	3,094,987	3,322,400
Inventories	1,783,787	1,595,668
Other current assets	324,658	879,365
Assets associated with discontinued operations	52,020	85,349
Total current assets	9,918,349	11,371,488

Property and equipment:
Leasehold improvements	151,377	151,377
Equipment at customers	3,872,730	3,762,632
Machinery and equipment	5,121,410	4,913,595
	9,145,517	8,827,604
Accumulated depreciation and amortization	(6,641,029)	(6,266,097)
Property and equipment, net	2,504,488	2,561,507

Intangible and other assets, net	800,564	790,971

Total assets	$13,223,401	$14,723,966

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
Liabilities and Stockholders' Equity	2017	2016

Current liabilities:
Accounts payable	$1,138,449	$1,074,939
Accrued expenses	1,785,470	2,239,985
Notes payable	44,006	70,015
Current portion of long-term debt, less unamortized debt issuance costs	1,517,921	840,471
Liabilities associated with discontinued operations	17,578	92,942
Total current liabilities	4,503,424	4,318,352

Deferred gain on sale and leaseback of property	57,944	91,603
Long-term debt, less current portion and unamortized debt issuance costs	5,971,690	6,580,851
Other long-term liability	320,000	320,000
Total liabilities	10,853,058	11,310,806

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized
Series A convertible preferred stock, 95,500 shares issued and outstanding, liquidation value of $14,326,022 and $14,079,629 at
March 31, 2017 and December 31, 2016, respectively	8,802,000	8,802,000
Series A exchangeable preferred stock, 54,500 shares issued and outstanding, liquidation value of $8,175,583 and $8,034,971 at
March 31, 2017 and December 31, 2016, respectively	5,135,640	5,135,640
Common stock, $.004 par value per share, 60,000,000 shares authorized,
28,315,081 and 27,428,752 shares issued at March 31, 2017 and
December 31, 2016, respectively, including shares held in treasury	113,260	109,715
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	31,354,231	30,557,093
Accumulated deficit	(42,933,308)	(41,089,808)
Total stockholders' equity	2,370,343	3,413,160

Total liabilities and stockholders' equity	$13,223,401	$14,723,966

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net sales from continuing operations	$5,224,873	$5,455,526

Cost of sales	2,380,838	2,574,871
Gross profit	2,844,035	2,880,655

Operating expenses:
Research and development	823,593	955,407
Selling, general and administrative	3,574,267	3,367,884
Total operating expenses	4,397,860	4,323,291

Operating loss	(1,553,825)	(1,442,636)

Interest expense	259,693	199,248
Other income	(141)	(4,873)
Loss from continuing operations before income taxes	(1,813,377)	(1,637,011)
Income tax expense (benefit)	10,543	(1,091,246)
Loss from continuing operations	(1,823,920)	(545,765)
Discontinued operations:
(Loss) income from discontinued operations	(30,123)	175,752
Gain on sale of discontinued operations	—	2,942,095
Income tax (benefit) expense	(10,543)	1,091,246
(Loss) income from discontinued operations	(19,580)	2,026,601
Net (loss) income	(1,843,500)	1,480,836
Preferred stock dividend accretion	387,006	361,060
Net (loss) income applicable to common stockholders	$(2,230,506)	$1,119,776

Loss per common share from continuing operations:
Basic and diluted	$(0.08)	$(0.03)

(Loss) income per common share from discontinued operations:
Basic and diluted	(0.00)	0.07

Per share basic and diluted net (loss) income applicable to
common stockholders	$(0.08)	$0.04

Weighted-average number of common shares outstanding:
Basic and diluted	27,025,915	26,800,433

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2017
(Unaudited)

	Preferred Stock		Common Stock Issued		Common Stock Held in Treasury		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2016	150,000	$13,937,640	27,428,752	$109,715	86,000	$(101,480)	$30,557,093	$(41,089,808)	$3,413,160

Net loss								(1,843,500)	(1,843,500)
Common stock issued under stock
purchase plan			7,839	31			11,651		11,682
Unrestricted shares issued			390,240	1,561			572,092		573,653
Restricted stock granted			488,250	1,953			(1,953)		—
Stock compensation							215,348		215,348
BALANCE, March 31, 2017	150,000	$13,937,640	28,315,081	$113,260	86,000	$(101,480)	$31,354,231	$(42,933,308)	$2,370,343

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES:
Net (loss) income	$(1,843,500)	$1,480,836
(Loss) income from discontinued operations	(19,580)	2,026,601
Loss from continuing operations	(1,823,920)	(545,765)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	252,193	274,396
Amortization of debt issuance costs and discounts	68,290	18,123
Deferred income taxes	10,543	(1,091,246)
Provision for doubtful accounts	311,567	—
Stock compensation	215,348	197,809
Impairment of capitalized costs	—	33,944
Amortization of gain on sale and leaseback of property	(33,659)	(33,659)
Changes in operating assets and liabilities:
Accounts receivable	127,413	(426,001)
Inventories	(188,119)	(245,412)
Other current assets	287,161	(343,452)
Accounts payable and accrued expenses	182,651	491,033
Net cash used in operating activities of continuing operations	(590,532)	(1,670,230)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(185,588)	(402,032)
Proceeds from sale of discontinued operations	121,818	2,946,330
Additions to intangible assets	(19,180)	(2,495)
Net cash (used in) provided by investing activities of continuing operations	(82,950)	2,541,803

FINANCING ACTIVITIES:
Repayment of long-term debt	—	(704,515)
Repayments of notes payable	(26,010)	(27,134)
Proceeds from issuance of common stock	11,682	4,101
Net cash used in financing activities of continuing operations	(14,328)	(727,548)

Net (decrease) increase in cash and cash equivalents from continuing operations	(687,810)	144,025

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash (used in) provided by operating activities of discontinued operations	(137,999)	692,456
Net cash (used in) provided by discontinued operations	(137,999)	692,456
Net change in cash and cash equivalents	(825,809)	836,481

Cash and cash equivalents, beginning of period	5,488,706	7,528,292
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,662,897	$8,364,773

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$258,486	$111,528
Accrued liability settled with common stock	$573,653	$—

See accompanying notes.

CAS Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2017

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

In addition to FORE-SIGHT oximeters and accessories, which comprised approximately 83% of Company sales for the three months ended March 31, 2017, the Company also provides proprietary non-invasive blood pressure monitoring solutions for OEM use and service parts that the Company categorizes as Traditional Monitoring.

(2)      Basis of Presentation

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10‑K for the year ended December 31, 2016.  The condensed consolidated balance sheet as of December 31, 2016, was derived from the audited financial statements.

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

As further discussed in Note (3) below, the Company has reclassified certain product line assets which were sold in prior- year periods to discontinued operations. Accordingly, the consolidated financial statements for all periods reported reflect those results as discontinued, and all assets and liabilities related to the product lines and held as of March 31, 2017 and December 31, 2016, are stated as assets and liabilities associated with discontinued operations.

On June 30, 2016, the Company consummated a term loan agreement in the amount of $8,000,000 with two lenders, as further described in Note (5), which contains a 12-month interest-only period and a further six-month extension should the Company meet certain sales targets for the 12 months ending June 30, 2017. Management expects to exceed those sales targets. The Company's credit facility includes a line-of-credit agreement with a maximum borrowing level of $2,500,000. To date, the Company has not drawn on the line-of-credit.

As of March 31, 2017, the Company had cash and cash equivalents plus available borrowings under its revolving loan with its lender totaling $6,510,000, which the Company believes are sufficient to support the Company's operations through at least May 10, 2018. The Company expects to continue to use cash from operations during these periods. The Company may seek changes in its debt instruments, a sale of certain assets, reductions in planned operating expenses, and/or may seek to raise additional capital to support its operations should the need arise.  Management believes that it can execute on one or more of these initiatives or obtain additional financing; however, there can be no assurance that such actions can be consummated or additional financing be obtained on acceptable terms or at all.

(3)      Discontinued Operations

On October 26, 2015, the Company entered into an agreement pursuant to which it sold assets related to its 740 SELECT® vital signs monitoring product line in exchange for $220,000 in cash at closing and a one-year, interest-bearing promissory note in the principal amount of $329,967. The agreement also provides for royalty payments to the Company for sales of 740 SELECT products during the three-year period following the closing.

On March 28, 2016, the Company consummated an agreement pursuant to which it sold certain assets related to its neonatal intensive care disposable product line for $3,350,000, including $3,035,000 in cash at closing after deductions of $100,000 for funds held in escrow for 12 months following the closing and $215,000 for inventory to be purchased following a transition services agreement which was effectively concluded at December 31, 2016.  During March 2017, the funds in escrow were paid to the Company.  The Company is currently seeking payment for the final inventory and other amounts due, following the conclusion of the transition services period.

The following table presents the assets and liabilities related to the vital signs monitoring and neonatal intensive care product lines classified as assets and liabilities associated with discontinued operations in the consolidated balance sheets as of the periods below:

	March 31,	December 31,
	2017	2016

Accounts receivable	$52,020	$85,349
Total assets associated with
discontinued operations	$52,020	$85,349

Accounts payable	$—	$22,692
Accrued expenses	17,578	70,250
Total liabilities associated with
discontinued operations	$17,578	$92,942

The following table represents the financial results of the discontinued operations for the three months ended March 31st:

	Three Months Ended
	March 31,
	2017	2016

Net sales	$—	$608,161
Cost of sales	—	422,550
Gross profit	—	185,611
Operating expenses	—	9,859
Income from discontinued operations
before income taxes	—	175,752
Other loss	(30,123)	—
Gain on sale of discontinued operations	—	2,942,095
Income tax (benefit) expense	(10,543)	1,091,246
(Loss) income from discontinued operations	$(19,580)	$2,026,601

(4)      Inventories, Property and Equipment, and Intangible and Other Assets

Inventories consist of:

	March 31,	December 31,
	2017	2016

Raw materials	$998,328	$1,027,145
Work-in-process	5,658	23,252
Finished goods	779,801	545,271
Total	$1,783,787	$1,595,668

Property and equipment is stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Property and equipment includes FORE-SIGHT cerebral oximetry monitors primarily located at customer sites within the United States.  Such equipment, categorized as "Equipment at Customers", is typically held under a no-cost program whereby customers purchase disposable sensors for use with the Company's FORE-SIGHT equipment.  Under this program, the Company retains title to the monitors shipped to its customers and amortizes the monitors using the straight-line method over their estimated useful lives.

Intangible assets consist of patents issued, patents pending, trademarks, and purchased technology which are recorded at cost. Patents are amortized on a straight-line basis over 20 years. Capitalized costs are amortized over their estimated useful lives.

Intangible and other assets consist of the following:

	March 31,	December 31,
	2017	2016

Patents and other assets	$677,094	$654,566
Patents pending	332,354	335,702
	1,009,448	990,268
Accumulated amortization	(208,884)	(199,297)
Total	$800,564	$790,971

Amortization expense of intangible and other assets for the three months ended March 31, 2017, was $9,587. Estimated amortization expense for the calendar year 2017 is $37,574. Expected amortization expense of intangible and other assets for the next five calendar years and beyond follows:

2018	$33,700
2019	29,700
2020	29,200
2021	28,900
2022	28,200
Thereafter	558,000
$707,700

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

The Term Loan bears interest at a floating rate equal to 8.75% plus the 30-day LIBOR rate (9.53% as of March 31, 2017).  Under the Term Loan, 36 equal payments of $222,222 are scheduled to commence on August 1, 2017, with one final payment in an amount equal to the remaining principal balance on the final maturity date. Principal payments under the Term Loan may be deferred an additional six months if the Company reaches a specified product line sales target for the 12 months ending June 30, 2017.

Revolver advances will bear interest at a floating rate equal to 2.5% plus the higher of 3.5% per annum or a specified prime rate.  Maximum borrowings under the Revolver are based upon the Company's eligible accounts receivable as defined in the Loan Agreement. There were no borrowings under the Revolver as of March 31, 2017, and the amount available for borrowing at that date was $1,847,000, according to the borrowing formula contained with the Loan Agreement and subject to other terms and conditions.

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

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity based on a formula.  Management believes it was in compliance with all covenants as of March 31, 2017.

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

In connection with the Loan Agreement, on June 30, 2016, the Company issued warrants (the "Warrants") to the Lenders, which provide for the right to purchase an aggregate of 64,655 shares of the Company's common stock for a ten-year period, expiring on June 30, 2026, at an exercise price of $1.856 per share [of which 48,491 shares may be purchased by Solar Capital Ltd. ("Solar") and 16,164 shares may be purchased by Western Alliance Bank].

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

The outstanding balance of the Company's term loan is stated for the following periods:

	March 31, 2017			December 31, 2016

	Principal	Unamortized Debt Issuance Costs and Discounts	Debt, Net	Principal	Unamortized Debt Issuance Costs and Discounts	Debt, Net

Balance of term loan	$8,000,000	$510,389	$7,489,611	$8,000,000	$578,678	$7,421,322
Less current portion	1,777,778	259,857	1,517,921	1,111,111	270,640	840,471
Long-term portion	$6,222,222	$250,532	$5,971,690	$6,888,889	$308,038	$6,580,851

The Company incurred debt issuance costs and discounts of $556,936 associated with the Loan Agreement, including $320,000 of accrued fees payable upon repayment of the prior term loan, $92,906 pertaining to the Warrants, and other legal and brokerage costs. Unamortized debt issuance costs of $104,246 at June 30, 2016, pertaining to the Company's prior revolving credit agreement with Solar, were recorded as interest expense corresponding with the termination of that agreement. The remaining $165,514 of unamortized debt issuance costs and discounts together with the $556,936 of new deferred costs, aggregating $722,450, will be amortized through July 1, 2018 and June 30, 2020, the maturity dates of the Revolver and Term Loan, respectively.  As a result of the debt issuance costs, the effective rate of the Term Loan was 12.9% at March 31, 2017.

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

At March 31, 2017, stock options and warrants to purchase 3,229,500 and 451,458 shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. On an as-converted basis, 9,418,839 shares of common stock pertaining to the private placement of 150,000 shares of Series A Preferred Stock were also excluded as they would have been anti-dilutive.

(7)     Stock Compensation Expense and Share-based Payment Plans

Stock compensation expense was $215,348 and $197,809 for the three-month periods ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,809,000.  Such amount, net of estimated forfeitures, will be recognized in operations through the first quarter of 2021.

The following table summarizes the Company's stock option information as of and for the three-month period ended March 31, 2017:

		Weighted-	Aggregate	Weighted-Average
	Option	Average	Intrinsic	Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years

Outstanding at December 31, 2016	3,229,500	$1.97	$82,250	6.3
Granted	35,000	1.52
Cancelled or expired	(35,000)	1.84
Exercised	—	—	—
Outstanding at March 31, 2017	3,229,500	1.97	49,450	6.1
Exercisable at March 31, 2017	2,411,625	$2.08	$12,363	5.4
Vested and expected to vest at
March 31, 2017	3,204,969	$1.97	$48,337	6.1

(1)	The intrinsic value of a stock option is the amount by which the market value, as of the applicable date, of the underlying stock exceeds the option exercise price.

The exercise period for all outstanding stock options may not exceed ten years from the date of grant. Stock options granted to employees typically vest over a four-year period. The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

On June 22, 2016, the Company's stockholders approved an amendment to the CAS Medical Systems, Inc. 2011 Equity Incentive Plan (the "Plan") which increased the maximum number of shares that can be issued under the Plan by 1,500,000 to 4,500,000. Awards that may be granted under the Plan include options, restricted stock and restricted stock units, and other stock-based awards. In addition, the sublimit of awards of restricted stock and restricted stock units was increased from 500,000 to 1,250,000. The purposes of the Plan are to make available to our key employees and directors certain compensatory arrangements related to growth in value of our stock so as to generate an increased incentive to contribute to the Company's financial success and prosperity; to enhance the Company's ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company's financial growth and profitability; and to align, in general, the interests of employees and directors with the interests of our stockholders. As of March 31, 2017, there remained 759,095 total shares available for issuance under the Plan, including a sublimit of 300,286 shares available for restricted stock and restricted stock units.

On January 9, 2017, members of the management team were granted 413,250 shares of restricted common stock which vest 25% per year on each anniversary of the grant date, and 75,000 restricted common shares were granted to outside members of the Board of Directors which vest 50% per year on each anniversary of the grant date.

As of March 31, 2017, there were 899,250 outstanding restricted shares at a weighted-average fair-value of $1.70, including 150,000 restricted shares of common stock issued to the Company's Chief Executive Officer during August 2010. The fair value of the outstanding restricted common shares has been calculated based upon the market value of the common stock as of the date of issuance. Restricted stock granted to employees typically vests over a period of not less than three years, while restricted stock granted to outside members of the Board of Directors typically vests over a period of not more than two years from date of grant.

A summary of the restricted shares of common stock outstanding follows:

	Three Months	Weighted-Average
	Ended	Grant Date
	March 31, 2017	Fair-Value

Outstanding at beginning of period	418,500	$1.80
Granted	488,250	1.62
Cancelled	—	—
Vested	(7,500)	1.62
Outstanding at end of period	899,250	$1.70

Warrants to purchase 451,458 shares of common stock at a weighted-average exercise price of $1.64 per share were outstanding as of March 31, 2017. The warrants have an exercise price range of $0.38 to $1.98 per share, and warrants underlying 109,000 shares of common stock have no expiration date.

On March 10, 2017, members of the management team, in lieu of cash payments, were granted 390,240 shares of vested common stock in connection with the achievement of certain 2016 management incentive targets. The shares were valued at $1.47 each based upon the Nasdaq official closing price of the Company's common stock on the date of issuance.

(8)      Preferred Stock

As of March 31, 2017, 95,500 shares of Series A Convertible Preferred Stock and 54,500 shares of Series A Exchangeable Preferred Stock,  issued in connection with a 2011 private placement (collectively, the "Preferred Stock"), are outstanding. The Preferred Stock has a par value $0.001 per share and is convertible into common stock of the Company at a price of $2.389 per share. The Company can force conversion of all of the outstanding Preferred Stock if the closing price of its common stock meets certain share price, trading volume requirements, and other conditions. The stated value ($100 per share) of the Series A Preferred Stock accretes at an annual rate of 7% compounded quarterly.  While such accretion may be paid in cash at the Company's option, the Company's bank agreement prohibits the payment of cash dividends.  As of March 31, 2017, dividend accretion of $7,501,605 had accumulated on the Preferred Stock. The Preferred Stock is entitled to a liquidation preference equal to the greater of 100% of the accreted value for each share of Preferred Stock, outstanding on the date of a liquidation, plus all accrued and unpaid dividends, or the amount a holder would have been entitled to had the holder converted the shares of Preferred Stock into common stock immediately prior to the liquidation.  Accordingly, based upon the liquidation value of the Preferred Stock at March 31, 2017, there were 9,418,839 shares of common stock issuable upon conversion of the Preferred Stock. The Preferred Stock votes together with the common stock as if converted on the original date of issuance.  Holders of Preferred Stock are entitled to purchase their pro rata share of additional stock issuances in certain future financings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. These forward-looking statements represent the Company's current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not limited to, the following:  regulations and other economic and political factors which affect the Company's ability to market its products internationally, changes in economic conditions that adversely affect demand for the Company's products, potential liquidity constraints, new product introductions by the Company's competitors, increased price competition, foreign currency fluctuations, rapid technological changes, dependence upon significant customers, availability and cost of components for the Company's products, the impact of any product liability or other adverse litigation, marketplace acceptance for the Company's new products, FDA and other governmental regulatory and enforcement actions, changes in reimbursement levels from third-party payers, changes to federal research and development grant programs utilized by the Company, and other factors described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Management Summary

The Company continues to focus its resources principally on the tissue oximetry market with its FORE-SIGHT cerebral oximetry technology.

Consistent with that strategy, the Company divested two of its legacy product lines, over the past 18 months, both of which are being reported as discontinued operations.  Those product line asset sales have provided an aggregate of approximately $3,800,000 in proceeds through March 31, 2017, to support the Company's strategic objectives.

During the second quarter of 2016, the Company took steps to increase its cash balance and improve its liquidity. On June 30, 2016, a new loan agreement was secured in the amount of $10,500,000 which includes a 48-month term loan in the amount of $8,000,000 and a two-year revolving credit facility in the maximum amount of $2,500,000. The term loan provided additional working capital and deferred principal repayment until August 1, 2017, with an additional six months if the Company reaches certain product line sales targets. Management expects to exceed those sales targets. The Company had begun to make principal payments under the previous loan agreement as of January 1, 2016.

The proceeds from these transactions are providing working capital for ongoing research and development initiatives and the upgrade and expansion of our U.S. field selling organization to 17 territories.  In the first quarter, the Company made substantial progress toward that latter goal by hiring five new sales representatives, providing the Company with a total of 16 staffed sales territories.  Management believes that as its newer representatives gain tenure in the second half of the year, the Company should achieve increased sales.

Results of Operations

The Company incurred losses from continuing operations for the three months ended March 31, 2017, of $1,824,000, or ($0.08) per basic and diluted common share, compared to losses from continuing operations of $546,000, or ($0.03) per basic and diluted common share, for the three months ended March 31, 2016.  The losses from continuing operations for the prior-year period were favorably affected by an income tax benefit of $1,091,000. Losses from continuing operations before income taxes for the first quarter of 2017 were $1,813,000, compared to $1,637,000 for the first quarter of 2016.

Losses from discontinued operations, net of income taxes of $10,000, was $20,000 for the first quarter of 2017, compared to income from discontinued operations of $2,027,000, net of income taxes of $1,091,000, for the first quarter of 2016.  During March 2016, the Company sold its neonatal intensive care product line assets for $3,350,000. The sale resulted in a pre-tax gain from discontinued operations of approximately $2,911,000 and income tax expense of $1,019,000. The income tax expense was offset by an income tax benefit of $1,019,000, included in the $1,091,000 referred to above, which was recorded against losses generated from continuing operations. The Company does not expect to pay income taxes related to its 2016 or 2017 results.

For the three months ended March 31, 2017, the Company incurred a net loss applicable to common stockholders of $2,231,000, or ($0.08) per basic and diluted common share, compared to net income applicable to common stockholders of $1,120,000, or $0.04 per basic and diluted common share, for the three months ended March 31, 2016.

The following table provides information with respect to net sales by major category for the three months ended March 31st:

Total Net Sales from Continuing Operations ($000's)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	March 31, 2017	March 31, 2016	(Decrease)	Change

Tissue Oximetry Monitoring	$4,337	$4,277	$60	1%
Traditional Monitoring	888	1,179	(291)	(25%	)
	$5,225	$5,456	$(231)	(4%	)

Domestic Sales	$4,423	$4,565	$(142)	(3%	)
International Sales	802	891	(89)	(10%	)
	$5,225	$5,456	$(231)	(4%	)

Total sales from continuing operations were $5,225,000 for the three months ended March 31, 2017, a decrease of $231,000, or 4%, from sales of $5,456,000 for the same three months of the prior year.  Worldwide tissue oximetry product sales of $4,337,000 for the three months ended March 31, 2017, were $60,000, or 1%, above the $4,277,000 reported for the same period in the prior year led by increased U.S. sales. Sales of traditional monitoring products were $888,000 for the three months ended March 31, 2017, a decrease of $291,000, or 25%, from sales of $1,179,000 for the same prior-year period.  Lower OEM technology product sales to a significant customer were largely responsible for the shortfall.  Sales to this customer often vary widely from one period to another, and for the three months ended March 31, 2016, they were significantly above their normalized sales levels.

Sales of all products to U.S. customers accounted for $4,423,000, or 85%, of the total sales reported for the three months ended March 31, 2017, a decrease of $142,000, or 3%, from the $4,565,000 of U.S. sales reported for the three months ended March 31, 2016. International sales of all products accounted for $802,000, or 15%, of the total sales reported for the three months ended March 31, 2017, a decrease of $89,000, or 10%, from the $891,000 reported for the same period of the prior year.

The following table provides additional information with respect to tissue oximetry sales for the three months ended March 31st:

Tissue Oximetry Sales ($000's)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Increase / (Decrease)	% Change

Sensor Sales	$4,016	$3,734	$282	8%
Monitors & Accessories	321	543	(222)	(41%	)
	$4,337	$4,277	$60	1%

Domestic Sales	$3,701	$3,534	$167	5%
International Sales	636	743	(107)	(14%	)
	$4,337	$4,277	$60	1%

Worldwide sales of tissue oximetry products increased 1% for the first quarter of 2017. Worldwide sensor sales increased 8% and were largely offset by a decrease in monitor sales. The Company shipped a net of 69 FORE-SIGHT monitors to customers in the first quarter, bringing the Company's worldwide net cumulative shipments of oximetry monitors, as of March 31, 2017, to 2,157 units, an increase of 21% above the net cumulative shipments of 1,788 units as of March 31, 2016, including the U.S. installed base which expanded to 1,158, a 21% increase over March 31, 2016.

U.S. tissue oximetry product sales increased 5% to $3,701,000, driven by an 8% increase in disposable sensor sales. International tissue oximetry product sales decreased $107,000, or 14%. Increases in disposable sensor sales of 2% were offset by lower monitor sales.

Gross profit was $2,844,000, or 54.4% of sales, for the three months ended March 31, 2017, compared to $2,881,000, or 52.8% of sales for the three months ended March 31, 2016. The gross profit improvement resulted primarily from lower manufacturing spending and favorable product mix driven by increased FORE-SIGHT sales both in total and as a percentage of the Company's overall sales. Tissue oximetry sales continue to grow as a percentage of the Company's overall sales, reaching 83% of total sales for the first quarter of 2017 led by disposable sensor sales which accounted for 77% of all Company sales. FORE-SIGHT sensor sales contain more favorable gross margin rates compared to our traditional monitoring products. Management expects gross profit rates to continue to improve as FORE-SIGHT ELITE® sensor sales expand and become an increasing percentage of overall sales.

Total operating expenses for the three months ended March 31, 2017, increased $75,000, or 2%, to $4,398,000, from $4,323,000 for the three months ended March 31, 2016.

Research and development expenses decreased $131,000 for the three months ended March 31, 2017, to $824,000, from $955,000 for the three months ended March 31, 2016, primarily as a result of lower clinical evaluation costs.

Selling, general and administrative ("S,G&A") expenses of $3,574,000 for the three months ended March 31, 2017, were $206,000, or 6%, above the $3,368,000 of S,G&A expenses incurred for the same period of the prior year, primarily due to allowances for bad debt principally associated with amounts due from discontinued operations.

Interest expense of $260,000 for the three months ended March 31, 2017, reflected the borrowing costs associated with the Company's bank loans, including interest and amortization of deferred financing costs.

The Company does not expect to generate taxable income for its 2017 fiscal year.  Income tax benefits that may be generated during 2017 would be offset by a deferred income tax asset valuation allowance. Management established the valuation allowance as a result of cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets, concluding that a full valuation allowance is warranted.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2017, the Company's cash and cash equivalents totaled $4,663,000, compared to $5,489,000 as of December 31, 2016. Working capital decreased $1,638,000 to $5,415,000 as of March 31, 2017, from $7,053,000 as of December 31, 2016.

Cash used in operating activities of continuing operations for the three months ended March 31, 2017, was $591,000, compared to cash used in operating activities of continuing operations of $1,670,000 for the same period in the prior year. The decrease in cash used from operations resulted from favorable changes in various working capital items, primarily accounts receivable, other current assets, accounts payable, and accrued expenses.

Cash used in investing activities of continuing operations was $83,000 for the three months ended March 31, 2017, compared to cash provided by investing activities of continuing operations of $2,542,000 for the same period in the prior year. The cash provided during 2016 primarily reflects net cash proceeds received from the sale of the Company's neonatal disposable intensive care product line in March 2016.

Cash used in financing activities of continuing operations was $14,000 for the three months ended March 31, 2017, compared to $728,000 of cash used in financing activities of continuing operations for the three months ended March 31, 2016.  During the first quarter of 2016, the Company had made principal repayments of $705,000 against the term loan outstanding at that time with its previous lender.

On June 30, 2016, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Solar Capital Ltd. and Western Alliance Bank (collectively, the "Lenders").  Pursuant to the Loan Agreement, the Lenders provided the Company with a 48-month secured term loan in the amount of $8,000,000 (the "Term Loan") and a revolving loan in the maximum amount of $2,500,000 (the "Revolver").  The Revolver expires on July 1, 2018, and the Term Loan matures on July 1, 2020.  The obligations under the Loan Agreement are secured by a lien on substantially all assets of the Company.

The Term Loan bears interest at a floating rate equal to 8.75% plus the 30-day LIBOR rate (9.53% as of March 31, 2017).  Under the Term Loan, 36 equal payments of $222,222 are scheduled to commence on August 1, 2017, with one final payment in an amount equal to the remaining principal balance on the final maturity date. Principal payments under the Term Loan may be deferred an additional six months if the Company reaches a specified product line sales target for the 12 months ending June 30, 2017.  Management expects to reach that target.

Revolver advances will bear interest at a floating rate equal to 2.5% plus the higher of 3.5% per annum or a specified prime rate.  Maximum borrowings under the Revolver are based upon the Company's eligible accounts receivable as defined in the Loan Agreement. There were no borrowings under the Revolver as of March 31, 2017, and the amount available for borrowing at that date was $1,847,000, according to the borrowing formula contained with the Loan Agreement and subject to other terms and conditions.

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

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity based on a formula.  Management believes the Company was in compliance with all covenants as of March 31, 2017.

The Company has also financed its directors' and officers' insurance premiums under a note payable in the amount of $87,565 which is scheduled to be repaid by September 2017.

As of March 31, 2017, the Company had cash and cash equivalents plus available borrowings under its revolving loan totaling $6,510,000, which the Company believes are sufficient to support the Company's operations through at least May 15, 2018. The Company expects to continue to require cash for its operations during these periods.  The Company may seek changes in its debt instruments, a sale of certain assets, reductions in planned operating expenses, and/or may seek to raise additional capital to support its operations should the need arise.  Management believes that it can execute on one or more of these initiatives or obtain additional financing; however, there can be no assurance that such actions can be consummated or additional financing be obtained on acceptable terms or at all.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of financial condition and results of operations are based on the consolidated financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company's critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company's critical accounting policies and estimates, see Item 7 and Note (2) of the financial statements included in the Company's Form 10-K for the year ended December 31, 2016.  There were no significant changes in critical accounting policies and estimates during the three months ended March 31, 2017.

On August 27, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.  Prior to the new guidance, there was no specific guidance in US GAAP about management's responsibility to evaluate and report on going concern.  ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related disclosures.  The new standard was effective for the Company for the year ended December 31, 2016.  Management has reviewed the guidance provided by ASU 2014-15 and does not believe that conditions and events exist in the aggregate which impact the Company's ability to continue as a going concern.

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

In April 2016, the FASB issued ASU 2016-10, Topic 606, Revenue from Contracts with Customers. ASU 2016-10 amends the revenue recognition standard it had issued in May 2014 (ASU 2014-09).  The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which an entity expected to be entitled in exchange for those goods and services.  The amendments in ASU 2016-10 clarify the identification of performance obligations and the licensing implementation guidance. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim reporting periods therein.  The Company is evaluating the effect that this standard will have on its financial statements and results of operations; however, it does not expect the new standard to have a significant impact. The Company recognizes revenue at the time of transfer of its products to its customers based upon shipping terms. Further, the Company does not incur post-shipment obligations with the exception of product warranties, which are generally fulfilled from its corporate facility and which are not material relative to the sale of the product.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2017. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: May 10, 2017
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: May 10, 2017
By: Jeffery A. Baird
Chief Financial Officer