Form 10-Q
period 2017-06-30
CAS MEDICAL SYSTEMS INC
filed 2017-08-08
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10‑Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-Accelerated Filer ☐          Smaller Reporting Company ☒          Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value   28,235,697 shares as of August 7, 2017.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Assets	2017	2016

Current assets:
Cash and cash equivalents	$4,100,197	$5,488,706
Accounts receivable, net	2,544,769	2,958,551
Inventories	1,113,766	1,373,864
Other current assets	504,545	879,365
Assets associated with discontinued operations	509,418	675,019
Total current assets	8,772,695	11,375,505

Property and equipment:
Leasehold improvements	151,377	151,377
Equipment at customers	3,478,318	3,762,632
Machinery and equipment	4,566,156	4,829,804
	8,195,851	8,743,813
Accumulated depreciation and amortization	(5,779,025)	(6,183,388)
Property and equipment, net	2,416,826	2,560,425

Intangible and other assets, net	811,504	788,036

Total assets	$12,001,025	$14,723,966

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Liabilities and Stockholders' Equity	2017	2016

Current liabilities:
Accounts payable	$687,196	$1,027,911
Accrued expenses	1,700,995	2,201,965
Notes payable	150,645	70,015
Note payable - line-of-credit	1,000,000	—
Current portion of long-term debt, less unamortized debt issuance costs	1,096,388	840,471
Liabilities associated with discontinued operations	86,942	177,990
Total current liabilities	4,722,166	4,318,352

Deferred gain on sale and leaseback of property	24,284	91,603
Long-term debt, less current portion and unamortized debt issuance costs	6,459,481	6,580,851
Other long-term liability	320,000	320,000
Total liabilities	11,525,931	11,310,806

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized
Series A convertible preferred stock, 95,500 shares issued and outstanding, liquidation value of $14,576,727 and $14,079,629 at
June 30, 2017 and December 31, 2016, respectively	8,802,000	8,802,000
Series A exchangeable preferred stock, 54,500 shares issued and outstanding, liquidation value of $8,318,656 and $8,034,971 at
June 30, 2017 and December 31, 2016, respectively	5,135,640	5,135,640
Common stock, $.004 par value per share, 60,000,000 shares authorized,
28,315,081 and 27,428,752 shares issued at June 30, 2017 and
December 31, 2016, respectively, including shares held in treasury	113,260	109,715
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	31,564,658	30,557,093
Accumulated deficit	(45,038,984)	(41,089,808)
Total stockholders' equity	475,094	3,413,160

Total liabilities and stockholders' equity	$12,001,025	$14,723,966

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net sales from continuing operations	$4,572,032	$4,649,163	$9,115,410	$9,116,581

Cost of sales	2,193,832	2,051,855	4,255,093	4,144,697
Gross profit	2,378,200	2,597,308	4,860,317	4,971,884

Operating expenses:
Research and development	858,359	819,149	1,644,936	1,735,842
Selling, general and administrative	3,503,147	3,491,262	7,077,414	6,858,866
Total operating expenses	4,361,506	4,310,411	8,722,350	8,594,708

Operating loss	(1,983,306)	(1,713,103)	(3,862,033)	(3,622,824)

Interest expense	264,951	322,114	524,644	521,362
Other income	(121)	(2,000)	(263)	(6,873)
Loss from continuing operations before income taxes	(2,248,136)	(2,033,217)	(4,386,414)	(4,137,313)
Income tax benefit	(49,861)	(103,909)	(153,033)	(1,358,635)
Loss from continuing operations	(2,198,275)	(1,929,308)	(4,233,381)	(2,778,678)
Discontinued operations:
Income from discontinued operations	142,460	296,883	437,238	939,720
Gain on sale of discontinued operations	—	—	—	2,942,095
Income tax expense	49,861	103,909	153,033	1,358,635
Income from discontinued operations	92,599	192,974	284,205	2,523,180
Net loss	(2,105,676)	(1,736,334)	(3,949,176)	(255,498)
Preferred stock dividend accretion	393,778	367,378	780,784	728,438
Net loss applicable to common stockholders	$(2,499,454)	$(2,103,712)	$(4,729,960)	$(983,936)

Loss per common share from continuing operations:
Basic and diluted	$(0.09)	$(0.09)	$(0.18)	$(0.13)

Income per common share from discontinued operations:
Basic and diluted	0.00	0.01	0.01	0.09

Per share basic and diluted net loss applicable to
common stockholders	$(0.09)	$(0.08)	$(0.17)	$(0.04)

Weighted-average number of common shares outstanding:
Basic and diluted	27,329,831	26,823,919	27,177,915	26,812,176

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2017
(Unaudited)

	Preferred Stock		Common Stock Issued		Common Stock Held in Treasury		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2016	150,000	$13,937,640	27,428,752	$109,715	86,000	$(101,480)	$30,557,093	$(41,089,808)	$3,413,160

Net loss								(3,949,176)	(3,949,176)

Common stock issued under stock purchase plan			7,839	31			11,651		11,682

Unrestricted shares issued			390,240	1,561			572,092		573,653

Restricted stock granted			488,250	1,953			(1,953)		—

Stock compensation							425,775		425,775

BALANCE, June 30, 2017	150,000	$13,937,640	28,315,081	$113,260	86,000	$(101,480)	$31,564,658	$(45,038,984)	$475,094

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(3,949,176)	$(255,498)
Income from discontinued operations	284,205	2,523,180
Loss from continuing operations	(4,233,381)	(2,778,678)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	508,287	470,558
Amortization of debt issuance costs and discounts	134,547	207,864
Deferred income taxes	(153,033)	(1,358,635)
Provision for doubtful accounts	301,567	—
Stock compensation	422,924	391,344
Impairment of capitalized costs	—	33,944
Amortization of gain on sale and leaseback of property	(67,319)	(67,319)
Changes in operating assets and liabilities:
Accounts receivable	323,782	165,111
Notes and other receivables	—	(203,858)
Inventories	260,098	(296,259)
Other current assets	261,983	20,999
Accounts payable and accrued expenses	(268,033)	(143,848)
Net cash used in operating activities of continuing operations	(2,508,578)	(3,558,777)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(345,763)	(616,147)
Proceeds from sale of discontinued operations	138,952	2,942,095
Additions to intangible assets	(42,391)	(31,644)
Net cash (used in) provided by investing activities of continuing operations	(249,202)	2,294,304

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	8,000,000
Repayment of long-term debt	—	(7,280,000)
Payment of final term loan fee	—	(218,000)
Deferred financing costs	—	(144,030)
Proceeds from line-of-credit	1,000,000	—
Repayments of notes payable	(74,080)	(76,630)
Proceeds from issuance of common stock	11,682	37,064
Net cash provided by financing activities of continuing operations	937,602	318,404

Net decrease in cash and cash equivalents from continuing operations	(1,820,178)	(946,069)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash provided by operating activities of discontinued operations	431,669	988,068
Net cash provided by discontinued operations	431,669	988,068

Net change in cash and cash equivalents	(1,388,509)	41,999

Cash and cash equivalents, beginning of period	5,488,706	7,528,292
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,100,197	$7,570,291

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$389,246	$313,497
Accrued liability settled with common stock	$573,653	$—
Insurance premiums funded with note payable	$154,710	$156,616
End-of-term fee payable to lenders	$—	$320,000
Warrants issued to lenders	$—	$92,906

See accompanying notes.

CAS Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2017

(1)      The Company

CAS Medical Systems, Inc. ("CASMED" or the "Company") is a leader in non-invasive patient monitoring of cerebral oxygenation. The Company's FORE-SIGHT® Absolute Cerebral Oximeter provides a highly accurate, non-invasive, continuous measurement of absolute cerebral tissue oxygen saturation for patients during critical care. Direct monitoring of tissue oxygenation provides a superior and powerful tool to alert clinicians to otherwise unrecognized and dangerously low levels of oxygenation of the brain and other tissues, thereby empowering them to intervene appropriately in the care of their patients in order to improve outcomes and lower costs.

In addition to FORE-SIGHT oximeters and accessories, which comprised approximately 96% of Company sales from continuing operations for the six months ended June 30, 2017, the Company also performs service repairs that the Company categorizes as Service and Other. On July 25, 2017, the Company entered into an agreement pursuant to which it sold certain assets related to its non-invasive blood pressure monitoring product line. Those assets were classified as "held for sale" as of June 30, 2017, and December 31, 2016, and as such, that business has been accounted for as discontinued operations for all periods reported – see Note (3) below.

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

The Company has reclassified certain product line assets which were sold in prior-year periods to discontinued operations – see Note (3) below. Additionally, on July 25, 2017, the Company sold its non-invasive blood pressure ("NIBP") product line.  Management has evaluated the criteria for reporting the discontinued operations under Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, and determined that the NIBP product line sale referred to above qualified as a discontinued operation as of June 30, 2017.  Accordingly, the consolidated financial statements for all periods reported reflect those results as discontinued, and all assets and liabilities related to the divested product lines and held as of June 30, 2017, and December 31, 2016, are stated as assets and liabilities associated with discontinued operations.

On June 30, 2016, the Company consummated a term loan agreement in the amount of $8,000,000 with two lenders, as further described in Note (5), which contains a 12-month interest-only period and a further six-month extension should the Company meet certain sales targets for the 12 months ended June 30, 2017. The Company has exceeded those targets. The Company's credit facility includes a line-of-credit agreement with a maximum borrowing level of $2,500,000. The outstanding balance under the line-of-credit agreement was $1,000,000 as of June 30, 2017.

As of June 30, 2017, the Company had cash and cash equivalents plus available borrowings under its revolving loan with its lender totaling $4,839,000. On July 25, 2017, the Company received $4,500,000 of cash proceeds pursuant to the agreement referred to in Note (3) below and shall receive an additional payment for the purchase of inventory at the conclusion of a 60-day transition services period from date of close, which may be extended an additional 30 days. The Company intends to use the proceeds from the transaction for general working capital purposes. Management believes its funds as of this date are sufficient to support the Company's operations through at least August 15, 2018. The Company expects to continue to use cash from operations during these periods. The Company may seek changes in its debt instruments, reductions in planned operating expenses, and/or may seek to raise additional capital to support its operations should the need arise.  Management believes that it can execute on one or more of these initiatives or obtain additional financing; however, there can be no assurance that such actions can be consummated or additional financing be obtained on acceptable terms or at all.

(3)       Discontinued Operations

On July 25, 2017, the Company entered into an agreement pursuant to which it sold assets related to its non-invasive blood pressure technology product line in exchange for $4,500,000 in cash at closing and an additional payment for the purchase of inventory upon the conclusion of a 60-day transition services period, which may be extended an additional 30 days.  The agreement also provides for an earn-out payment not to exceed $2,000,000 following a 24-month period ending June 30, 2019.

On March 28, 2016, the Company consummated an agreement under which it sold certain assets related to its neonatal intensive care disposable product line for $3,350,000, including $3,035,000 in cash at closing after deductions of $100,000 for funds held in escrow for 12 months following the closing and $215,000 for inventory to be purchased following a transition services agreement which was effectively concluded at December 31, 2016.  During March 2017, the funds in escrow were paid to the Company while payments on the inventory have been scheduled to be made through year-end 2017.

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

The following table includes those assets and liabilities associated with discontinued operations in the consolidated balance sheets as of the periods below:

	June 30,	December 31,
	2017	2016

Accounts receivable	$265,339	$449,198
Inventories	238,583	221,804
Property and equipment, net	2,561	1,082
Intangible assets	2,935	2,935
Total assets associated with
discontinued operations	$509,418	$675,019

Accounts payable	$11,237	$69,720
Accrued expenses	75,705	108,270
Total liabilities associated with
discontinued operations	$86,942	$177,990

The following table represents the financial results of the discontinued operations for the three and six months ended June 30th:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net sales	$603,884	$1,048,064	$1,285,378	$2,644,333
Cost of sales	418,661	578,232	737,049	1,482,811
Gross profit	185,223	469,832	548,329	1,161,522
Operating expenses	53,883	48,070	90,899	96,923
Income from discontinued operations before income taxes	131,340	421,762	457,430	1,064,599
Other income (loss)	11,120	(124,879)	(20,192)	(124,879)
Gain on sale of discontinued operations	—	—	—	2,942,095
Income tax expense	49,861	103,909	153,033	1,358,635
Income from discontinued operations	$92,599	$192,974	$284,205	$2,523,180

(4)       Inventories, Property and Equipment, and Intangible and Other Assets

Inventories consist of:

	June 30,	December 31,
	2017	2016

Raw materials	$696,543	$839,694
Work-in-process	4,078	23,252
Finished goods	413,145	510,918
Total	$1,113,766	$1,373,864

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

Intangible and other assets consist of the following:

	June 30,	December 31,
	2017	2016

Patents and other assets	$677,909	$651,631
Patents pending	351,815	335,702
	1,029,724	987,333
Accumulated amortization	(218,220)	(199,297)
Total	$811,504	$788,036

Amortization expense of intangible and other assets for the six months ended June 30, 2017, was $18,924. Estimated amortization expense for the calendar year 2017 is $37,582. Expected amortization expense of intangible and other assets for the next five calendar years and thereafter follows:

2018	$33,700
2019	29,700
2020	29,200
2021	28,900
2022	28,200
Thereafter	577,400
$727,100

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

The Term Loan bears interest at a floating rate equal to 8.75% plus the 30-day LIBOR rate (9.79% as of June 30, 2017).  Under the Term Loan, 30 equal payments of $266,667 are scheduled to commence on February 1, 2018, with one final payment in an amount equal to the remaining principal balance on the final maturity date. Principal payments under the Term Loan have been deferred an additional six months as the Company has reached a specified product line sales target for the 12 months ended June 30, 2017.

Revolver advances will bear interest at a floating rate equal to 2.5% plus the higher of 3.5% per annum or a specified prime rate (6.75% as of June 30, 2017).  Maximum borrowings under the Revolver are based upon the Company's eligible accounts receivable as defined in the Loan Agreement. The outstanding balance under the Revolver as of June 30, 2017, was $1,000,000, and the amount available for borrowing at that date was $739,000, according to the borrowing formula contained with the Loan Agreement and subject to other terms and conditions.

The Company has the right to prepay the loans under the Loan Agreement in full at any time; however, if the Term Loan is prepaid prior to maturity, an additional fee of 1% of the Term Loan amount is due.  Amounts prepaid under the Term Loan may not be re-borrowed.  Upon repayment of the Term Loan at any time, the Lenders are entitled to an additional fee equal to 4% of the Term Loan amount.

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity based on a formula.  Management believes it was in compliance with all covenants as of June 30, 2017.

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

In connection with the Loan Agreement, on June 30, 2016, the Company issued warrants (the "Warrants") to the Lenders, which provide for the right to purchase an aggregate of 64,655 shares of the Company's common stock for a ten-year period, expiring on June 30, 2026, at an exercise price of $1.856 per share of which 48,491 shares may be purchased by Solar Capital Ltd. ("Solar") and 16,164 shares may be purchased by Western Alliance Bank.

The amount of shares issuable pursuant to the Warrants and the exercise price thereof are subject to adjustment only in the event of stock splits, subdivisions, reclassifications, exchanges, combinations, and similar transactions.  The Warrants also contain a cashless exercise provision.

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

The outstanding balance of the Company's term loan is stated for the following periods:

	June 30, 2017			December 31, 2016

	Principal	Unamortized Debt Issuance Costs and Discounts	Debt, Net	Principal	Unamortized Debt Issuance Costs and Discounts	Debt, Net

Balance of term loan	$8,000,000	$444,131	$7,555,869	$8,000,000	$578,678	$7,421,322
Less current portion	1,333,333	236,945	1,096,388	1,111,111	270,640	840,471
Long-term portion	$6,666,667	$207,186	$6,459,481	$6,888,889	$308,038	$6,580,851

The Company incurred debt issuance costs and discounts of $556,936 associated with the Loan Agreement, including $320,000 of accrued fees payable upon repayment of the prior term loan, $92,906 pertaining to the Warrants, and other legal and brokerage costs. Unamortized debt issuance costs of $104,246 at June 30, 2016, pertaining to the Company's prior revolving credit agreement with Solar, were recorded as interest expense corresponding with the termination of that agreement. The remaining $165,514 of unamortized debt issuance costs and discounts together with the $556,936 of new deferred costs, aggregating $722,450, will be amortized through July 1, 2018 and June 30, 2020, the maturity dates of the Revolver and Term Loan, respectively.  As a result of the debt issuance costs, the effective rate of the Term Loan was 12.8% at June 30, 2017.

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

At June 30, 2017, stock options and warrants to purchase 3,210,750 and 451,458 shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. On an as-converted basis, 9,583,668 shares of common stock pertaining to the private placement of 150,000 shares of Series A Preferred Stock were also excluded as they would have been anti-dilutive.

(7)       Stock Compensation Expense and Share-based Payment Plans

Stock compensation expense was $210,427 and $195,461 and $425,775 and $393,270 for the three- and six-month periods ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,617,000.  Such amount, net of estimated forfeitures, will be recognized in operations through the first quarter of 2021.

The following table summarizes the Company's stock option information as of and for the six-month period ended June 30, 2017:

		Weighted-	Aggregate	Weighted-Average
	Option	Average	Intrinsic	Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years

Outstanding at December 31, 2016	3,229,500	$1.97	$82,250	6.3
Granted	65,000	1.48
Cancelled or expired	(83,750)	1.82
Exercised	—	—	—
Outstanding at June 30, 2017	3,210,750	1.96	—	5.9
Exercisable at June 30, 2017	2,374,125	$2.08	$—	5.2

Vested and expected to vest at June 30, 2017	3,185,657	$1.97	$—	5.9

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock, as of the applicable date, exceeds the option exercise price.

The exercise period for all outstanding stock options may not exceed ten years from the date of grant. Stock options granted to employees typically vest over a four-year period. The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

On June 22, 2016, the Company's stockholders approved an amendment to the CAS Medical Systems, Inc. 2011 Equity Incentive Plan (the "Plan") which increased the maximum number of shares that can be issued under the Plan by 1,500,000 to 4,500,000. Awards that may be granted under the Plan include options, restricted stock and restricted stock units, and other stock-based awards. In addition, the sublimit of awards of restricted stock and restricted stock units was increased from 500,000 to 1,250,000. The purposes of the Plan are to make available to our key employees and directors certain compensatory arrangements related to growth in value of our stock so as to generate an increased incentive to contribute to the Company's financial success and prosperity; to enhance the Company's ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company's financial growth and profitability; and to align, in general, the interests of employees and directors with the interests of our stockholders. As of June 30, 2017, there remained 777,845 total shares available for issuance under the Plan, including a sublimit of 300,286 shares available for restricted stock and restricted stock units.

On January 9, 2017, members of the management team were granted 413,250 shares of restricted common stock which vest 25% per year on each anniversary of the grant date, and 75,000 restricted common shares were granted to outside members of the Board of Directors, which vest 50% per year on each anniversary of the grant date.

On April 3, 2017, the Company granted a new employee a non-qualified stock option to purchase 30,000 shares of common stock at an exercise price of $1.43, the Nasdaq official closing price on the date of the grant. The fair value of the option was estimated on the date of grant using the Black-Scholes option pricing model. Similar to other option pricing models, the Black-Scholes model requires the input of highly subjective assumptions which may materially affect the estimated fair value of the Company's stock options.  The fair value of the stock option granted was $0.77 and assumed a weighted-average expected stock volatility of 54.5%, a weighted-average expected option term of 6.25 years, an average risk-free interest rate of 2.0%, and a 0.0% dividend yield. The risk-free interest rate approximated U.S. Treasury yields in effect at the time of the grant. The expected life of the stock option was determined using historical data adjusted for the estimated exercise dates of unexercised options.  Volatility was determined using both current and historical implied volatilities of the underlying stock which are obtained from public data sources.

As of June 30, 2017, there were 899,250 outstanding restricted shares at a weighted-average fair-value of $1.70, including 150,000 restricted shares of common stock issued to the Company's Chief Executive Officer during August 2010. The fair value of the outstanding restricted common shares has been calculated based upon the market value of the common stock as of the date of issuance. Restricted stock granted to employees typically vests over a period of not less than three years, while restricted stock granted to outside members of the Board of Directors typically vests over a period of not more than two years from date of grant.

A summary of the restricted shares of common stock outstanding follows:

	Six Months	Weighted-Average
	Ended	Grant Date
	June 30, 2017	Fair-Value

Outstanding at beginning of period	418,500	$1.80
Granted	488,250	1.62
Cancelled	—	—
Vested	(7,500)	1.62
Outstanding at end of period	899,250	$1.70

Warrants to purchase 451,458 shares of common stock at a weighted-average exercise price of $1.64 per share were outstanding as of June 30, 2017. The warrants have an exercise price range of $0.38 to $1.98 per share, and warrants underlying 109,000 shares of common stock have no expiration date.

On March 10, 2017, members of the management team, in lieu of cash payments, were granted 390,240 shares of vested common stock in connection with the achievement of certain 2016 management incentive targets. The shares were valued at $1.47 each, based upon the Nasdaq official closing price of the Company's common stock on the date of issuance.

(8)       Preferred Stock

As of June 30, 2017, 95,500 shares of Series A Convertible Preferred Stock and 54,500 shares of Series A Exchangeable Preferred Stock,  issued in connection with a 2011 private placement (collectively, the "Preferred Stock"), are outstanding. The Preferred Stock has a par value $0.001 per share and is convertible into common stock of the Company at a price of $2.389 per share. The Company can force conversion of all of the outstanding Preferred Stock if the closing price of its common stock meets certain share price, trading volume requirements, and other conditions. The stated value ($100 per share) of the Series A Preferred Stock accretes at an annual rate of 7% compounded quarterly.  While such accretion may be paid in cash at the Company's option, the Company's bank agreement prohibits the payment of cash dividends.  As of June 30, 2017, dividend accretion of $7,895,383 had accumulated on the Preferred Stock. The Preferred Stock is entitled to a liquidation preference equal to the greater of 100% of the total accreted value for each share of Preferred Stock, outstanding on the date of a liquidation, plus all accrued and unpaid dividends, or the amount a holder would have been entitled to had the holder converted the shares of Preferred Stock into common stock immediately prior to the liquidation.  Accordingly, based upon the liquidation value of the Preferred Stock at June 30, 2017, there were 9,583,668 shares of common stock issuable upon conversion of the Preferred Stock. The Preferred Stock votes together with the common stock as if converted on the original date of issuance.  Holders of Preferred Stock are entitled to purchase their pro rata share of additional stock issuances in certain future financings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. These forward-looking statements represent the Company's current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not limited to, the following:  regulations and other economic and political factors which affect the Company's ability to market its products internationally, changes in economic conditions that adversely affect demand for the Company's products, potential liquidity constraints, new product introductions or other actions taken by the Company's competitors, such as limiting market access for the Company's products through exclusive contracting arrangements, increased price competition, foreign currency fluctuations, rapid technological changes, dependence upon significant customers, availability and cost of components for the Company's products, the impact of any product liability or other adverse litigation, marketplace acceptance for the Company's new products, FDA and other governmental regulatory and enforcement actions, changes in reimbursement levels from third-party payers, changes to federal research and development grant programs utilized by the Company, and other factors described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Management Summary

The Company continues to focus its resources on the tissue oximetry market with its FORE-SIGHT cerebral oximetry technology which represented 96% of the Company's sales from continuing operations during the second quarter of 2017. The Company's FORE-SIGHT disposable sensor sales accounted for more than 85% of sales from continuing operations during the second quarter of 2017.

Consistent with that strategy, the Company divested three of its legacy product lines, over the past 18 months, all of which are being reported as discontinued operations.  Those product line asset sales have provided an aggregate of approximately $8,200,000 in proceeds in support of the Company's strategic objectives, including the most recent divestiture of the Company's non-invasive blood pressure product line which closed on July 25, 2017.

The proceeds from these transactions are providing working capital for ongoing research and development initiatives and the upgrade and expansion of our U.S. field selling organization to 18 territories.  The sales expansion effort, initiated in early 2016, was completed during the second quarter of 2017.  However, of the 18 sales personnel, 14 have joined the Company since the initiative began.  Management, therefore, believes that, as its newer representatives gain tenure in the second half of the year, the rate of new customer acquisition should rise.

Results of Operations

The Company incurred losses from continuing operations for the three months ended June 30, 2017, of $2,198,000, or ($0.09) per basic and diluted common share, compared to losses from continuing operations of $1,929,000, or ($0.09) per basic and diluted common share, for the three months ended June 30, 2016.

Income from discontinued operations, net of income taxes, was $93,000, or $0.00 per basic and diluted common share, for the second quarter of 2017, compared to income from discontinued operations, net of income taxes, of $193,000, or $0.01 per basic and diluted common share, for the second quarter of 2016.

For the three months ended June 30, 2017, the Company incurred a net loss applicable to common stockholders of $2,499,000, or ($0.09) per basic and diluted common share, compared to a net loss applicable to common stockholders of $2,104,000, or ($0.08) per basic and diluted common share, for the three months ended June 30, 2016.

The Company incurred a loss from continuing operations for the six months ended June 30, 2017, of $4,233,000, or ($0.18) per basic and diluted common share, compared to a loss from continuing operations of $2,779,000, or ($0.13) per basic and diluted common share, for the six months ended June 30, 2016. The loss from continuing operations for the 2016 period was affected by income tax benefits associated with the sale of the Company's neonatal intensive care disposables product line assets in March 2016 for $3,350,000 that resulted in a pre-tax gain from discontinued operations of approximately $2,942,000. Income tax expense of $1,030,000, resulting from the gain on the sale, was offset by an income tax benefit for $1,030,000 recorded against losses generated from continuing operations. The Company does not expect to pay income taxes in 2017. Losses from continuing operations before income taxes for the six-month periods ended June 30, 2017 and 2016, were $4,386,000 and $4,137,000, respectively.

Income from discontinued operations, net of income taxes, was $284,000, or $0.01 per basic and diluted common share, for the first six months of 2017, compared to income from discontinued operations net of income taxes of $2,523,000, or $0.09 per basic and diluted common share, for the first six months of 2016.

For the six months ended June 30, 2017, the Company incurred a net loss applicable to common stockholders of $4,730,000, or ($0.17) per basic and diluted common share, compared to a net loss applicable to common stockholders of $984,000, or ($0.04) per basic and diluted common share, for the first six months of 2016.

The following table provides information with respect to net sales by major category for the three months ended June 30th:

Total Net Sales from Continuing Operations ($000's)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	June 30, 2017	June 30, 2016	(Decrease)	Change

Tissue Oximetry:
Sensors	$4,126	$4,051	$75	2%
Monitors and Accessories	269	431	(162)	(38%)
	4,395	4,482	(87)	(2%)

Service and Other	177	167	10	6%
	$4,572	$4,649	$(77)	(2%)

Domestic Sales	$3,808	$3,918	$(110)	(3%)
International Sales	764	731	33	5%
	$4,572	$4,649	$(77)	(2%)

Total sales from continuing operations were $4,572,000 for the three months ended June 30, 2017, a decrease of $77,000, or 2%, from sales of $4,649,000 for the same three months of the prior year.  Worldwide tissue oximetry product sales of $4,395,000 for the three months ended June 30, 2017, were $87,000, or 2%, below the $4,482,000 reported for the same period in the prior year.  Service and other sales were $177,000 for the three months ended June 30, 2017, compared to $167,000 for the same prior-year period.

Worldwide sensor sales increased 2%, or $75,000, to $4,126,000;  however, they were more than offset by a decrease of $162,000 in monitor sales. The Company shipped a net of 49 FORE-SIGHT monitors to customers in the second quarter, bringing the Company's worldwide net cumulative shipments of oximetry monitors, as of June 30, 2017, to 2,206 units, an increase of 18% above the net cumulative shipments of 1,871 units as of June 30, 2016, including the U.S. installed base which expanded to 1,190, a 17% increase over the base at June 30, 2016.

Sales of all products to U.S. customers accounted for $3,808,000, or 83%, of the total sales reported for the three months ended June 30, 2017, a decrease of $110,000, or 3%, from the $3,918,000 of U.S. sales reported for the three months ended June 30, 2016.  U.S. tissue oximetry product sales decreased 3%, or $118,000, to $3,664,000, due to a 2%, or $57,000, decrease in disposable sensor sales and a $61,000 decrease in monitor sales.

International sales of all products accounted for $764,000, or 17%, of the total sales reported for the three months ended June 30, 2017, and increased $33,000, or 5%, from the $731,000 reported for the same period of the prior year. International tissue oximetry product sales increased $31,000, or 4%. Increases in international sensor sales of 26% to $639,000 were largely offset by lower monitor sales.

The following table provides information with respect to revenues by major category for the six months ended June 30th:

Total Net Sales from Continuing Operations ($000's)

	Six Months	Six Months
	Ended	Ended	Increase /	%
	June 30, 2017	June 30, 2016	(Decrease)	Change

Tissue Oximetry:
Sensors	$8,143	$7,785	$358	5%
Monitors and Accessories	589	975	(386)	(40%)
	8,732	8,760	(28)	—

Service and Other	383	357	26	7%
	$9,115	$9,117	$(2)	—

Domestic Sales	$7,683	$7,600	$83	1%
International Sales	1,432	1,517	(85)	(6%)
	$9,115	$9,117	$(2)	—

Tissue oximetry product sales of $8,732,000 for the six months ended June 30, 2017, were $28,000 below the $8,760,000 reported for the same period in the prior year. Service and other sales were $383,000 for the six months ended June 30, 2017, a $26,000 increase over the same period of the prior year.

Worldwide tissue oximetry sensor sales were $8,143,000, an increase of $358,000, or 5%, over the first six months of 2016, driven by a $217,000 , or 3%, increase in domestic sensor sales and a $141,000, or 14%, increase in international sensor sales.  Worldwide monitor sales were $589,000 for the six months ended June 30, 2017, a decrease of $386,000, or 40%, from the $975,000 of worldwide monitor sales for the prior-year period due to declines in both domestic and international oximetry monitor sales.

Sales of all products to the U.S. market accounted for $7,683,000, or 84%, of the total sales of $9,115,000 reported for the six months ended June 30, 2017, an increase of $83,000, or 1%, over the $7,600,000 of U.S. sales reported for the six months ended June 30, 2016. U.S. tissue oximetry sales increased 1% to $7,364,000 for the first six months of 2017 compared to the same period of the prior year. U.S. sensor sales accounted for 95% or $7,015,000 of the total U.S. tissue oximetry sales and grew 3% over the prior six-month period. Those sensor sales were largely offset by decreases in U.S. monitor sales.

International sales of all products accounted for $1,432,000, or 16%, of the total sales reported for the six months ended June 30, 2017, and decreased $85,000, or 6%, from the $1,517,000 reported for the same period of the prior year. Tissue oximetry sales accounted for $1,368,000, or 95%, of the total international sales and increased 5% over the prior six-month period. Sensor sales increased $220,000, or 14%, and were offset by decreases in monitor sales.

Gross profit was $2,378,000, or 52.0% of sales, for the three months ended June 30, 2017, compared to $2,597,000, or 55.9% of sales for the three months ended June 30, 2016. Gross profit was $4,860,000, or 53.3% of sales, for the six months ended June 30, 2017, compared to $4,972,000, or 54.5% of sales, for the same period of the prior year. Unabsorbed manufacturing overhead costs and manufacturing variances were primarily responsible for the lower gross profit in both the three- and six-month periods ended June 30, 2017.

Total operating expenses for the three months ended June 30, 2017, increased $52,000, or 1%, to $4,362,000, from $4,310,000 for the three months ended June 30, 2016. Research and development ("R&D") expenses were primarily responsible for the increase. Operating expenses for the first six months of 2017 increased $127,000, or 2%, to $8,722,000 from $8,595,000 for the same period of the prior year. Lower R&D expenses were offset by increases in S,G&A expenses.

R&D expenses increased $39,000 for the three months ended June 30, 2017, to $858,000, from $819,000 for the three months ended June 30, 2016, primarily as a result of increased project related costs.  R&D expenses decreased $91,000, or 5%, to $1,645,000 for the six months ended June 30, 2017, compared to $1,736,000 for the same period of the prior year, due to lower clinical evaluation costs and salaries and related fringe benefits partially offset by increased project development expenses.

Selling, general and administrative ("S,G&A") expenses of $3,503,000 for the three months ended June 30, 2017, were $12,000 above the $3,491,000 of S,G&A expenses incurred for the same period of the prior year. Lower G&A and marketing expenses were offset by slight increases in selling expenses.  S,G&A expenses for the six months ended June 30, 2017, were $7,077,000 compared to $6,859,000 for the six months ended June 30, 2016, an increase of $218,000, or 3%. The increases resulted primarily from provision for bad debts recorded during the first quarter of 2017 and various selling expenses including severance costs, recruitment fees and increased salaries and related benefits which were partially offset by lower marketing expenses.

Interest expense of $265,000 and $525,000 for the three- and six-month periods ended June 30, 2017, reflected the borrowing costs associated with the Company's bank loans, including interest and amortization of debt issuance costs. Interest expense for the three months ended June 30, 2016, included charges related to the refinancing of the Company's bank loan agreements.

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

Financial Condition, Liquidity and Capital Resources

As of June 30, 2017, the Company's cash and cash equivalents totaled $4,100,000, compared to $5,489,000 as of December 31, 2016. Working capital decreased $3,006,000 to $4,051,000 as of June 30, 2017, from $7,057,000 as of December 31, 2016.  The proceeds of $4,500,000 from the sale of the Company's non-invasive blood pressure product line on July 25, 2017, have provided additional working capital.

Cash used in operating activities of continuing operations for the six months ended June 30, 2017, was $2,509,000, compared to cash used in operating activities of continuing operations of $3,559,000 for the same period in the prior year. The decrease in cash used from operations resulted from favorable changes in various working capital items, primarily accounts receivable, inventories, and other current assets.

Cash used in investing activities of continuing operations was $249,000 for the six months ended June 30, 2017, compared to cash provided by investing activities of continuing operations of $2,294,000 for the same period in the prior year. The prior year six-month period included $2,942,000 of proceeds from the March 2016 divestiture of the Company's neonatal intensive care disposables product line. Expenditures for property and equipment were significantly lower for the first six months of 2017, reflecting lower requirements for customer FORE-SIGHT monitor placements.

Cash provided by financing activities of continuing operations was $938,000 for the six months ended June 30, 2017, compared to $318,000 of cash provided by financing activities of continuing operations for the six months ended June 30, 2016.  During the second quarter of 2017, the Company borrowed $1,000,000 against the Revolver. The results for the first six months of the prior year reflect the Company's refinancing of its bank loans.

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

The Term Loan bears interest at a floating rate equal to 8.75% plus the 30-day LIBOR rate (9.79% as of June 30, 2017). Principal payments under the Term Loan have been deferred until February 1, 2018, as the Company has reached a specified product line sales target for the 12 months ended June 30, 2017.  Under the Term Loan, 30 equal payments of $266,667 are scheduled to commence on February 1, 2018, with one final payment in an amount equal to the remaining principal balance on the final maturity date.

Revolver advances will bear interest at a floating rate equal to 2.5% plus the higher of 3.5% per annum or a specified prime rate (6.75% as of June 30, 2017).  Maximum borrowings under the Revolver are based upon the Company's eligible accounts receivable as defined in the Loan Agreement. The outstanding balance under the Revolver as of June 30, 2017, was $1,000,000, and the amount available for borrowing at that date was $739,000, according to the borrowing formula contained with the Loan Agreement and subject to other terms and conditions.

The Company has the right to prepay the loans under the Loan Agreement in full at any time; however, if the Term Loan is prepaid prior to maturity, an additional fee of 1% of the Term Loan amount is due.  Amounts prepaid under the Term Loan may not be re-borrowed.  Upon repayment of the Term Loan at any time, the Lenders are entitled to an additional fee equal to 4% of the Term Loan amount.

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity based on a formula.  Management believes the Company was in compliance with all covenants as of June 30, 2017.

The Company has financed various insurance premiums with notes payable. The balance of $151,000 at June 30, 2017, will be repaid by December 2017.

As of June 30, 2017, the Company had cash and cash equivalents plus available borrowings under its revolving loan totaling $4,839,000.  In addition, proceeds of $4,500,000 from the sale of the non-invasive blood pressure product line on July 25, 2017, have provided additional working capital.  As such, management believes its cash balances and available borrowings are sufficient to support operations through at least August 15, 2018. The Company expects to continue to require cash for its operations during these periods and may seek changes in its debt instruments, reductions in planned operating expenses, and/or may pursue additional capital to support its operations should the need arise.  Management believes that it can execute on one or more of these initiatives or obtain additional financing; however, there can be no assurance that such actions can be consummated or additional financing be obtained on acceptable terms or at all.

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

The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company's critical accounting policies and estimates, see Item 7 and Note (2) of the financial statements included in the Company's Form 10-K for the year ended December 31, 2016.  There were no significant changes in critical accounting policies and estimates during the six months ended June 30, 2017.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2017. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: August 8, 2017
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: August 8, 2017
By: Jeffery A. Baird
Chief Financial Officer