Form 10-Q
period 2017-09-30
CAS MEDICAL SYSTEMS INC
filed 2017-11-09
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10‑Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value   28,225,697 shares as of November 6, 2017.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Assets	2017	2016

Current assets:
Cash and cash equivalents	$6,289,134	$5,488,706
Accounts receivable, net	2,328,755	2,958,551
Inventories	1,542,365	1,373,864
Other current assets	412,791	879,365
Assets associated with discontinued operations	625,996	675,019
Total current assets	11,199,041	11,375,505

Property and equipment:
Leasehold improvements	151,377	151,377
Equipment at customers	3,492,011	3,762,632
Machinery and equipment	4,552,368	4,829,002
	8,195,756	8,743,011
Accumulated depreciation and amortization	(5,847,066)	(6,182,586)
Property and equipment, net	2,348,690	2,560,425

Intangible and other assets, net	814,529	788,036

Total assets	$14,362,260	$14,723,966

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Liabilities and Stockholders' Equity	2017	2016

Current liabilities:
Accounts payable	$739,740	$1,027,911
Accrued expenses	1,761,770	2,201,965
Notes payable	67,009	70,015
Current portion of long-term debt, less unamortized debt issuance costs	1,911,496	840,471
Liabilities associated with discontinued operations	76,083	177,990
Total current liabilities	4,556,098	4,318,352

Deferred gain on sale and leaseback of property	—	91,603
Long-term debt, less current portion and unamortized debt issuance costs	5,705,669	6,580,851
Other long-term liability	320,000	320,000
Total liabilities	10,581,767	11,310,806

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized
Series A convertible preferred stock, 95,500 shares issued and outstanding, liquidation value of $14,831,820 and $14,079,629 at
September 30, 2017 and December 31, 2016, respectively	8,802,000	8,802,000
Series A exchangeable preferred stock, 54,500 shares issued and outstanding, liquidation value of $8,464,232 and $8,034,971 at
September 30, 2017 and December 31, 2016, respectively	5,135,640	5,135,640
Common stock, $.004 par value per share, 60,000,000 shares authorized,
28,316,697 and 27,428,752 shares issued at September 30, 2017 and
December 31, 2016, respectively, including shares held in treasury	113,267	109,715
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	31,781,471	30,557,093
Accumulated deficit	(41,950,405)	(41,089,808)
Total stockholders' equity	3,780,493	3,413,160

Total liabilities and stockholders' equity	$14,362,260	$14,723,966

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net sales from continuing operations	$4,526,251	$4,960,752	$13,641,661	$14,077,333

Cost of sales	1,882,406	2,305,911	6,137,498	6,450,609
Gross profit	2,643,845	2,654,841	7,504,163	7,626,724

Operating expenses:
Research and development	803,804	813,889	2,448,740	2,549,731
Selling, general and administrative	3,133,200	3,193,183	10,210,614	10,052,049
Total operating expenses	3,937,004	4,007,072	12,659,354	12,601,780

Operating loss	(1,293,159)	(1,352,231)	(5,155,191)	(4,975,056)

Interest expense	274,799	264,082	799,443	785,444
Other income	(124)	(26,699)	(387)	(33,573)
Loss from continuing operations before income taxes	(1,567,834)	(1,589,614)	(5,954,247)	(5,726,927)
Income tax benefit	(1,629,744)	(84,124)	(1,782,777)	(1,442,759)
Income (loss) from continuing operations	61,910	(1,505,490)	(4,171,470)	(4,284,168)
Discontinued operations:
Income from discontinued operations	268,158	240,355	705,396	1,180,075
Gain on sale of discontinued operations	4,388,254	—	4,388,254	2,942,095
Income tax expense	1,629,744	84,124	1,782,777	1,442,759
Income from discontinued operations	3,026,668	156,231	3,310,873	2,679,411
Net income (loss)	3,088,578	(1,349,259)	(860,597)	(1,604,757)
Preferred stock dividend accretion	400,669	373,807	1,181,453	1,102,245
Net income (loss) applicable to common stockholders	$2,687,909	$(1,723,066)	$(2,042,050)	$(2,707,002)

Loss per common share from continuing operations:
Basic and diluted	$(0.01)	$(0.07)	$(0.20)	$(0.20)

Income per common share from discontinued operations:
Basic and diluted	0.11	0.01	0.12	0.10

Per share basic and diluted net income (loss) applicable to common stockholders	$0.10	$(0.06)	$(0.07)	$(0.10)

Weighted-average number of common shares outstanding:
Basic and diluted	27,335,584	26,833,473	27,230,471	26,819,275

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2017
(Unaudited)

	Preferred Stock		Common Stock Issued		Common Stock Held in Treasury		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2016	150,000	$13,937,640	27,428,752	$109,715	86,000	$(101,480)	$30,557,093	$(41,089,808)	$3,413,160

Net loss								(860,597)	(860,597)

Common stock issued under stock purchase plan			14,455	58			18,836		18,894

Issuance of common stock to settle accrued liability			390,240	1,561			572,092		573,653

Restricted stock granted			483,250	1,933			(1,933)		—

Stock compensation							635,383		635,383

BALANCE, September 30, 2017	150,000	$13,937,640	28,316,697	$113,267	86,000	$(101,480)	$31,781,471	$(41,950,405)	$3,780,493

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(860,597)	$(1,604,757)
Income from discontinued operations	3,310,873	2,679,411
Loss from continuing operations	(4,171,470)	(4,284,168)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	769,037	753,526
Amortization of debt issuance costs and discounts	195,844	280,188
Deferred income taxes	(1,782,777)	(1,442,759)
Provision for doubtful accounts	286,567	—
Stock compensation	635,547	582,789
Impairment of capitalized costs	—	56,857
Amortization of gain on sale and leaseback of property	(91,603)	(100,978)
Changes in operating assets and liabilities:
Accounts receivable	343,229	(516,047)
Notes and other receivables	—	(315,361)
Inventories	(168,501)	284,854
Other current assets	565,304	(99,968)
Accounts payable and accrued expenses	(154,714)	(197,628)
Net cash used in operating activities of continuing operations	(3,573,537)	(4,998,695)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(527,513)	(1,024,647)
Proceeds from sale of discontinued operations	4,527,206	2,942,095
Additions to intangible assets	(52,264)	(70,560)
Net cash provided by investing activities of continuing operations	3,947,429	1,846,888

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	8,000,000
Repayment of long-term debt	—	(7,280,000)
Payment of final term loan fee	—	(218,000)
Deferred financing costs	—	(144,030)
Proceeds from line-of-credit	1,000,000	—
Repayment of line-of-credit	(1,000,000)	—
Repayments of notes payable	(157,716)	(171,197)
Proceeds from issuance of common stock	18,894	42,421
Net cash (used in) provided by financing activities of continuing operations	(138,822)	229,194

Net increase (decrease) in cash and cash equivalents from continuing operations	235,070	(2,922,613)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash provided by operating activities of discontinued operations	565,358	2,102,498
Net cash provided by discontinued operations	565,358	2,102,498

Net change in cash and cash equivalents	800,428	(820,115)

Cash and cash equivalents, beginning of period	5,488,706	7,528,292
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,289,134	$6,708,177

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$601,520	$443,428
Accrued liability settled with common stock	$573,653	$—
Insurance premiums funded with note payable	$154,710	$156,616
End-of-term fee payable to lenders	$—	$320,000
Warrants issued to lenders	$—	$92,906

See accompanying notes.

CAS Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2017

(1)      The Company

CAS Medical Systems, Inc. ("CASMED" or the "Company") is a medical technology company that develops, manufactures, and markets non-invasive patient monitoring products that are consistent with our vision: that no patient is harmed by undetected tissue hypoxia. Our principal products are the FORE-SIGHT ELITE® and FORE-SIGHT® brand tissue oximeters and sensors.  With a simple non-invasive sensor applied to the skin, these products alert clinicians to the oxygenation levels of a patient's brain or other body tissue during medical procedures to avoid harm caused by insufficient oxygen, or hypoxia.  The FORE-SIGHT product line accounts for 96% of our sales from continuing operations for the nine months ended September 30, 2017.  We also perform service repairs that are categorized as Service and Other.

Consistent with its strategy to focus on the tissue oximetry market opportunity, the Company has divested its non-strategic product lines.  Most recently, on July 25, 2017, the Company entered into an agreement pursuant to which it sold certain assets related to its non-invasive blood pressure ("NIBP") monitoring product line. With that divestiture, the Company has completed its multi-year transition from a lower-margin capital equipment business to a high-margin medical disposables business where sales of its disposable FORE-SIGHT sensors accounted for 88% of net sales from continuing operations for the nine months ended September 30, 2017.

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

The Company has reclassified certain product line assets which were sold in prior-year periods to discontinued operations – see Note (3) below.  Additionally, on July 25, 2017, the Company sold its NIBP product line.  Management has evaluated the criteria for reporting the discontinued operations under Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Accordingly, the consolidated financial statements for all periods reported reflect those results as discontinued, and all assets and liabilities related to the divested product lines and held as of September 30, 2017, and December 31, 2016, are stated as assets and liabilities associated with discontinued operations.

On June 30, 2016, the Company consummated a term loan agreement in the amount of $8,000,000 with two lenders, as further described in Note (5), which contains a 12-month interest-only period and a further six-month extension should the Company meet certain sales targets for the 12 months ended June 30, 2017. The Company has exceeded those targets. The Company's credit facility, as amended, includes a revolving loan agreement with a maximum borrowing level of $2,500,000. There was no outstanding balance under the revolving loan as of September 30, 2017.

As of September 30, 2017, the Company had cash and cash equivalents plus available borrowings under its revolving loan with its lender totaling $8,283,000. On July 25, 2017, the Company received $4,500,000 of cash proceeds pursuant to the agreement referred to in Note (3) below. The Company intends to use the proceeds from the transaction for general working capital purposes. Management believes its funds as of this date are sufficient to support the Company's operations through at least November 15, 2018. The Company expects to continue to use cash from operations during these periods. The Company may seek changes in its debt instruments, reductions in planned operating expenses, and/or may seek to raise additional capital to support its operations should the need arise.  Management believes that it can execute on one or more of these initiatives or obtain additional financing; however, there can be no assurance that such actions can be consummated or additional financing be obtained on acceptable terms or at all.

(3)      Discontinued Operations

On July 25, 2017, the Company entered into an agreement pursuant to which it sold assets related to its NIBP technology product line in exchange for $4,500,000 in cash at closing and an additional payment for the purchase of inventory following a short transition services period, which concluded during September 2017.  The final inventory purchased by the buyer was $86,000.  The agreement also provides for an earn-out payment not to exceed $2,000,000 following a 24-month period ending June 30, 2019.

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

On October 26, 2015, the Company entered into an agreement pursuant to which it sold assets related to its 740 SELECT® vital signs monitoring product line in exchange for $220,000 in cash at closing and a one-year, interest-bearing promissory note in the principal amount of $329,967.  The promissory note was paid in full as of December 31, 2016.  The agreement also provides for royalty payments to the Company for sales of 740 SELECT products during the three-year period following the closing.

The following table includes those assets and liabilities associated with discontinued operations in the consolidated balance sheets as of the periods below:

	September 30,	December 31,
	2017	2016

Accounts receivable	$568,015	$449,198
Non-trade receivable	57,981	—
Inventories	—	221,804
Property and equipment, net	—	1,082
Intangible assets	—	2,935
Total assets associated with
discontinued operations	$625,996	$675,019

Accounts payable	$1,083	$69,720
Accrued expenses	75,000	108,270
Total liabilities associated with
discontinued operations	$76,083	$177,990

The following table represents the financial results of the discontinued operations for the three and nine months ended September 30th:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net sales	$862,363	$819,251	$2,147,741	$3,463,584
Cost of sales	622,847	538,273	1,380,088	2,129,895
Gross profit	239,516	280,978	767,653	1,333,689
Operating expenses	(28,642)	40,623	62,257	153,614
Income from discontinued operations before income taxes	268,158	240,355	705,396	1,180,075
Gain on sale of discontinued operations	4,388,254	—	4,388,254	2,942,095
Income tax expense	1,629,744	84,124	1,782,777	1,442,759
Income from discontinued operations	$3,026,668	$156,231	$3,310,873	$2,679,411

(4)      Inventories, Property and Equipment, and Intangible and Other Assets

Inventories consist of:

	September 30,	December 31,
	2017	2016

Raw materials	$898,164	$839,694
Work-in-process	4,393	23,252
Finished goods	639,808	510,918
Total	$1,542,365	$1,373,864

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from two to five years for machinery and equipment.  Leasehold improvements are amortized over the life of the improvement or the lease term, whichever is shorter.  Maintenance and repairs are charged to expense when incurred.  Property and equipment includes FORE-SIGHT cerebral oximetry monitors primarily located at customer sites within the United States.  Such equipment, categorized as "Equipment at Customers", is typically held under a no-cost program whereby customers purchase disposable sensors for use with the Company's FORE-SIGHT equipment.  Under this program, the Company retains title to the monitors shipped to its customers and amortizes the monitors using the straight-line method over five years.

Intangible assets consist of patents issued, patents pending, trademarks, and purchased technology which are recorded at cost. Patents are amortized on a straight-line basis over 20 years. Capitalized costs are amortized over their estimated useful lives.

Intangible and other assets consist of the following:

	September 30,	December 31,
	2017	2016

Patents, trademarks and other assets	$718,630	$651,631
Patents pending	323,902	335,702
	1,042,532	987,333
Accumulated amortization	(228,003)	(199,297)
Total	$814,529	$788,036

Amortization expense of intangible and other assets for the nine months ended September 30, 2017, was $28,706. Estimated amortization expense for the calendar year 2017 is $38,492.  Expected amortization expense of intangible and other assets for the next five calendar years and thereafter follows:

2018	$35,500
2019	31,500
2020	31,000
2021	30,700
2022	30,000
Thereafter	575,800
$734,500

The Company reviews its intangibles and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the carrying amounts of its remaining long-lived assets are fully recoverable.

(5)      Financing Arrangements

Debt Agreements

On June 30, 2016, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Solar Capital Ltd. and Western Alliance Bank (collectively, the "Lenders").  Pursuant to the Loan Agreement, the Lenders have provided the Company with a 48-month secured term loan in the amount of $8,000,000 (the "Term Loan") and a Revolving Loan in the maximum amount of $2,500,000 (the "Revolver").  The Revolver, as amended, expires on July 1, 2019, and the Term Loan matures on July 1, 2020.  The obligations under the Loan Agreement are secured by a lien on substantially all assets of the Company.

The Term Loan bears interest at a floating rate equal to 8.75% plus the 30-day LIBOR rate (9.99% as of September 30, 2017).  Under the Term Loan, 30 equal payments of $266,667 are scheduled to commence on February 1, 2018, with one final payment in an amount equal to the remaining principal balance on the final maturity date.  Principal payments under the Term Loan have been deferred an additional six months, until February 1, 2018, as the Company has reached a specified product line sales target for the 12 months ended June 30, 2017.

The Loan Agreement was amended on November 3, 2017, extending the maturity date of the Revolver to July 1, 2019 from July 1, 2018. The amendment also modifies the rate on the unused facility fee of the Revolver from 0.3% to 1.0%.

Revolver advances will bear interest at a floating rate equal to 2.5% plus the higher of 3.5% per annum or a specified prime rate (6.75% as of September 30, 2017).  Maximum borrowings under the Revolver are based upon the Company's eligible accounts receivable as defined in the Loan Agreement. There was no outstanding balance under the Revolver as of September 30, 2017, and the amount available for borrowing at that date was $1,994,000, according to the borrowing formula contained with the Loan Agreement and subject to other terms and conditions.

The Company has the right to prepay the loans under the Loan Agreement in full at any time; however, if the Term Loan is prepaid prior to maturity, an additional fee of 1% of the Term Loan amount is due.  Amounts prepaid under the Term Loan may not be re-borrowed.  Upon repayment of the Term Loan at any time, the Lenders are entitled to an additional fee equal to 4% of the Term Loan amount.

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity based on a formula.  Management believes the Company was in compliance with all covenants as of September 30, 2017.

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

The outstanding balance of the Company's term loan is stated for the following periods:

	September 30, 2017			December 31, 2016

	Principal	Unamortized Debt Issuance Costs and Discounts	Debt, Net	Principal	Unamortized Debt Issuance Costs and Discounts	Debt, Net

Balance of term loan	$8,000,000	$382,835	$7,617,165	$8,000,000	$578,678	$7,421,322
Less current portion	2,133,333	221,837	1,911,496	1,111,111	270,640	840,471
Long-term portion	$5,866,667	$160,998	$5,705,669	$6,888,889	$308,038	$6,580,851

The Company incurred debt issuance costs and discounts of $556,936 associated with the Loan Agreement, including $320,000 of accrued fees payable upon repayment of the prior term loan, $92,906 pertaining to the Warrants, and other legal and brokerage costs. Unamortized debt issuance costs of $104,246 at June 30, 2016, pertaining to the Company's prior revolving credit agreement with Solar, were recorded as interest expense corresponding with the termination of that agreement. The remaining $165,514 of unamortized debt issuance costs and discounts together with the $556,936 of new deferred costs, aggregating $722,450, will be amortized through July 1, 2019 and June 30, 2020, the maturity dates of the Revolver and Term Loan, respectively.  As a result of the debt issuance costs, the effective rate of the Term Loan was 13.0% at September 30, 2017.

(6)      Income (Loss) per Common Share Applicable to Common Stockholders

Basic loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if common stock equivalents, such as unvested restricted common shares, outstanding warrants and options, or convertible preferred stock, were exercised or converted into common stock.  Therefore, for each period for which a loss is reported, diluted loss per share is equal to basic loss per share because the effect of including such common stock equivalents or other securities would have been anti-dilutive.  Although the Company generated net income applicable to common stockholders for the three months ended September 30, 2017, the Company incurred a loss from continuing operations for the same period.  As such, the Company has excluded potentially dilutive shares from the calculation of income per common share applicable to common stockholders.

At September 30, 2017, stock options and warrants to purchase 3,252,000 and 318,125 shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. On an as-converted basis, 9,751,382 shares of common stock pertaining to the private placement of 150,000 shares of Series A Preferred Stock were also excluded as they would have been anti-dilutive.

(7)      Stock Compensation Expense and Share-based Payment Plans

Stock compensation expense was $209,608 and $190,493 and $635,383 and $583,763 for the three- and nine-month periods ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,422,000.  Such amount, net of estimated forfeitures, will be recognized in operations through the third quarter of 2021.

The following table summarizes the Company's stock option information as of and for the nine-month period ended September 30, 2017:

		Weighted-	Aggregate	Weighted-Average
	Option	Average	Intrinsic	Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years

Outstanding at December 31, 2016	3,229,500	$1.97	$82,250	6.3
Granted	115,000	1.34
Cancelled or expired	(92,500)	1.80
Exercised	—	—	—
Outstanding at September 30, 2017	3,252,000	1.95	—	5.7
Exercisable at September 30, 2017	2,381,625	$2.08	$—	4.9
Vested and expected to vest at
September 30, 2017	3,225,893	$1.96	$—	5.7

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock, as of the applicable date, exceeds the option exercise price.

The exercise period for all outstanding stock options may not exceed ten years from the date of grant. Stock options granted to employees typically vest over a four-year period. The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

On June 22, 2016, the Company's stockholders approved an amendment to the CAS Medical Systems, Inc. 2011 Equity Incentive Plan (the "Plan") which increased the maximum number of shares that can be issued under the Plan by 1,500,000 to 4,500,000. Awards that may be granted under the Plan include options, restricted stock and restricted stock units, and other stock-based awards. In addition, the sublimit of awards of restricted stock and restricted stock units was increased from 500,000 to 1,250,000. The purposes of the Plan are to make available to our key employees and directors certain compensatory arrangements related to growth in value of our stock so as to generate an increased incentive to contribute to the Company's financial success and prosperity; to enhance the Company's ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company's financial growth and profitability; and to align, in general, the interests of employees and directors with the interests of our stockholders. As of September 30, 2017, there remained 741,595 total shares available for issuance under the Plan, including a sublimit of 305,286 shares available for restricted stock and restricted stock units.

On January 9, 2017, members of the management team were granted 413,250 shares of restricted common stock which vest 25% per year on each anniversary of the grant date, and 75,000 restricted common shares were granted to outside members of the Board of Directors, which vest 50% per year on each anniversary of the grant date.

During 2017, the Company granted non-qualified stock options to employees to purchase 115,000 shares of common stock at a weighted-average exercise price of $1.34. The stock options were granted at exercise prices based upon the Nasdaq official closing price on the date of each grant.  The fair values of the options were estimated on the grant dates using the Black-Scholes option pricing model.  Similar to other option pricing models, the Black-Scholes model requires the input of highly subjective assumptions which may materially affect the estimated fair value of the Company's stock options.  The fair value of the stock options granted was $0.72 and assumed a weighted-average expected stock volatility of 54.9%, a weighted-average expected option term of 6.25 years, an average risk-free interest rate of 2.09%, and a 0.0% dividend yield. The risk-free interest rate approximated U.S. Treasury yields in effect at the time of the grant. The expected life of the stock option was determined using historical data adjusted for the estimated exercise dates of unexercised options.  Volatility was determined using both current and historical implied volatilities of the underlying stock which are obtained from public data sources.

As of September 30, 2017, there were 894,250 outstanding restricted shares at a weighted-average fair value of $1.70 per share.  Included in this total are 150,000 shares of restricted common stock issued to the Company's Chief Executive Officer during August 2010.  The vesting of these shares granted to the Company's CEO is based upon certain stock price performance criteria that has not yet been met. The fair value of the outstanding restricted common shares has been calculated based upon the market value of the common stock as of the date of issuance. Restricted stock granted to employees typically vests over a period of not less than three years, while restricted stock granted to outside members of the Board of Directors typically vests over a period of not more than two years from date of grant.

A summary of the unvested restricted shares of common stock outstanding follows:

	Nine Months	Weighted-Average
	Ended	Grant Date
	September 30, 2017	Fair-Value

Outstanding at beginning of period	418,500	$1.80
Granted	488,250	1.62
Cancelled	(5,000)	1.62
Vested	(7,500)	1.62
Outstanding at end of period	894,250	$1.70

On July 31, 2017, a warrant granted to a former lender to purchase 133,000 shares of common stock expired.  Warrants to purchase 318,125 shares of common stock at a weighted-average exercise price of $1.57 per share were outstanding as of September 30, 2017. The warrants have an exercise price range of $0.38 to $1.98 per share, and warrants underlying 109,000 shares of common stock have no expiration date.

On March 10, 2017, members of the management team, in lieu of cash payments, were granted 390,240 shares of vested common stock in connection with the achievement of certain 2016 management incentive targets. The shares were valued at $1.47 each, based upon the Nasdaq official closing price of the Company's common stock on the date of issuance.

(8)      Preferred Stock

As of September 30, 2017, 95,500 shares of Series A Convertible Preferred Stock and 54,500 shares of Series A Exchangeable Preferred Stock,  issued in connection with a 2011 private placement (collectively, the "Preferred Stock"), are outstanding. The Preferred Stock has a par value $0.001 per share and is convertible into common stock of the Company at a price of $2.389 per share. The Company can force conversion of all of the outstanding Preferred Stock if the closing price of its common stock meets certain share price, trading volume requirements, and other conditions. The stated value ($100 per share) of the Series A Preferred Stock accretes at an annual rate of 7% compounded quarterly.  While such accretion may be paid in cash at the Company's option, the Company's current loan agreement prohibits the payment of cash dividends.  As of September 30, 2017, dividend accretion of $8,296,053 had accumulated on the Preferred Stock. The Preferred Stock is entitled to a liquidation preference equal to the greater of 100% of the total accreted value for each share of Preferred Stock, outstanding on the date of a liquidation, plus all accrued and unpaid dividends, or the amount a holder would have been entitled to had the holder converted the shares of Preferred Stock into common stock immediately prior to the liquidation.  Accordingly, based upon the liquidation value of the Preferred Stock at September 30, 2017, there were 9,751,382 shares of common stock issuable upon conversion of the Preferred Stock. The Preferred Stock votes together with the common stock as if converted on the original date of issuance.  Holders of Preferred Stock are entitled to purchase their pro rata share of additional stock issuances in certain future financings.

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

With the divestiture of the Company's last legacy product line on July 25, 2017, CASMED can now focus singularly on its FORE-SIGHT Tissue oximetry line of products.  Along with a recently expanded and upgraded U.S. direct sales force, we believe the Company is well-positioned to capitalize on the market for tissue oximetry as the U.S. sales force continues to gain tenure.  While the third-quarter decline in FORE-SIGHT sales over the prior-year quarter is inconsistent with our prior FORE-SIGHT growth rate, we believe the decline is a product of a few unique account losses in late-2016 and early-2017; the discontinuity and disruption of a broad sales force transition, whereby the majority of the U.S. field sales organization had fewer than 12 months of tenure at the start of the third quarter; and a softness in international sales, compared to a strong prior-year period.  As CASMED continues to execute on its sales plans and these factors mitigate, we expect to return to growth in the coming quarters.

Results of Operations

The following table provides information with respect to net sales by major category for the three months ended September 30th:

Total Net Sales from Continuing Operations ($000's)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	September 30, 2017	September 30, 2016	(Decrease)	Change

Tissue Oximetry:
Sensors	$3,902	$4,068	$(166)	(4%)
Monitors and Accessories	473	720	(247)	(34%)
	4,375	4,788	(413)	(9%)

Service and Other	151	173	(22)	(13%)
	$4,526	$4,961	$(435)	(9%)

Domestic Sales	$3,971	$3,913	$58	1%
International Sales	555	1,048	(493)	(47%)
	$4,526	$4,961	$(435)	(9%)

Total sales from continuing operations were $4,526,000 for the three months ended September 30, 2017, a decrease of $435,000, or 9%, from sales of $4,961,000 for the same three months of the prior year.  Worldwide tissue oximetry product sales of $4,375,000 for the three months ended September 30, 2017, were $413,000, or 9%, below the $4,788,000 reported for the same period in the prior year.  Service and other sales were $151,000 for the three months ended September 30, 2017, compared to $173,000 for the same prior-year period.

Worldwide sensor sales decreased 4%, or $166,000, to $3,902,000, and monitor sales decreased $247,000, or 34%, to $473,000 for the three months ended September 30, 2017, compared to the same period of the prior year.  The Company shipped a net of 73 FORE-SIGHT monitors to customers in the third quarter, bringing the Company's worldwide net cumulative shipments of oximetry monitors, as of September 30, 2017, to 2,279 units, an increase of 14% above the net cumulative shipments of 2,000 units as of September 30, 2016, including the U.S. installed base which expanded to 1,238, a 15% increase over the base at September 30, 2016.

Sales of all products to U.S. customers accounted for $3,971,000, or 88%, of the total sales reported for the three months ended September 30, 2017, an increase of $58,000, or 1%, from the $3,913,000 of U.S. sales reported for the three months ended September 30, 2016.  U.S. tissue oximetry product sales increased 2%, or $81,000, to $3,844,000, due to an increase of $104,000 in monitor sales, which were partially offset by a $22,000, or 1%, decrease in disposable sensor sales.

International sales of all products accounted for $555,000, or 12%, of the total sales reported for the three months ended September 30, 2017, a decrease of $493,000, or 47%, from the $1,048,000 reported for the same period of the prior year. The decrease was primarily caused by $351,000 of lower sales of tissue oximetry monitors and $143,000 of lower sensor sales.

The following table provides information with respect to revenues by major category for the nine months ended September 30th:

Total Net Sales from Continuing Operations ($000's)

	Nine Months	Nine Months
	Ended	Ended	Increase /	%
	September 30, 2017	September 30, 2016	(Decrease)	Change

Tissue Oximetry:
Sensors	$12,045	$11,853	$192	2%
Monitors and Accessories	1,062	1,695	(633)	(37%)
	13,107	13,548	(441)	(3%)

Service and Other	535	529	6	1%
	$13,642	$14,077	$(435)	(3%)

Domestic Sales	$11,654	$11,513	$141	1%
International Sales	1,988	2,564	(576)	(22%)
	$13,642	$14,077	$(435)	(3%)

Tissue oximetry product sales of $13,107,000 for the nine months ended September 30, 2017, were $441,000, or 3% below the $13,548,000 reported for the same period in the prior year. Service and other sales were $535,000 for the nine months ended September 30, 2017, a 1% or $6,000 increase over the same period of the prior year.

Worldwide tissue oximetry sensor sales were $12,045,000, an increase of $192,000, or 2%, over the first nine months of 2016.  U.S. disposable sensor sales accounted were responsible for the entire increase.   Worldwide monitor sales were $1,062,000 for the nine months ended September 30, 2017, a decrease of $633,000, or 37%, from the $1,695,000 of worldwide monitor sales for the prior-year period primarily due to declines in international oximetry monitor sales.

Sales of all products to the U.S. market accounted for $11,654,000, or 85%, of the total sales of $13,642,000 reported for the nine months ended September 30, 2017, an increase of $141,000, or 1%, over the $11,513,000 of U.S. sales reported for the nine months ended September 30, 2016.  U.S. tissue oximetry sales accounted for $11,209,000, or 96%, of the total U.S. sales and increased $130,000, or 1%, over the prior-year period. U.S. service and other sales accounted for the remaining $445,000 of sales this period, and increased $11,000 over the prior nine-month period. Disposable sensor sales accounted for $10,497,000, or 90%, of the total U.S. tissue oximetry sales of $11,209,000 for the nine months ended September 30, 2017, reflecting an increase of $194,000, or 2%, of the prior nine-month period of $10,303,000. Those sensor sales were slightly offset by decreases of $64,000 in U.S. monitor sales.

International sales of all products accounted for $1,988,000, or 15%, of the total sales reported for the nine months ended September 30, 2017, a decrease of $576,000, or 22%, from the $2,564,000 reported for the same period of the prior year. Tissue oximetry sales accounted for $1,898,000, or 95%, of the total international sales and decreased $571,000, or 23%, from the prior nine-month period.  Tissue oximetry monitor sales were responsible for the decrease in total international oximetry sales as disposable sensor sales were essentially unchanged from the prior-year period.  Service and other sales accounted for the remaining $90,000 of international sales and decreased $5,000 from the prior nine-month period.

Gross profit was $2,644,000, or 58.4% of sales, for the three months ended September 30, 2017, compared to $2,655,000, or 53.5% of sales, for the three months ended September 30, 2016. Gross profit was $7,504,000, or 55.0% of sales, for the nine months ended September 30, 2017, compared to $7,627,000, or 54.2% of sales, for the same period of the prior year. The improvement in gross profit margin, particularly in the three months ended September 30, 2017, was related to lower disposable sensor costs, lower manufacturing and service repair overhead, and lower manufacturing variances.  Management continues to focus its efforts on reducing costs and improving efficiencies as its divestitures of non-strategic product lines have been completed.

Operating expenses for the three months ended September 30, 2017, decreased $70,000, or 2%, to $3,937,000, from $4,007,000 for the three months ended September 30, 2016.  Decreases in research and development ("R&D") and general and administrative ("G&A") costs were partially offset by increases in selling expenses. Operating expenses for the first nine months of 2017 increased $57,000 to $12,659,000 from $12,602,000 for the same period of the prior year.  Increases in sales, general, and administrative ("S,G&A") expenses were partially offset by lower R&D spending.

R&D expenses decreased $10,000, or 1%, for the three months ended September 30, 2017, to $804,000, from $814,000 for the three months ended September 30, 2016, primarily as a result of decreased project-related costs.  R&D expenses decreased $101,000, or 4%, to $2,449,000 for the nine months ended September 30, 2017, compared to $2,550,000 for the same period of the prior year, due to lower clinical evaluation costs and salaries and related fringe benefits partially offset by increased project development expenses.

S,G&A expenses of $3,133,000 for the three months ended September 30, 2017, were $60,000 less than the $3,193,000 of S,G&A expenses incurred for the same period of the prior year. Lower G&A expenses, including outside professional services and incentive costs, were partially offset by an unfavorable comparative effect of a medical device excise tax refund received in 2016.  Selling expenses also increased slightly over the prior-year period due to increased salaries and related benefits and travel and entertainment.  S,G&A expenses for the nine months ended September 30, 2017, were $10,211,000, compared to $10,052,000 for the nine months ended September 30, 2016, an increase of $159,000, or 2%. The increase was caused by higher selling expenses, including salaries and related benefits and increased sales support costs, partially offset by lower sales commissions and reduced marketing expenditures.

Interest expense of $275,000 and $799,000 for the three- and nine-month periods ended September 30, 2017, reflected the borrowing costs associated with the Company's bank loans, including interest and amortization of debt issuance costs. Interest expense for the three months ended September 30, 2016, included charges related to the refinancing of the Company's bank loan agreements.

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

Financial Condition, Liquidity and Capital Resources

As of September 30, 2017, the Company's cash and cash equivalents totaled $6,289,000, compared to $5,489,000 as of December 31, 2016. Working capital decreased $414,000 to $6,643,000 as of September 30, 2017, from $7,057,000 as of December 31, 2016.  The net proceeds of $4,388,000 from the sale of the Company's NIBP product line on July 25, 2017, provided additional working capital.

Cash used in operating activities of continuing operations for the nine months ended September 30, 2017, was $3,574,000, compared to cash used in operating activities of continuing operations of $4,999,000 for the same period in the prior year.  The decrease in cash used from operations of $1,425,000 resulted from favorable working capital changes, including accounts, notes, and other receivables and other current assets.

Cash provided by investing activities of continuing operations was $3,947,000 for the nine months ended September 30, 2017, compared to cash provided by investing activities of continuing operations of $1,847,000 for the same period in the prior year. The nine months ended September 30, 2017, includes $4,527,000 of proceeds from the sales of discontinued operations which is primarily the result of the $4,500,000 of proceeds from the July 2017 divestiture. The prior-year proceeds of $2,942,000 were associated with the Company's divestiture of its neonatal intensive care disposables product line. Expenditures for property and equipment were also significantly lower for the first nine months of 2017, reflecting lower requirements for customer FORE-SIGHT monitor placements.

Cash used in financing activities of continuing operations was $139,000 for the nine months ended September 30, 2017, primarily associated with repayments of insurance notes payable.  Cash provided by financing activities of $229,000 for the nine months ended September 30, 2016, largely reflects the Company's refinancing of its bank loans partially offset by repayments of insurance notes payable.

On June 30, 2016, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Solar Capital Ltd. and Western Alliance Bank (collectively, the "Lenders").  Pursuant to the Loan Agreement, the Lenders provided the Company with a 48-month secured term loan in the amount of $8,000,000 (the "Term Loan") and a revolving loan in the maximum amount of $2,500,000 (the "Revolver").  The Revolver, as amended, expires on July 1, 2019, and the Term Loan matures on July 1, 2020.  The obligations under the Loan Agreement are secured by a lien on substantially all assets of the Company.

The Term Loan bears interest at a floating rate equal to 8.75% plus the 30-day LIBOR rate (9.99% as of September 30, 2017). Principal payments under the Term Loan have been deferred until February 1, 2018, as the Company has reached a specified product line sales target for the 12 months ended June 30, 2017.  Under the Term Loan, 30 equal payments of $266,667 are scheduled to commence on February 1, 2018, with one final payment in an amount equal to the remaining principal balance on the final maturity date.

The Loan Agreement was amended on November 3, 2017, extending the maturity date of the Revolver to July 1, 2019 from July 1, 2018. The amendment also modifies the rate on the unused facility fee of the Revolver from 0.3% to 1.0%.

Revolver advances will bear interest at a floating rate equal to 2.5% plus the higher of 3.5% per annum or a specified prime rate (6.75% as of September 30, 2017).  Maximum borrowings under the Revolver are based upon the Company's eligible accounts receivable as defined in the Loan Agreement. The amount available for borrowing at September 30, 2017, was $1,994,000, according to the borrowing formula contained with the Loan Agreement and subject to other terms and conditions.

The Company has the right to prepay the loans under the Loan Agreement in full at any time; however, if the Term Loan is prepaid prior to maturity, an additional fee of 1% of the Term Loan amount is due.  Amounts prepaid under the Term Loan may not be re-borrowed.  Upon repayment of the Term Loan at any time, the Lenders are entitled to an additional fee equal to 4% of the Term Loan amount.

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains a financial covenant requiring the Company to maintain a continuing level of cash plus available borrowing capacity based on a formula.  Management believes the Company was in compliance with all covenants as of September 30, 2017.

The Company has financed various insurance premiums with notes payable. The balance of $67,000 at September 30, 2017, will be repaid by December 2017.

As of September 30, 2017, the Company had cash and cash equivalents plus available borrowings under its revolving loan totaling $8,283,000.  As such, management believes its cash balances and available borrowings are sufficient to support operations through at least November 15, 2018.  The Company expects to continue to require cash for its operations during this period and may seek changes in its debt instruments, reductions in planned operating expenses, and/or may pursue additional capital to support its operations should the need arise.  Management believes that it can execute on one or more of these initiatives or obtain additional financing; however, there can be no assurance that such actions can be consummated or additional financing be obtained on acceptable terms or at all.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of financial condition and results of operations are based on the consolidated financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company's critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company's critical accounting policies and estimates, see Item 7 and Note (2) of the financial statements included in the Company's Form 10-K for the year ended December 31, 2016.  There were no significant changes in critical accounting policies and estimates during the nine months ended September 30, 2017.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2017. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2, and 32.1 to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 6.   EXHIBITS

10.1	First Amendment to Loan and Security Agreement dated November 3, 2017

31.1	Certification pursuant to Rule 13a-14(a) of Thomas M. Patton, President and Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) of Jeffery A. Baird, Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350 of Periodic Financial Report of Thomas M. Patton, President and Chief Executive Officer, and Jeffery A. Baird, Chief Financial Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: November 9, 2017
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: November 9, 2017
By: Jeffery A. Baird
Chief Financial Officer