Form 10-Q
period 2018-03-31
CAS MEDICAL SYSTEMS INC
filed 2018-05-10
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10‑Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value   28,709,673 shares as of May 8, 2018.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
Assets	2018	2017

Current assets:
Cash and cash equivalents	$4,761,708	$5,652,996
Accounts receivable, net	2,705,204	2,918,950
Inventories	927,253	1,076,261
Other current assets	332,649	353,079
Total current assets	8,726,814	10,001,286

Property and equipment:
Leasehold improvements	151,377	151,377
Equipment at customers	3,652,556	3,506,386
Machinery and equipment	4,651,508	4,593,473
	8,455,441	8,251,236
Accumulated depreciation and amortization	(6,321,261)	(6,080,350)
Property and equipment, net	2,134,180	2,170,886

Intangible and other assets, net	796,663	802,391

Total assets	$11,657,657	$12,974,563

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
Liabilities and Stockholders' Equity	2018	2017

Current liabilities:
Accounts payable	$852,368	$691,596
Accrued expenses	1,748,204	1,651,873
Notes payable	57,754	86,079
Current portion of long-term debt, less unamortized debt issuance costs	3,018,713	2,733,831
Liabilities associated with discontinued operations	—	35,000
Total current liabilities	5,677,039	5,198,379

Long-term debt, less current portion and unamortized debt issuance costs	4,183,415	4,943,195
Other long-term liability	320,000	320,000
Total liabilities	10,180,454	10,461,574

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized
Series A convertible preferred stock, 95,500 shares issued and outstanding, liquidation value of $15,355,476 and $15,091,377 at
March 31, 2018 and December 31, 2017, respectively	8,802,000	8,802,000
Series A exchangeable preferred stock, 54,500 shares issued and outstanding, liquidation value of $8,763,073 and $8,612,356 at
March 31, 2018 and December 31, 2017, respectively	5,135,640	5,135,640
Common stock, $.004 par value per share, 60,000,000 shares authorized,
28,795,673 and 28,621,697 shares issued at March 31, 2018 and
December 31, 2017, respectively, including shares held in treasury	115,183	114,487
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	32,370,572	31,989,207
Accumulated deficit	(44,844,712)	(43,426,865)
Total stockholders' equity	1,477,203	2,512,989

Total liabilities and stockholders' equity	$11,657,657	$12,974,563

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net sales from continuing operations	$5,444,459	$4,543,378

Cost of sales	2,357,721	2,061,260
Gross profit	3,086,738	2,482,118

Operating expenses:
Research and development	801,638	786,577
Selling, general and administrative	3,431,431	3,574,267
Total operating expenses	4,233,069	4,360,844

Operating loss	(1,146,331)	(1,878,726)

Interest expense, net	271,516	259,552
Loss from continuing operations before income taxes	(1,417,847)	(2,138,278)
Income tax benefit	—	(103,172)
Loss from continuing operations	(1,417,847)	(2,035,106)
Discontinued operations:
Income from discontinued operations before income taxes	—	294,778
Income tax expense	—	103,172
Income from discontinued operations	—	191,606
Net loss	(1,417,847)	(1,843,500)
Preferred stock dividend accretion	414,815	387,006
Net loss applicable to common stockholders	$(1,832,662)	$(2,230,506)

Loss per common share from continuing operations:
Basic and diluted	$(0.07)	$(0.09)

Income per common share from discontinued operations:
Basic and diluted	—	0.01

Per share basic and diluted net loss applicable to common stockholders	$(0.07)	$(0.08)

Weighted-average number of common shares outstanding:
Basic and diluted	27,611,787	27,025,999

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2018
(Unaudited)

	Preferred Stock		Common Stock Issued		Common Stock Held in Treasury		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2017	150,000	$13,937,640	28,621,697	$114,487	86,000	$(101,480)	$31,989,207	$(43,426,865)	$2,512,989

Net loss								(1,417,847)	(1,417,847)

Common stock issued under stock purchase plan			11,891	48			8,276		8,324

Issuance of common stock to settle accrued liability			162,085	648			177,645		178,293

Stock compensation							195,444		195,444
BALANCE, March 31, 2018	150,000	$13,937,640	28,795,673	$115,183	86,000	$(101,480)	$32,370,572	$(44,844,712)	$1,477,203

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(1,417,847)	$(1,843,500)
Income from discontinued operations	—	191,606
Loss from continuing operations	(1,417,847)	(2,035,106)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	259,987	251,729
Amortization of debt issuance costs and discounts	58,436	68,290
Deferred income taxes	—	(103,172)
Provision for doubtful accounts	—	311,567
Stock compensation	195,444	215,348
Amortization of gain on sale and leaseback of property	—	(33,659)
Changes in operating assets and liabilities:
Accounts receivable	213,746	114,709
Inventories	149,008	(83,359)
Other current assets	20,429	287,161
Accounts payable and accrued expenses	435,397	230,066
Net cash used in operating activities of continuing operations	(85,400)	(776,426)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(212,833)	(185,588)
Proceeds from sale of discontinued operations	—	121,818
Additions to intangible assets	(4,720)	(19,180)
Net cash used in investing activities of continuing operations	(217,553)	(82,950)

FINANCING ACTIVITIES:
Repayment of long-term debt	(533,334)	—
Repayments of notes payable	(28,325)	(26,010)
Proceeds from issuance of common stock	8,324	11,682
Net cash used in financing activities of continuing operations	(553,335)	(14,328)

Net decrease in cash and cash equivalents from continuing operations	(856,288)	(873,704)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash (used in) provided by operating activities of discontinued operations	(35,000)	47,895
Net cash (used in) provided by discontinued operations	(35,000)	47,895

Net change in cash and cash equivalents	(891,288)	(825,809)

Cash and cash equivalents, beginning of period	5,652,996	5,488,706
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,761,708	$4,662,897

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$210,031	$190,197
Accrued liability settled with common stock	$178,293	$573,653

See accompanying notes.

CAS Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2018

(1)      The Company

CAS Medical Systems, Inc. ("CASMED" or the "Company") is a medical technology company that develops, manufactures, and markets non-invasive patient monitoring products that are consistent with our vision: That no patient is harmed by undetected tissue hypoxia. Our principal products are the FORE-SIGHT ELITE® and FORE-SIGHT® brand tissue oximeters and sensors.  With a simple non-invasive sensor applied to the skin, these products alert clinicians to the oxygenation levels of a patient's brain or other body tissue during medical procedures to avoid harm caused by insufficient oxygen, or hypoxia.  The FORE-SIGHT product line accounted for 98% of our sales from continuing operations for the three months ended March 31, 2018.  We also perform service repairs that are categorized as Service and Other.

Consistent with its strategy to focus on the tissue oximetry market opportunity, the Company has divested its non-strategic product lines.  With the July 2017 divestiture of its final legacy product line related to non-invasive blood pressure monitoring ("NIBP"), the Company completed its multi-year transition from a lower-margin capital equipment business to a high-margin medical disposables business.  FORE-SIGHT disposable sensors accounted for 87% of net sales from continuing operations for the three months ended March 31, 2018.

(2)      Basis of Presentation

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10‑K for the year ended December 31, 2017.  The condensed consolidated balance sheet as of December 31, 2017, was derived from the audited financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period.  The Company's critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories, allowance for doubtful accounts and deferred income tax assets, measuring stock compensation and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results could differ from those estimates. In the opinion of the Company, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows have been included in the accompanying financial statements.  The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

On July 25, 2017, the Company sold its NIBP product line assets.  Management has evaluated the criteria for reporting the discontinued operations under Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Accordingly, the consolidated financial statements for all periods reported reflect those results as discontinued, and all assets and liabilities related to the divested product lines and held as of December 31, 2017, are stated as assets and liabilities associated with discontinued operations – see Note (3) below.

On June 30, 2016, the Company consummated a Loan and Security Agreement (the "Loan Agreement") as further described in Note (6). The Loan Agreement included a 48-month term loan in the amount of $8,000,000 (the "Term Loan") and contained an interest-only feature which enabled the Company to defer the repayment of principal through January 31, 2018.  On February 1, 2018, the Company commenced monthly repayments of principal in the amount of $266,667.  Accordingly, in the first quarter, the Company paid down the Term Loan principal by $533,333 to $7,466,667.

The Loan Agreement also included a Revolving Loan, as amended, in the maximum amount of $2,500,000 (the "Revolver"). There was no outstanding balance under the Revolver as of March 31, 2018, and the amount available for borrowing at that date was $1,859,000.

As of March 31, 2018, the Company had cash and cash equivalents plus available borrowings under its Revolver with its lenders totaling $6,621,000.

On May 8, 2018, the Company consummated a new 48-month Loan Agreement (the "Agreement") in the maximum amount of $12,000,000, as further described in Note (6) below.  Management believes that the new Agreement, which contains an 18-month interest-only period, provides the Company with the requisite working capital to support the Company's operations through at least May 15, 2019.  The Company may, however, seek reductions in planned operating expenses and/or may seek to raise additional capital to support its operations in the future.  Management believes that it can execute on one or more of these initiatives; however, there can be no assurance that such actions can be consummated or additional capital be obtained on acceptable terms or at all.

(3)      Adoption of New Revenue Standard

In April 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-10, Topic 606, Revenue from Contracts with Customers. ASU 2016-10 amends the revenue recognition standard it had issued in May 2014 (ASU 2014-09).  The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim reporting periods therein.  The Company adopted the new revenue standard effective January 1, 2018, using the Modified Retrospective method, under which prior-year results are not restated; however, supplemental information regarding the impact of the new standard must be provided, if material.

The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which an entity is expected to be entitled in exchange for those goods and services.  The amendments in ASU 2016-10 clarify the identification of performance obligations and the licensing implementation guidance. In adopting ASU 2016-10, the Company reviewed the five steps considered fundamental to determining when to recognize revenue. Those five steps are as follows: (1) Identify the contract(s) with a customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to the performance obligations in the contract; and (5) Recognize revenue when (or as) the entity satisfied a performance obligation.

The Company recognizes revenue at the time of transfer of its products to its customers based upon shipping terms. Further, the Company does not incur post-shipment obligations with the exception of product warranties, which are generally fulfilled from its corporate facility and which are not material relative to the sale of the product.

The standard, including the cumulative effect of its adoption, did not have a material impact on the Company's financial statements.

(4)      Discontinued Operations

On July 25, 2017, the Company entered into an agreement pursuant to which it sold assets related to its NIBP technology product line in exchange for $4,500,000 in cash at closing and an additional payment for the purchase of inventory following a short transition services period, which concluded during September 2017.  The final inventory purchased by the buyer was $86,000.  The agreement also provides for an earn-out payment not to exceed $2,000,000 following a 24-month period ending June 30, 2019. The Company has not recorded any amounts potentially due from the earn-out payment but believes that the Company will earn some or all of that earn-out payment.

There were no assets or liabilities associated with the discontinued operations in the consolidated balance sheet as of March 31, 2018.  As of December 31, 2017, there were $35,000 of accrued expenses.

The following table represents the financial results of the discontinued operations for the three months ended March 31st:

	Three Months Ended
	March 31,
	2018	2017

Net sales	$—	$681,494
Cost of sales	—	349,700
Gross profit	—	331,794
Operating expenses	—	37,016
Income from discontinued operations
before income taxes	—	294,778
Income tax expense	—	103,172
Income from discontinued operations	$—	$191,606

(5)      Inventories, Property and Equipment, and Intangible and Other Assets

Inventories consist of:

	March 31,	December 31,
	2018	2017

Raw materials	$390,855	$559,737
Work-in-process	1,859	1,633
Finished goods	534,539	514,891
Total	$927,253	$1,076,261

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to five years for machinery and equipment.  Leasehold improvements are amortized over the life of the improvement or the lease term, whichever is shorter.  Maintenance and repairs are charged to expense when incurred. Property and equipment primarily includes FORE-SIGHT cerebral oximetry monitors located at customer sites within the United States.  Such equipment, categorized as "Equipment at Customers", is typically held under a no-cost program whereby customers purchase disposable sensors for use with the Company's FORE-SIGHT equipment.  Under this program, the Company retains title to the monitors shipped to its customers and amortizes the monitors using the straight-line method over five years.

Intangible assets consist of patents issued, patents pending, trademarks, and purchased technology which are recorded at cost. Patents are amortized on a straight-line basis over 20 years. Capitalized costs are amortized over their estimated useful lives.

Intangible and other assets consist of the following:

	March 31,	December 31,
	2018	2017

Patents issued	$670,804	$634,329
Patents pending	264,986	297,746
Trademarks and other assets	105,481	104,476
	1,041,271	1,036,551
Accumulated amortization	(244,608)	(234,160)
Total	$796,663	$802,391

Amortization expense of intangible and other assets for the three months ended March 31, 2018, was $10,448. Estimated amortization expense for the calendar year 2018 is $38,858.  Expected amortization expense of intangible and other assets for the next five calendar years and thereafter follows:

2019	$35,100
2020	34,600
2021	34,300
2022	33,600
2023	33,600
Thereafter	540,500
$711,700

The Company reviews its intangibles and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the carrying amounts of its remaining long-lived assets are fully recoverable.

(6)     Financing Arrangements

Debt Agreements

On June 30, 2016, the Company entered into a Loan Agreement with Solar Capital Ltd. and Western Alliance Bank (collectively, the "Lenders").  Pursuant to the Loan Agreement, the Lenders provided the Company with a 48-month secured Term Loan in the amount of $8,000,000 and a Revolver in the maximum amount of $2,500,000.  The Revolver, as amended, expires on July 1, 2019, and the Term Loan matures on July 1, 2020.  There was no outstanding balance under the Revolver as of March 31, 2018, and the amount available for borrowing at that date was $1,859,000, according to the borrowing formula contained with the Loan Agreement and subject to other terms and conditions.  The Company made principal payments of $533,333 in the first quarter.  Management believes the Company was in compliance with all covenants as of March 31, 2018.

The outstanding balance of the Company's Term Loan is stated for the following periods:

	March 31, 2018			December 31, 2017
	Principal	Unamortized Debt Issuance Costs and Discounts	Debt, Net	Principal	Unamortized Debt Issuance Costs and Discounts	Debt, Net

Balance of term loan	$7,466,667	$264,539	$7,202,128	$8,000,000	$322,974	$7,677,026
Less current portion	3,200,000	181,287	3,018,713	2,933,333	199,502	2,733,831
Long-term portion	$4,266,667	$83,252	$4,183,415	$5,066,667	$123,472	$4,943,195

On May 8, 2018, the Company consummated a Loan and Security Agreement (the "Agreement") with East West Bank (the "Bank"). Pursuant to the Agreement, the Bank has provided a 48-month term loan (the "Term Loan") in the amount of $10,000,000 and a revolving loan (the "Revolver") in the maximum of $2,000,000, each of which expires May 8, 2022.  The obligations under the Agreement are secured by a lien on substantially all of the non-intellectual property assets of the Company.

The Term Loan bears interest at a floating rate equal to the Bank's prime rate (not less than 4.75%) plus 3.65%.   Under the Term Loan, 30 equal payments of $333,333 are scheduled to commence on December 1, 2019, following an 18-month period under which the Company shall make interest-only payments.  The interest-only period may be extended to 21 months or 24 months under certain circumstances.

Revolver advances will bear interest at a floating rate equal to the Bank's prime rate (not less than 4.75%) plus 2.40%.   Maximum borrowings under the Revolver are based upon the Company's eligible accounts receivable, as defined in the Agreement, and subject to other terms and conditions.

The Company has the right to prepay the loans under the Agreement in full at any time; however, if the Term Loan is prepaid prior to the first or second anniversaries of the Agreement or prior to maturity, a fee of 3%, 2%, or 1%, respectively, of the Term Loan amount is due.  Amounts prepaid under the Term Loan may not be re-borrowed.  Upon repayment of the Term Loan at any time, the Bank is entitled to an additional fee equal to 4% of the Term Loan amount.

The Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral or the Company's intellectual property, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Agreement also contains financial covenants requiring the Company to maintain a continuing level of cash plus available borrowing capacity based on a formula and to achieve certain sales results.

Upon an event of default, the Bank may declare all outstanding principal and accrued but unpaid interest under the Agreement immediately due and payable and may exercise the other rights and remedies provided under the Agreement. The events of default under the Agreement include payment defaults, breaches of covenants or representations and warranties, a material adverse change, certain adverse regulatory events, specified change of control events, and bankruptcy events.

In connection with the Agreement, on May 8, 2018, the Company issued warrants (the "Warrants") to the Bank, which provide for the right to purchase an aggregate of 218,914 shares of the Company's common stock for a five-year period, expiring on May 8, 2023, at an exercise price of $1.142 per share.

The amount of shares issuable pursuant to the Warrants and the exercise price thereof are subject to adjustment only in the event of stock splits, subdivisions, reclassifications, exchanges, combinations, and similar transactions.  The Warrants also contain a cashless exercise provision.

The shares associated with the Warrants were fully vested at the time of issuance. The value of the Warrants was estimated on the date of grant to be $0.57 per share using the Black-Scholes option pricing model, assuming a weighted-average expected stock price volatility of 54.8%, an expected warrant life of ten years, an average risk-free interest rate of 2.76%, and a 0.0% average dividend yield. The value of the Warrants of $124,248, as calculated above, has been recorded as a debt discount and is being recognized as interest expense over the 48-month term of the Agreement.

The Company incurred debt issuance costs and discounts of approximately $897,000 associated with the Agreement, including $120,000 of commitment fees together with legal and brokerage costs paid at the closing, $400,000 of final payment fees to be accrued, and $124,248 pertaining to the Warrants. The debt issuance costs and discounts will be amortized through May 8, 2022, the maturity date of the Agreement.  As a result of the debt issuance costs, the effective rate of the Term Loan was 11.23% at May 8, 2018. In addition, unamortized debt issuance costs of $264,539 at March 31, 2018, together with a prepayment fee of $69,333, each pertaining to the Company's prior Agreement with the Lenders, shall be recorded as interest expense during the second quarter of 2018 corresponding with the termination of that agreement.  Finally, the accrued final payment fee of $320,000 at March 31, 2018, owed to the former lenders, was repaid concurrent with the execution of the new Agreement.

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

At March 31, 2018, stock options and warrants to purchase 3,302,000 and 318,125 shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive. On an as-converted basis, 10,095,667 shares of common stock pertaining to the private placement of 150,000 shares of Series A Preferred Stock were also excluded as they would have been anti-dilutive.

(8)     Stock Compensation Expense and Share-based Payment Plans

Stock compensation expense was $195,444 and $215,348 for the three-month periods ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,338,000.  Such amount, net of estimated forfeitures, will be recognized in operations through the first quarter of 2022.

The following table summarizes the Company's stock option information as of and for the three-month period ended March 31, 2018:

		Weighted-	Aggregate	Weighted-Average
	Option	Average	Intrinsic	Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years

Outstanding at December 31, 2017	3,573,250	$1.83	$31,968	5.9
Granted	15,000	0.74	300
Cancelled or expired	(286,250)	2.56	—
Exercised	—	—	—
Outstanding at March 31, 2018	3,302,000	1.76	226,800	5.8
Exercisable at March 31, 2018	2,487,625	$1.96	$5,250	4.9
Vested and expected to vest at
March 31, 2018	3,277,568	$1.77	$220,154	5.8

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

On June 22, 2016, the Company's stockholders approved an amendment to the CAS Medical Systems, Inc. 2011 Equity Incentive Plan (the "Plan") which increased the maximum number of shares that can be issued under the Plan by 3,000,000 to 4,500,000. Awards that may be granted under the Plan include options, restricted stock and restricted stock units, and other stock-based awards. In addition, the sublimit of awards of restricted stock and restricted stock units was increased from 500,000 to 1,250,000. The purposes of the Plan are to make available to our key employees and directors certain compensatory arrangements related to growth in value of our stock so as to generate an increased incentive to contribute to the Company's financial success and prosperity; to enhance the Company's ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company's financial growth and profitability; and to align, in general, the interests of employees and directors with the interests of our stockholders. As of March 31, 2018, there remained 74,510 total shares available for issuance under the Plan, including a sublimit of 286 shares available for restricted stock and restricted stock units.  The Company intends to seek stockholder approval at its June 20, 2018, meeting to establish a new equity incentive plan.

On March 6, 2018, members of the management team, in lieu of cash payments, were granted 162,085 shares of vested common stock in connection with the achievement of certain 2017 management incentive targets. The shares were valued at $1.10 each, based upon the Nasdaq official closing price of the Company's common stock on the date of issuance.

As of March 31, 2018, there were 968,812 outstanding restricted shares at a weighted-average fair value of $1.39 per share.  Included in this total are 150,000 shares of restricted common stock issued to the Company's Chief Executive Officer ("CEO") during August 2010.  The vesting of these shares granted to the Company's CEO is based upon certain stock price performance criteria that have not yet been met. The fair value of the outstanding restricted common shares has been calculated based upon the market value of the common stock as of the date of issuance. Restricted stock granted to employees typically vests over a period of not less than three years, while restricted stock granted to outside members of the Board of Directors typically vests over a period of not more than two years from date of grant.

A summary of the unvested restricted shares of common stock outstanding follows:

	Three Months	Weighted-Average
	Ended	Grant Date
	March 31, 2018	Fair-Value

Outstanding at beginning of period	1,107,250	$1.42
Granted	—	—
Cancelled	—	—
Vested	(138,438)	1.62
Outstanding at end of period	968,812	$1.39

Warrants to purchase 318,125 shares of common stock at a weighted-average exercise price of $1.57 per share were outstanding as of March 31, 2018. The warrants have an exercise price range of $0.38 to $1.98 per share, and warrants underlying 109,000 shares of common stock have no expiration date.

As of March 31, 2018, 95,500 shares of Series A Convertible Preferred Stock and 54,500 shares of Series A Exchangeable Preferred Stock, issued in connection with a 2011 private placement (collectively, the "Preferred Stock"), are outstanding. The Preferred Stock has a par value $0.001 per share and is convertible into common stock of the Company at a price of $2.389 per share. The Company can force conversion of all of the outstanding Preferred Stock if the closing price of its common stock meets certain share price, trading volume requirements, and other conditions. The stated value ($100 per share) of the Series A Preferred Stock accretes at an annual rate of 7% compounded quarterly.  While such accretion may be paid in cash at the Company's option, the Company's current loan agreement prohibits the payment of cash dividends.  As of March 31, 2018, dividend accretion of $9,118,549 had accumulated on the Preferred Stock. The Preferred Stock is entitled to a liquidation preference equal to the greater of 100% of the total accreted value for each share of Preferred Stock, outstanding on the date of a liquidation, plus all accrued and unpaid dividends, or the amount a holder would have been entitled to had the holder converted the shares of Preferred Stock into common stock immediately prior to the liquidation.  Accordingly, based upon the liquidation value of the Preferred Stock at March 31, 2018, there were 10,095,667 shares of common stock issuable upon conversion of the Preferred Stock. The Preferred Stock votes together with the common stock as if converted on the original date of issuance.  Holders of Preferred Stock are entitled to purchase their pro rata share of additional stock issuances in certain future financings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. These forward-looking statements represent the Company's current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements. All forward-looking statements involve risks and uncertainties, including, but not limited to, the following:  regulations and other economic and political factors which affect the Company's ability to market its products internationally, changes in economic conditions that adversely affect demand for the Company's products, potential liquidity constraints, new product introductions or other actions taken by the Company's competitors, such as limiting market access for the Company's products through exclusive contracting arrangements, increased price competition, foreign currency fluctuations, rapid technological changes, dependence upon significant customers, availability and cost of components for the Company's products, the impact of any product liability or other adverse litigation, marketplace acceptance for the Company's new products, FDA and other governmental regulatory and enforcement actions, changes in reimbursement levels from third-party payers, and other factors described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Management Summary

We believe that our FORE-SIGHT tissue oximetry products place CASMED in a unique position to expand the clinical application for monitoring tissue oxygenation. Standard non-invasive parameters, such as pulse oximetry and blood pressure, provide only surrogate markers of tissue oxygen delivery.  The indirect nature of these parameters forces clinicians to infer the adequacy of oxygenation in vital organs, including the brain, during medical procedures.  However, data convincingly shows that clinician inferences of cerebral oxygenation during medical procedures often do not correlate with actual tissue oxygenation levels and that potentially dangerously low levels of cerebral oxygenation often go unrecognized, correlating to high levels of patient harm.  Therefore, direct monitoring of cerebral oxygenation with FORE-SIGHT oximeters provides a unique and powerful tool that allows clinicians to recognize and treat potentially dangerous tissue hypoxia to avoid adverse clinical outcomes.

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

With the divestiture of the Company's last legacy product line during the third quarter of 2017, CASMED is now singularly focused on its FORE-SIGHT tissue oximetry line of products.  We believe that the transformation from a lower margin, commodity, capital equipment business into a high-growth, high-margin business is complete. Our FORE-SIGHT disposable sensor sales accounted for 87% of total sales for the first quarter of 2018.  During the first quarter of 2018, the Company began to take initial deliveries of its lower cost FORE-SIGHT ELITE disposable sensors which are expected to substantially improve gross profit margins, the full impact of which should be recognized effective with the third quarter of 2018.  Management believes that these improvements should accelerate the Company's path toward sustainable positive cash flow.

On May 8, 2018, the Company secured a new loan agreement which includes a 48-month term loan in the amount of $10,000,000 and a revolving line-of-credit in the maximum amount of $2,000,000. The term loan contains an 18-month interest-only period.

Results of Operations

The following table provides information with respect to net sales by major category for the three months ended March 31st:

Total Net Sales from Continuing Operations ($000's)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	March 31, 2018	March 31, 2017	(Decrease)	Change

Tissue Oximetry:
Sensors	$4,727	$4,016	$711	18%
Monitors and Accessories	585	321	264	82%
	5,312	4,337	975	22%

Service and Other	132	206	(74)	(36%	)
	$5,444	$4,543	$901	20%

Domestic Sales	$4,592	$3,875	$717	19%
International Sales	852	668	184	28%
	$5,444	$4,543	$901	20%

Total sales from continuing operations were $5,444,000 for the three months ended March 31, 2018, an increase of $901,000, or 20%, from sales of $4,543,000 for the same three months of the prior year.  Worldwide tissue oximetry product sales of $5,312,000 for the three months ended March 31, 2018, were $975,000, or 22%, above the $4,337,000 reported for the same period in the prior year.  Worldwide sensor sales increased 18%, or $711,000, to $4,727,000, and monitor sales increased $264,000, or 82%, to $585,000 for the three months ended March 31, 2018, compared to the same period of the prior year.

Service and Other sales were $132,000 for the three months ended March 31, 2018, compared to $206,000 for the same prior-year period.

Sales of all products to U.S. customers accounted for $4,592,000, or 84%, of the total sales reported for the three months ended March 31, 2018, an increase of $717,000, or 19%, from the $3,875,000 of U.S. sales reported for the three months ended March 31, 2017.  U.S. tissue oximetry product sales, per the following table, increased 21%, or $778,000, to $4,479,000, due to an increase of $511,000, or 14%, in disposable sensor sales and a $267,000 increase in monitor sales.

International sales of all products accounted for $852,000, or 16%, of the total sales reported for the three months ended March 31, 2018, an increase of $184,000, or 28%, from the $668,000 reported for the same period of the prior year. The increase was due to higher disposable sensor sales depicted in the following table.

The Company shipped a net of 111 FORE-SIGHT monitors to customers in the first quarter, compared to 69 units shipped in the first quarter of 2017.  The U.S. installed base expanded to 1,345 units, a 25% increase over the adjusted base at March 31, 2017. The adjustment to the U.S. installed base reflects the removal of first generation FORE-SIGHT monitors for all periods reported.

The following table provides information with respect to tissue oximetry revenues by geographic category for the three months ended March 31st.

Tissue Oximetry Sales ($000's)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	March 31, 2018	March 31, 2017	(Decrease)	Change

Sensor Sales:
Domestic	$4,038	$3,527	$511	14%
International	689	489	200	41%
	$4,727	$4,016	$711	18%

Monitor and Accessory Sales:
Domestic	441	174	267	153%
International	144	147	(3)	(2%	)
	$585	$321	$264	82%

Total Domestic Sales	$4,479	$3,701	$778	21%
Total International Sales	833	636	197	31%
	$5,312	$4,337	$975	22%

Gross profit was $3,087,000, or 56.7% of sales, for the three months ended March 31, 2018, compared to $2,482,000, or 54.6% of sales, for the three months ended March 31, 2017. The improvement in gross profit margin, particularly in the three months ended March 31, 2018, was related to lower disposable sensor costs, higher gross margins on monitor sales and lower primarily fixed manufacturing and service repair costs as a percentage of sales. Management continues to focus its efforts on reducing costs and improving efficiencies as its divestitures of non-strategic product lines have been completed.

Operating expenses for the three months ended March 31, 2018, decreased $128,000, or 3%, to $4,233,000, from $4,361,000 for the three months ended March 31, 2017. Modest increases in research and development ("R&D") and selling expenses were partially offset by lower general and administrative ("G&A") expenses.

R&D expenses increased $15,000, or 2%, for the three months ended March 31, 2018, to $802,000, from $787,000 for the three months ended March 31, 2017, due to slightly higher clinical project costs and increased consulting fees partially offset by reduced salary expenses.

S,G&A expenses of $3,431,000 for the three months ended March 31, 2018, were $143,000 less than the $3,574,000 of S,G&A expenses incurred for the same period of the prior year. Lower G&A expenses, primarily related to prior-year bad debt provisions were partially offset by slightly higher sales and marketing expenses due largely from commissions on increased sales volume, sales recruitment fees, consulting costs, and meetings and convention expenses.

Interest expense of $272,000 for the three-month period ended March 31, 2018, reflected the borrowing costs associated with the Company's bank loans, including interest and amortization of debt issuance costs.

The Company does not expect to generate taxable income for its 2018 fiscal year.  Income tax benefits that may be generated during 2018 would be offset by a deferred income tax asset valuation allowance. Management established the valuation allowance as a result of cumulative pre-tax losses and its estimates of future taxable income. Management has continued to perform the required analysis regarding the realization of our deferred income tax assets, concluding that a full valuation allowance is warranted.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2018, the Company's cash and cash equivalents totaled $4,762,000, compared to $5,653,000 as of December 31, 2017. The Company had cash and cash equivalents plus available borrowings under its revolving loan totaling $6,621,000.  Working capital decreased $1,753,000 to $3,050,000 as of March 31, 2018, from $4,803,000 as of December 31, 2017.

Cash used in operating activities of continuing operations for the three months ended March 31, 2018, was $85,000, compared to $776,000 for the same period in the prior year.  The decrease in cash used from operations of $691,000 resulted almost entirely from reduced losses from continuing operations.

Cash used in investing activities of continuing operations was $218,000 for the three months ended March 31, 2018, compared to $83,000 for the same period in the prior year, which prior-year period included $122,000 of proceeds from the sale of discontinued operations.

Cash used in financing activities of continuing operations was $553,000 for the three months ended March 31, 2018, primarily associated with term loan repayments which began February 1, 2018.  Cash used in financing activities was $14,000 for the three months ended March 31, 2017.

On May 8, 2018, the Company consummated a Loan and Security Agreement (the "Agreement") with East West Bank (the "Bank"). Pursuant to the Agreement, the Bank has provided a 48-month term loan (the "Term Loan") in the amount of $10,000,000 and a revolving loan (the "Revolver") in the maximum of $2,000,000, each of which expires May 8, 2022.  The obligations under the Agreement are secured by a lien on substantially all of the non-intellectual property assets of the Company.

The Term Loan bears interest at a floating rate equal to the Bank's prime rate (not less than 4.75%) plus 3.65%.   Under the Term Loan, 30 equal payments of $333,333 are scheduled to commence on December 1, 2019, following an 18-month period under which the Company shall make interest-only payments.  The interest-only period may be extended to 21 months or 24 months under certain circumstances.

Revolver advances will bear interest at a floating rate equal to the Bank's prime rate (not less than 4.75%) plus 2.40%.   Maximum borrowings under the Revolver are based upon the Company's eligible accounts receivable, as defined in the Agreement, and subject to other terms and conditions.

The Company has the right to prepay the loans under the Agreement in full at any time; however, if the Term Loan is prepaid prior to the first or second anniversaries of the Agreement or prior to maturity, a fee of 3%, 2%, or 1%, respectively, of the Term Loan amount is due.  Amounts prepaid under the Term Loan may not be re-borrowed.  Upon repayment of the Term Loan at any time, the Bank is entitled to an additional fee equal to 4% of the Term Loan amount.

The Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral or the Company's intellectual property, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Agreement also contains financial covenants requiring the Company to maintain a continuing level of cash plus available borrowing capacity based on a formula and to achieve certain sales results.

Upon an event of default, the Bank may declare all outstanding principal and accrued but unpaid interest under the Agreement immediately due and payable and may exercise the other rights and remedies provided under the Agreement. The events of default under the Agreement include payment defaults, breaches of covenants or representations and warranties, a material adverse change, certain adverse regulatory events, specified change of control events, and bankruptcy events.

The Company has also financed various insurance premiums with notes payable. The balance of $58,000 at March 31, 2018, will be repaid by September 2018.

Management believes its cash balances and available borrowings are sufficient to support operations through at least May 15, 2019.  The Company expects to continue to require cash for its operations during this period and may seek reductions in planned operating expenses, and/or may pursue additional capital funding to support its operations should the need arise.  Management believes that it can execute on one or more of these initiatives or obtain additional capital; however, there can be no assurance that such actions can be consummated or additional capital can be obtained on acceptable terms or at all.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of financial condition and results of operations are based on the consolidated financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company's critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company's critical accounting policies and estimates, see the financial statements included in the Company's Form 10-K for the year ended December 31, 2017.  There were no significant changes in critical accounting policies and estimates during the three months ended March 31, 2018.

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases - Topic 842. ASU 2016-02 requires the recognition by lessees on the balance sheet of lease assets and lease liabilities for those leases classified as operating leases. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued.  The Company is evaluating the impact that this standard will have on its financial statements and results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2018. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: May 10, 2018
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: May 10, 2018
By: Jeffery A. Baird
Chief Financial Officer