Form 10-Q
period 2018-06-30
CAS MEDICAL SYSTEMS INC
filed 2018-08-02
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10‑Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value 28,753,887 shares as of July 31, 2018.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Assets	2018	2017

Current assets:
Cash and cash equivalents	$5,195,274	$5,652,996
Accounts receivable, net	2,969,708	2,918,950
Inventories	1,163,898	1,076,261
Other current assets	451,866	353,079
Total current assets	9,780,746	10,001,286

Property and equipment:
Leasehold improvements	135,649	151,377
Equipment at customers	3,823,868	3,506,386
Machinery and equipment	4,568,694	4,593,473
	8,528,211	8,251,236
Accumulated depreciation and amortization	(6,385,500)	(6,080,350)
Property and equipment, net	2,142,711	2,170,886

Intangible and other assets, net	764,135	802,391

Total assets	$12,687,592	$12,974,563

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Liabilities and Stockholders' Equity	2018	2017

Current liabilities:
Accounts payable	$1,239,500	$691,596
Accrued expenses	1,628,035	1,651,873
Notes payable	163,521	86,079
Current portion of long-term debt, less unamortized debt issuance costs	—	2,733,831
Liabilities associated with discontinued operations	—	35,000
Total current liabilities	3,031,056	5,198,379

Long-term debt, less current portion and unamortized debt issuance costs	9,145,273	4,943,195
Other long-term liability	400,000	320,000
Total liabilities	12,576,329	10,461,574

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value per share, 1,000,000 shares authorized
Series A convertible preferred stock, 95,500 shares issued and outstanding, liquidation value of $15,624,197 and $15,091,377 at
June 30, 2018 and December 31, 2017, respectively	8,802,000	8,802,000
Series A exchangeable preferred stock, 54,500 shares issued and outstanding, liquidation value of $8,916,426 and $8,612,356 at
June 30, 2018 and December 31, 2017, respectively	5,135,640	5,135,640
Common stock, $.004 par value per share, 60,000,000 shares authorized,
28,835,621 and 28,621,697 shares issued at June 30, 2018 and
December 31, 2017, respectively, including shares held in treasury	115,343	114,487
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	32,719,687	31,989,207
Accumulated deficit	(46,559,927)	(43,426,865)
Total stockholders' equity	111,263	2,512,989

Total liabilities and stockholders' equity	$12,687,592	$12,974,563

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net sales from continuing operations	$5,291,173	$4,572,032	$10,735,632	$9,115,410

Cost of sales	2,110,572	2,193,832	4,468,293	4,255,093
Gross profit	3,180,601	2,378,200	6,267,339	4,860,317

Operating expenses:
Research and development	833,680	858,359	1,635,318	1,644,936
Selling, general and administrative	3,473,017	3,503,147	6,904,448	7,077,414
Total operating expenses	4,306,697	4,361,506	8,539,766	8,722,350

Operating loss	(1,126,096)	(1,983,306)	(2,272,427)	(3,862,033)

Interest expense, net	589,119	264,830	860,635	524,381
Loss from continuing operations before income taxes	(1,715,215)	(2,248,136)	(3,133,062)	(4,386,414)
Income tax benefit	—	(49,861)	—	(153,033)
Loss from continuing operations	(1,715,215)	(2,198,275)	(3,133,062)	(4,233,381)
Discontinued operations:
Income from discontinued operations before income taxes	—	142,460	—	437,238
Income tax expense	—	49,861	—	153,033
Income from discontinued operations	—	92,599	—	284,205
Net loss	(1,715,215)	(2,105,676)	(3,133,062)	(3,949,176)
Preferred stock dividend accretion	422,075	393,778	836,890	780,784
Net loss applicable to common stockholders	$(2,137,290)	$(2,499,454)	$(3,969,952)	$(4,729,960)

Loss per common share from continuing operations:
Basic and diluted	$(0.08)	$(0.09)	$(0.14)	$(0.18)

Income per common share from discontinued operations:
Basic and diluted	—	—	—	0.01

Per share basic and diluted net loss applicable to common stockholders	$(0.08)	$(0.09)	$(0.14)	$(0.17)

Weighted-average number of common shares outstanding:
Basic and diluted	27,750,172	27,329,831	27,680,980	27,177,915

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2018
(Unaudited)

	Preferred Stock		Common Stock Issued		Common Stock Held in Treasury		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2017	150,000	$13,937,640	28,621,697	$114,487	86,000	$(101,480)	$31,989,207	$(43,426,865)	$2,512,989

Net loss								(3,133,062)	(3,133,062)

Common stock issued under stock purchase plan			11,891	48			8,276		8,324

Issuance of common stock to settle accrued liability			168,033	672			189,517		190,189

Warrants exercised			34,000	136			31,484		31,620

Warrants issued to lenders							124,248		124,248

Stock compensation							376,955		376,955

BALANCE, June 30, 2018	150,000	$13,937,640	28,835,621	$115,343	86,000	$(101,480)	$32,719,687	$(46,559,927)	$111,263

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(3,133,062)	$(3,949,176)
Income from discontinued operations	—	284,205
Loss from continuing operations	(3,133,062)	(4,233,381)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	522,834	508,287
Amortization of debt issuance costs and discounts	432,660	134,547
Deferred income taxes	—	(153,033)
Provision for doubtful accounts	—	301,567
Stock compensation	376,955	422,924
Impairment of capitalized costs	21,340	—
Amortization of gain on sale and leaseback of property	—	(67,319)
Changes in operating assets and liabilities:
Accounts receivable	(50,757)	112,215
Inventories	(87,637)	260,098
Other current assets	57,630	473,550
Accounts payable and accrued expenses	714,255	(268,033)
Net cash used in operating activities of continuing operations	(1,145,782)	(2,508,578)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(474,222)	(345,763)
Proceeds from sale of discontinued operations	—	138,952
Additions to intangible assets	(3,522)	(42,391)
Net cash used in investing activities of continuing operations	(477,744)	(249,202)

FINANCING ACTIVITIES:
Proceeds from long-term debt	10,000,000	—
Repayment of long-term debt	(8,000,000)	—
Payment of final term loan fee	(320,000)	—
Payment of term loan prepayment fee	(69,333)
Deferred financing costs	(370,832)	—
Proceeds from line-of-credit	—	1,000,000
Repayments of notes payable	(78,975)	(74,080)
Proceeds from issuance of common stock	39,944	11,682
Net cash provided by financing activities of continuing operations	1,200,804	937,602

Net decrease in cash and cash equivalents from continuing operations	(422,722)	(1,820,178)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash (used in) provided by operating activities of discontinued operations	(35,000)	431,669
Net cash (used in) provided by discontinued operations	(35,000)	431,669

Net change in cash and cash equivalents	(457,722)	(1,388,509)

Cash and cash equivalents, beginning of period	5,652,996	5,488,706
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,195,274	$4,100,197

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$487,167	$389,246
Accrued liability settled with common stock	$190,189	$573,653
Insurance premiums funded with note payable	$156,417	$154,710
End-of-term fee payable to lenders	$400,000	$—
Warrants issued to lenders	$124,248	$—

See accompanying notes.

CAS Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2018

(1)      The Company

CAS Medical Systems, Inc. ("CASMED" or the "Company") is a medical technology company that develops, manufactures, and markets non-invasive patient monitoring products that are consistent with our vision: That no patient is harmed by undetected tissue hypoxia. Our principal products are the FORE-SIGHT ELITE® and FORE-SIGHT® brand tissue oximeters and sensors which account for nearly all of our sales from continuing operations.  With a simple non-invasive sensor applied to the skin, these products alert clinicians to the oxygenation levels of a patient's brain or other body tissue during medical procedures to avoid harm caused by insufficient oxygen, or hypoxia.  We also perform service repairs that are categorized as Service and Other.

Consistent with its strategy to focus on the tissue oximetry market opportunity, the Company has divested its non-strategic product lines.  With the July 2017 divestiture of its final legacy product line related to non-invasive blood pressure monitoring ("NIBP"), the Company completed its multi-year transition from a lower-margin capital equipment business to a high-margin medical disposables business.  FORE-SIGHT disposable sensors accounted for 88% of net sales from continuing operations for the six months ended June 30, 2018.

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

On July 25, 2017, the Company sold its NIBP product line assets.  Management has evaluated the criteria for reporting the discontinued operations under Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  Accordingly, the consolidated financial statements for all periods reported reflect those results as discontinued, and all assets and liabilities related to the divested product lines and held as of December 31, 2017, are stated as assets and liabilities associated with discontinued operations – see Note (4).

On May 8, 2018, the Company consummated a new 48-month Loan Agreement (the "Loan Agreement") in the maximum amount of $12,000,000, as further described in Note (6) below. The Company's previous term loan, the balance of which was $6,933,333 at May 8, 2018, was repaid.  Management believes that the new Loan Agreement, which contains an 18-month interest-only period, provides the Company with the requisite working capital to support the Company's operations through at least August 15, 2019.  The Company may, however, seek reductions in planned operating expenses and/or may seek to raise additional capital to support its operations in the future.  Management believes that it can execute on one or more of these initiatives; however, there can be no assurance that such actions can be consummated or additional capital be obtained on acceptable terms or at all.

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

There were no assets or liabilities associated with the discontinued operations in the consolidated balance sheet as of June 30, 2018.  As of December 31, 2017, there were $35,000 of accrued expenses.

The following table represents the financial results of the discontinued operations for the three- and six-month periods ended June 30th:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net sales	$—	$603,884	$—	$1,285,378
Cost of sales	—	407,541	—	757,241
Gross profit	—	196,343	—	528,137
Operating expenses	—	53,883	—	90,899
Income from discontinued operations before income taxes	—	142,460	—	437,238
Income tax expense	—	49,861	—	153,033
Income from discontinued operations	$—	$92,599	$—	$284,205

(5)      Inventories, Property and Equipment, and Intangible and Other Assets

Inventories consist of:

	June 30,	December 31,
	2018	2017

Raw materials	$583,464	$559,737
Work-in-process	1,441	1,633
Finished goods	578,993	514,891
Total	$1,163,898	$1,076,261

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to five years for machinery and equipment.  Leasehold improvements are amortized over the life of the improvement or the lease term, whichever is shorter.  Maintenance and repairs are charged to expense when incurred. Property and equipment primarily include FORE-SIGHT cerebral oximetry monitors located at customer sites within the United States.  Such equipment, categorized as "Equipment at Customers", is typically held under a no-cost program whereby customers purchase disposable sensors for use with the Company's FORE-SIGHT equipment.  Under this program, the Company retains title to the monitors shipped to its customers and amortizes the monitors using the straight-line method over five years.

Intangible assets consist of patents issued, patents pending, trademarks, and other assets which are recorded at cost. Patents are amortized on a straight-line basis over 20 years.  Capitalized costs are amortized over their estimated useful lives.

Intangible and other assets consist of the following:

	June 30,	December 31,
	2018	2017

Patents issued	$638,549	$634,329
Patents pending	281,702	297,746
Trademarks and other assets	87,566	104,476
	1,007,817	1,036,551
Accumulated amortization	(243,682)	(234,160)
Total	$764,135	$802,391

Amortization expense of intangible and other assets for the six months ended June 30, 2018, was $20,438. Estimated amortization expense for the calendar year 2018 is $37,759.  Expected amortization expense of intangible and other assets for the next five calendar years and thereafter follows:

2019	$33,400
2020	33,000
2021	32,600
2022	32,000
2023	32,000
Thereafter	545,100
$708,100

The Company reviews its intangibles and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the carrying amounts of its remaining long-lived assets are fully recoverable.

(6)      Financing Arrangements

Debt Agreements

On May 8, 2018, the Company consummated a Loan and Security Agreement (the "Loan Agreement") with East West Bank (the "Bank").  Pursuant to the Loan Agreement, the Bank has provided a 48-month term loan (the "Term Loan") in the amount of $10,000,000 and a revolving loan (the "Revolver") in the maximum of $2,000,000, each of which expires May 8, 2022.  There was no outstanding balance under the Revolver as of June 30, 2018, and the amount available for borrowing at that date was $1,758,000, according to the borrowing formula contained with the Loan Agreement and subject to other terms and conditions.  The obligations under the Loan Agreement are secured by a lien on substantially all of the non-intellectual property assets of the Company.  The Company's previous term loan, the balance of which was $6,933,333 at May 8, 2018, was repaid together with a prepayment penalty of $69,333 and a final payment fee of $320,000.

Management believes the Company was in compliance with all covenants as of June 30, 2018.

The outstanding balance of the Company's Term Loan and prior term loan, as applicable, is stated for the following periods:

	June 30, 2018			December 31, 2017
	Principal	Unamortized Debt Issuance Costs and Discounts	Debt, Net	Principal	Unamortized Debt Issuance Costs and Discounts	Debt, Net

Balance of term loan	$10,000,000	$854,727	$9,145,273	$8,000,000	$322,974	$7,677,026
Less current portion	—	—	—	2,933,333	199,502	2,733,831
Long-term portion	$10,000,000	$854,727	$9,145,273	$5,066,667	$123,472	$4,943,195

The Term Loan bears interest at a floating rate equal to the Bank's prime rate (not less than 4.75%) plus 3.65% (8.65% as of June 30, 2018).   Under the Term Loan, 30 equal payments of $333,333 are scheduled to commence on December 1, 2019, following an 18-month period during which the Company shall make interest-only payments.  The interest-only period may be extended to 21 months or 24 months under certain circumstances.

Revolver advances will bear interest at a floating rate equal to the Bank's prime rate (not less than 4.75%) plus 2.40% (7.40% as of June 30, 2018).   Maximum borrowings under the Revolver are based upon the Company's eligible accounts receivable, as defined in the Loan Agreement, and subject to other terms and conditions.  There was no outstanding balance under the Revolver as of June 30, 2018.

The Company has the right to prepay the loan under the Loan Agreement in full at any time; however, if the Term Loan is prepaid prior to the first or second anniversaries of the Loan Agreement or prior to maturity, a fee of 3%, 2%, or 1%, respectively, of the Term Loan amount is due.  Amounts prepaid under the Term Loan may not be re-borrowed.  Upon repayment of the Term Loan at any time, the Bank is entitled to an additional fee equal to 4% of the Term Loan amount.

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral or the Company's intellectual property, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains financial covenants requiring the Company to achieve certain sales results and to maintain a continuing level of cash plus available borrowing capacity based on a formula.

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

In connection with the Loan Agreement, on May 8, 2018, the Company issued warrants (the "Warrants") to the Bank, which provide for the right to purchase an aggregate of 218,914 shares of the Company's common stock for a five-year period, expiring on May 8, 2023, at an exercise price of $1.142 per share.

The number of shares issuable pursuant to the Warrants and the exercise price thereof are subject to adjustment only in the event of stock splits, subdivisions, reclassifications, exchanges, combinations, and similar transactions.  The Warrants also contain a cashless exercise provision.

The shares associated with the Warrants were fully vested at the time of issuance. The value of the Warrants was estimated on the date of grant to be $0.57 per share using the Black-Scholes option pricing model, assuming a weighted-average expected stock price volatility of 54.8%, an expected warrant life of five years, an average risk-free interest rate of 2.76%, and a 0.0% average dividend yield.  The value of the Warrants of $124,248, as calculated above, has been recorded as a debt discount and is being recognized as interest expense over the 48-month term of the Loan Agreement.

The Company incurred debt issuance costs and discounts of approximately $897,000 associated with the Loan Agreement, including $120,000 of commitment fees together with legal and brokerage costs paid at the closing, $400,000 of final payment fees to be accrued, and $124,248 of non-cash expenses pertaining to the Warrants.  The debt issuance costs and discounts will be amortized through May 8, 2022, the maturity date of the Loan Agreement.  As a result of the debt issuance costs, the effective rate of the Term Loan was 11.23% at May 8, 2018 (11.48% at June 30, 2018). In addition, unamortized debt issuance costs of $264,539 together with a prepayment fee of $69,333, each pertaining to the Company's prior loan agreement, were recorded as interest expense during the second quarter of 2018 corresponding with the termination of that agreement.  Finally, the accrued final payment fee of $320,000 owed to the former lenders, was repaid concurrently with the execution of the new Agreement.

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

At June 30, 2018, stock options and warrants to purchase 3,290,750 and 472,782 shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive.  On an as-converted basis, 10,272,341 shares of common stock pertaining to the private placement of 150,000 shares of Series A Preferred Stock were also excluded as they would have been anti-dilutive.

(8)      Stock Compensation Expense and Share-based Payment Plans

Stock compensation expense was $181,511 and $210,427, and $376,955 and $425,775, for the three- and six-month periods ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,157,000.  Such amount, net of estimated forfeitures, will be recognized in operations through the first quarter of 2022.

The following table summarizes the Company's stock option information as of and for the six-month period ended June 30, 2018:

		Weighted-	Aggregate	Weighted-Average
	Option	Average	Intrinsic	Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years

Outstanding at December 31, 2017	3,573,250	$1.83	$31,968	5.9
Granted	15,000	0.74	300
Cancelled or expired	(297,500)	2.53	—
Exercised	—	—	—
Outstanding at June 30, 2018	3,290,750	1.76	987,720	5.6
Exercisable at June 30, 2018	2,491,375	$1.96	$337,558	4.7
Vested and expected to vest at June 30, 2018	3,266,768	$1.77	$968,215	5.5

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock, as of the applicable date, exceeds the option exercise price.

The exercise period for all outstanding stock options may not exceed ten years from the date of grant.  Stock options granted to employees typically vest over a four-year period.  The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

On June 20, 2018, the Company's stockholders approved the CAS Medical Systems, Inc. 2018 Equity Incentive Plan (the "Plan").  The maximum number of shares of common stock that may be granted under the Plan is 2,500,000.  Awards that may be granted under the Plan include options, restricted stock and restricted stock units, and other stock-based awards. The purposes of the Plan are to make available to our key employees and directors certain compensatory arrangements related to growth in value of our stock so as to generate an increased incentive to contribute to the Company's financial success and prosperity; to enhance the Company's ability to attract and retain exceptionally qualified individuals whose efforts can affect the Company's financial growth and profitability; and to align, in general, the interests of employees and directors with the interests of our stockholders.  As of June 30, 2018, there remained a total of 2,569,812 shares available for issuance, including 69,812 shares remaining under the 2011 Equity Incentive Plan.

On March 6, 2018, members of the management team, in lieu of cash payments, were granted 162,085 shares of vested common stock in connection with the achievement of certain 2017 management incentive targets.  The shares were valued at $1.10 each, based upon the Nasdaq official closing price of the Company's common stock on the date of issuance.

As of June 30, 2018, there were 968,812 outstanding restricted shares at a weighted-average fair value of $1.39 per share.  Included in this total are 150,000 shares of restricted common stock issued to the Company's Chief Executive Officer ("CEO") during August 2010.  The vesting of these shares granted to the Company's CEO is based upon certain stock price performance criteria that have not yet been met. The fair value of the outstanding restricted common shares has been calculated based upon the market value of the common stock as of the date of issuance. Restricted stock granted to employees typically vests over a period of not less than three years, while restricted stock granted to outside members of the Board of Directors typically vests over a period of not more than two years from date of grant.

A summary of the unvested restricted shares of common stock outstanding follows:

	Six Months	Weighted-Average
	Ended	Grant Date
	June 30, 2018	Fair-Value

Outstanding at beginning of period	1,107,250	$1.42
Granted	—	—
Cancelled	—	—
Vested	(138,438)	1.62
Outstanding at end of period	968,812	$1.39

Warrants to purchase 472,782 shares of common stock at a weighted-average exercise price of $1.39 per share were outstanding as of June 30, 2018. The warrants have an exercise price range of $0.38 to $1.98 per share, and warrants underlying 75,000 shares of common stock have no expiration date.

Warrants outstanding as of June 30, 2018, include a warrant granted to East West Bank in connection with the Company's Loan Agreement executed on May 8, 2018.  That warrant provides for the right to purchase an aggregate of 218,914 shares of the Company's common stock for a five-year period, expiring on May 8, 2023, at an exercise price of $1.142 per share.

As of June 30, 2018, there were 95,500 shares of Series A Convertible Preferred Stock and 54,500 shares of Series A Exchangeable Preferred Stock issued in connection with a 2011 private placement (collectively, the "Preferred Stock"), outstanding.  The Preferred Stock has a par value of $0.001 per share and is convertible into common stock of the Company at a price of $2.389 per share.  The Company can force conversion of all of the outstanding Preferred Stock if the closing price of its common stock meets certain share price, trading volume requirements, and other conditions.  The stated value ($100 per share) of the Series A Preferred Stock accretes at an annual rate of 7% compounded quarterly.  While such accretion may be paid in cash at the Company's option, the Company's current loan agreement prohibits the payment of cash dividends.  As of June 30, 2018, dividend accretion of $9,540,623 had accumulated on the Preferred Stock. The Preferred Stock is entitled to a liquidation preference equal to the greater of 100% of the total accreted value for each share of Preferred Stock, outstanding on the date of a liquidation, plus all accrued and unpaid dividends, or the amount a holder would have been entitled to had the holder converted the shares of Preferred Stock into common stock immediately prior to the liquidation.  Accordingly, based upon the liquidation value of the Preferred Stock at June 30, 2018, there were 10,272,341 shares of common stock issuable upon conversion of the Preferred Stock.  The Preferred Stock votes together with the common stock as if converted on the original date of issuance.  Holders of Preferred Stock are entitled to purchase their pro rata share of additional stock issuances in certain future financings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended.  These forward-looking statements represent the Company's current expectations regarding future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from expected results which may be contained in the forward-looking statements.  All forward-looking statements involve risks and uncertainties, including, but not limited to, the following:  regulations and other economic and political factors which affect the Company's ability to market its products internationally, changes in economic conditions that adversely affect demand for the Company's products, potential liquidity constraints, new product introductions or other actions taken by the Company's competitors, such as limiting market access for the Company's products through exclusive contracting arrangements, increased price competition, foreign currency fluctuations, rapid technological changes, dependence upon significant customers, availability and cost of components for the Company's products, the impact of any product liability or other adverse litigation, marketplace acceptance for the Company's new products, FDA and other governmental regulatory and enforcement actions, changes in reimbursement levels from third-party payers, and other factors described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent filings with the SEC.

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

With the divestiture of the Company's last legacy product line during the third quarter of 2017, CASMED is now singularly focused on its FORE-SIGHT tissue oximetry line of products.  We believe that the transformation from a lower margin, commodity, capital equipment business into a high-growth, high-margin business is complete. Our FORE-SIGHT disposable sensor sales accounted for 88% of total sales for the second quarter of 2018.  During the first quarter of 2018, the Company began to take initial deliveries of its lower-cost FORE-SIGHT ELITE disposable sensors which have substantially improved gross profit margins through the end of the second quarter.  Management believes that these improvements have accelerated the Company's path toward sustainable positive cash flow.  While additional improvements in gross margins were expected in the third quarter of 2018, increased costs due to the implementation of additional U.S. tariffs will affect those improvements.

On May 8, 2018, the Company secured a new loan agreement which includes a 48-month term loan in the amount of $10,000,000 and a revolving line-of-credit in the maximum amount of $2,000,000.  The Term Loan contains an 18-month interest-only period.

Results of Operations

The following table provides information with respect to net sales by major category for the three months ended June 30th:

Total Net Sales from Continuing Operations ($000's)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	June 30, 2018	June 30, 2017	(Decrease)	Change

Tissue Oximetry:
Sensors	$4,680	$4,126	$554	13%
Monitors and Accessories	472	269	203	75%
	5,152	4,395	757	17%

Service and Other	139	177	(38)	(21%)
	$5,291	$4,572	$719	16%

Domestic Sales	$4,500	$3,808	$692	18%
International Sales	791	764	27	4%
	$5,291	$4,572	$719	16%

Total sales from continuing operations were $5,291,000 for the three months ended June 30, 2018, an increase of $719,000, or 16%, from sales of $4,572,000 for the same three months of the prior year.  Worldwide tissue oximetry product sales of $5,152,000 for the three months ended June 30, 2018, were $757,000, or 17%, above the $4,395,000 reported for the same period in the prior year.  Worldwide sensor sales increased 13%, or $554,000, to $4,680,000, and monitor sales increased $203,000, or 75%, to $472,000 for the three months ended June 30, 2018, compared to the same period of the prior year.

Service and Other sales were $139,000 for the three months ended June 30, 2018, compared to $177,000 for the same prior-year period.

Sales of all products to U.S. customers accounted for $4,500,000, or 85%, of the total sales reported for the three months ended June 30, 2018, and increased $692,000, or 18%, from the $3,808,000 of U.S. sales reported for the three months ended June 30, 2017.  U.S. tissue oximetry product sales, per the following table, increased 20%, or $725,000, to $4,389,000, due to an increase of $559,000, or 16%, in disposable sensor sales and a $166,000 increase in monitor sales.

International sales of all products accounted for $791,000, or 15%, of the total sales reported for the three months ended June 30, 2018, and increased $27,000, or 4%, from the $764,000 reported for the same period of the prior year. The increase was due to higher monitor sales as depicted in the following table.

The Company shipped a net of 66 FORE-SIGHT monitors to customers in the second quarter, compared to 49 units shipped in the second quarter of 2017.  The U.S. installed base expanded to 1,370 units, a 25% increase over the adjusted base of 1,099 at June 30, 2017.  (The adjusted base reflects the removal of first-generation FORE-SIGHT monitors for all periods reported.)

The following table provides information with respect to tissue oximetry revenues by geographic category for the three months ended June 30th:

Tissue Oximetry Sales ($000's)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	June 30, 2018	June 30, 2017	(Decrease)	Change

Sensor Sales:
Domestic	$4,047	$3,488	$559	16%
International	633	638	(5)	(1%)
	$4,680	$4,126	$554	13%

Monitor and Accessory Sales:
Domestic	342	176	166	94%
International	130	93	37	40%
	$472	$269	$203	75%

Total Domestic Sales	$4,389	$3,664	$725	20%
Total International Sales	763	731	32	4%
	$5,152	$4,395	$757	17%

The following table provides information with respect to revenues by major category for the six months ended June 30th:

Total Net Sales from Continuing Operations ($000's)

	Six Months	Six Months
	Ended	Ended	Increase /	%
	June 30, 2018	June 30, 2017	(Decrease)	Change

Tissue Oximetry:
Sensors	$9,406	$8,143	$1,263	16%
Monitors and Accessories	1,058	589	469	80%
	10,464	8,732	1,732	20%

Service and Other	272	383	(111)	(29%)
	$10,736	$9,115	$1,621	18%

Domestic Sales	$9,093	$7,683	$1,410	18%
International Sales	1,643	1,432	211	15%
	$10,736	$9,115	$1,621	18%

Tissue oximetry product sales of $10,464,000 for the six months ended June 30, 2018, were $1,732,000, or 20%, above the $8,732,000 reported for the same period in the prior year.  Service and other sales were $272,000 for the six months ended June 30, 2018, a 29%, or $111,000, decrease from the same period of the prior year.

Worldwide tissue oximetry sensor sales were $9,406,000, an increase of $1,263,000, or 16%, over the first six months of 2017.  U.S. disposable sensor sales grew 15% to $8,085,000 and accounted for $1,070,000 of the increase.   International sensor sales increased $193,000, or 17%, to $1,321,000.  Worldwide tissue oximetry sensor sales accounted for 88% of total worldwide sales.  Worldwide monitor sales were $1,058,000 for the six months ended June 30, 2018, an increase of $469,000, or 80%, from the $589,000 of worldwide monitor sales for the prior-year period primarily due to increases in U.S. oximetry monitor sales.

Sales of all products to the U.S. market accounted for $9,093,000, or 85%, of the total sales of $10,736,000 reported for the six months ended June 30, 2018, and increased $1,410,000, or 18%, over the $7,683,000 of U.S. sales reported for the six months ended June 30, 2017.

International sales of all products accounted for $1,643,000, or 15%, of the total sales reported for the six months ended June 30, 2018, and increased $211,000, or 15%, from the $1,432,000 reported for the same period of the prior year.

The following table provides information with respect to tissue oximetry revenues by geographic category for the six months ended June 30th:

Tissue Oximetry Sales ($000's)

	Six Months	Six Months
	Ended	Ended	Increase /	%
	June 30, 2018	June 30, 2017	(Decrease)	Change

Sensor Sales:
Domestic	$8,085	$7,015	$1,070	15%
International	1,321	1,128	193	17%
	$9,406	$8,143	$1,263	16%

Monitor and Accessory Sales:
Domestic	783	350	433	124%
International	275	239	36	15%
	$1,058	$589	$469	80%

Total Domestic Sales	$8,868	$7,365	$1,503	20%
Total International Sales	1,596	1,367	229	17%
	$10,464	$8,732	$1,732	20%

Gross profit was $3,181,000, or 60.1% of sales, for the three months ended June 30, 2018, compared to $2,378,000, or 52.0% of sales, for the three months ended June 30, 2017.  Gross profit was $6,267,000, or 58.4% of sales, for the six months ended June 30, 2018, compared to $4,860,000, or 53.3% of sales, for the same period of the prior year. The improvement in gross profit margin, particularly in the three months ended June 30, 2018, was related to lower disposable sensor costs, higher gross margins on monitor sales, and lower primarily fixed manufacturing and service repair costs as a percentage of sales. Management continues to focus its efforts on reducing costs and improving efficiencies as its divestitures of non-strategic product lines have been completed.

Operating expenses for the three months ended June 30, 2018, decreased $55,000, or 1%, to $4,307,000, from $4,362,000, for the three months ended June 30, 2018.  Operating expenses for the first six months of 2018 decreased $182,000, or 2%, to $8,540,000, from $8,722,000, for the same period of the prior year.  Management expects operating expenses to remain at or slightly above current levels of spending for the remainder of 2018.

R&D expenses decreased $24,000, or 3%, for the three months ended June 30, 2018, to $834,000, from $858,000, for the three months ended June 30, 2017.  R&D expenses decreased $10,000, or 1%, to $1,635,000 for the six months ended June 30, 2018, compared to $1,645,000 for the same period of the prior year.  Higher clinical evaluation costs were more than offset by lower salaries and related fringe benefits for both the three- and six-month periods ended June 30, 2018.

S,G&A expenses of $3,473,000 for the three months ended June 30, 2018, were $30,000 less than the $3,503,000 of S,G&A expenses incurred for the same period of the prior year.  Higher G&A expenses, including legal fees and incentive expense, were offset by lower selling expenses including recruitment fees, samples, and inside sales support costs.  S,G&A expenses for the six months ended June 30, 2018, were $6,904,000, compared to $7,077,000 for the six months ended June 30, 2017, a decrease of $173,000, or 2%. The decrease largely related to lower administrative expenses including provision for bad debts.  Increases in U.S. field selling expenses and international selling expenses were offset by lower inside sales support costs.  Marketing expenses were also up slightly due to higher convention and trade show spending.

Interest expense of $589,000 and $861,000 for the three- and six-month periods ended June 30, 2018, increased $324,000 and $336,000, respectively, reflecting the borrowing costs associated with the Company's bank loans, including interest, and amortization of debt issuance costs which included $264,539 of remaining unamortized debt issuance costs related to the prior debt facility that was terminated on May 8, 2018.

The Company's operating loss decreased $857,000, or 43%, to $1,126,000, from $1,983,000, for the three months ended June 30, 2018.  The operating loss of $2,272,000 for the first six months of 2018 represents a reduction of $1,590,000, or 41%, from $3,862,000 for the first six months of the prior year.  The improvement resulted from increased sales and higher gross profit margins combined with slightly lower operating expenses.

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

Financial Condition, Liquidity and Capital Resources

As of June 30, 2018, the Company's cash and cash equivalents totaled $5,195,000, compared to $5,653,000 as of December 31, 2017.  At June 30, 2018, the Company had cash and cash equivalents plus available borrowings under its revolving loan totaling $6,953,000.  Working capital increased $1,947,000 to $6,750,000 as of June 30, 2018, from $4,803,000 as of December 31, 2017, supported by the proceeds from the Company's debt refinancing in May 2018.

Cash used in operating activities of continuing operations for the six months ended June 30, 2018, was $1,146,000, compared to $2,509,000 for the same period in the prior year.  The decrease in cash used from operations of $1,363,000 resulted almost entirely from reduced losses from continuing operations.

Cash used in investing activities of continuing operations was $478,000 for the six months ended June 30, 2018, compared to $249,000 for the same period in the prior year, which included $139,000 of proceeds from the sale of discontinued operations.  Increased expenditures for property, plant, and equipment in 2018 reflect approximately $100,000 of leasehold improvements associated with the consolidation of the Company's operations into one facility.  The Company had been utilizing space for its R&D activities under a lease which expired during May 2018.

Cash provided by financing activities of continuing operations was $1,201,000 for the six months ended June 30, 2018, largely related to the refinancing of the Company's bank agreements in May 2018.  The refinancing provided expanded borrowings under a term loan agreement with a new lender and an extended period of interest-only payments.  Cash provided by financing activities was $938,000 for the six months ended June 30, 2017, which reflected $1,000,000 of borrowings against the Company's prior line-of-credit agreement.

On May 8, 2018, the Company consummated a Loan and Security Agreement (the "Loan Agreement") with East West Bank (the "Bank").  Pursuant to the Loan Agreement, the Bank has provided a 48-month term loan (the "Term Loan") in the amount of $10,000,000 and a revolving loan (the "Revolver") in the maximum of $2,000,000, each of which expires May 8, 2022.  The obligations under the Loan Agreement are secured by a lien on substantially all of the non-intellectual property assets of the Company. As of June 30, 2018, there was no outstanding balance under the Revolver. Available borrowings under the Revolver were $1,758,000 as of that date.

The Term Loan bears interest at a floating rate equal to the Bank's prime rate (not less than 4.75%) plus 3.65% (8.65% as of June 30, 2018).   Under the Term Loan, 30 equal payments of $333,333 are scheduled to commence on December 1, 2019, following an 18-month period during which the Company shall make interest-only payments.  The interest-only period may be extended to 21 months or 24 months under certain circumstances.

Revolver advances will bear interest at a floating rate equal to the Bank's prime rate (not less than 4.75%) plus 2.40% (7.40% as of June 30, 2018).   Maximum borrowings under the Revolver are based upon the Company's eligible accounts receivable, as defined in the Loan Agreement, and subject to other terms and conditions.

The Company has the right to prepay the loan under the Loan Agreement in full at any time; however, if the Term Loan is prepaid prior to the first or second anniversaries of the Loan Agreement or prior to maturity, a fee of 3%, 2%, or 1%, respectively, of the Term Loan amount is due.  Amounts prepaid under the Term Loan may not be re-borrowed.  Upon repayment of the Term Loan at any time, the Bank is entitled to an additional fee equal to 4% of the Term Loan amount.

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral or the Company's intellectual property, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business. The Loan Agreement also contains financial covenants requiring the Company to maintain a continuing level of cash plus available borrowing capacity based on a formula and to achieve certain sales results.

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

The Company has also financed various insurance premiums with notes payable. The balance of $164,000 at June 30, 2018, will be repaid by December 2018.

Management believes its cash balances and available borrowings are sufficient to support operations through at least August 15, 2019.  The Company expects to continue to require cash for its operations during this period and may seek reductions in planned operating expenses and/or may pursue additional capital funding to support its operations should the need arise.  Management believes that it can execute on one or more of these initiatives or obtain additional capital; however, there can be no assurance that such actions can be consummated or additional capital can be obtained on acceptable terms or at all.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of financial condition and results of operations are based on the consolidated financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company's critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company's critical accounting policies and estimates, see the financial statements included in the Company's Form 10-K for the year ended December 31, 2017.  There were no significant changes in critical accounting policies and estimates during the three months ended June 30, 2018.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2018.  Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2, and 32.1 to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1A.   RISK FACTORS

Our business may be negatively impacted by recently imposed tariffs.

Effective July 2018, the U.S. Federal government imposed additional duties of 25% on certain imports from China under Section 301 of the Trade Act of 1974. All of our FORE-SIGHT ELITE sensor products provided by our contract manufacturer and certain of our monitor product components are subject to the tariffs.  Management is working with our suppliers to reduce any negative financial impact that may result.  We cannot be certain that we will be successful in our efforts to reduce or eliminate any additional costs imposed by the new tariffs or whether any financial impact will be of a short-term or long-term nature.

Our operations depend on a small number of key suppliers.

A significant percentage of our product components are purchased from a few suppliers located outside of the United States.  Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunctions, labor shortages, or environmental factors.  In addition, we purchase both raw materials used in our products and finished goods from various suppliers and may have to rely on a single-source supplier for certain components of our products where there are no alternatives available.  Although we anticipate that we have adequate sources of supply and/or inventory of these components to handle our production needs for the foreseeable future, if we are unable to secure on a timely basis sufficient quantities of the products we use for manufacture or for sale, if we encounter delays or contractual or other difficulties in our relationships with these suppliers, or if we cannot find suppliers at an acceptable cost, then the manufacture or sale of our products may be disrupted, which could have a material adverse effect on our business.

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

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: August 2, 2018
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: August 2, 2018
By: Jeffery A. Baird
Chief Financial Officer