Form 10-Q
period 2018-09-30
CAS MEDICAL SYSTEMS INC
filed 2018-10-31
CIK 764579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10‑Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   Common Stock, $.004 par value   28,857,711 shares as of October 29, 2018.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Assets	2018	2017

Current assets:
Cash and cash equivalents	$3,861,794	$5,652,996
Accounts receivable, net	3,357,847	2,918,950
Inventories	1,313,456	1,076,261
Other current assets	414,478	353,079
Total current assets	8,947,575	10,001,286

Property and equipment:
Leasehold improvements	147,372	151,377
Equipment at customers	3,909,439	3,506,386
Machinery and equipment	4,539,933	4,593,473
	8,596,744	8,251,236
Accumulated depreciation and amortization	(6,612,933)	(6,080,350)
Property and equipment, net	1,983,811	2,170,886

Intangible and other assets, net	802,821	802,391

Total assets	$11,734,207	$12,974,563

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Liabilities and Stockholders' Equity (Deficiency)	2018	2017

Current liabilities:
Accounts payable	$970,085	$691,596
Accrued expenses	2,000,032	1,651,873
Notes payable	67,814	86,079
Current portion of long-term debt, less unamortized debt issuance costs	—	2,733,831
Liabilities associated with discontinued operations	—	35,000
Total current liabilities	3,037,931	5,198,379

Long-term debt, less current portion and unamortized debt issuance costs	9,216,645	4,943,195
Other long-term liability	400,000	320,000
Total liabilities	12,654,576	10,461,574

Commitments and contingencies

Stockholders' equity (deficiency):
Preferred stock, $.001 par value per share, 1,000,000 shares authorized
Series A convertible preferred stock, 95,500 shares issued and outstanding, liquidation value of $15,897,620 and $15,091,377 at
September 30, 2018 and December 31, 2017, respectively	8,802,000	8,802,000
Series A exchangeable preferred stock, 54,500 shares issued and outstanding, liquidation value of $9,072,464 and $8,612,356 at
September 30, 2018 and December 31, 2017, respectively	5,135,640	5,135,640
Common stock, $.004 par value per share, 60,000,000 shares authorized,
28,943,711 and 28,621,697 shares issued at September 30, 2018 and
December 31, 2017, respectively, including shares held in treasury	115,775	114,487
Common stock held in treasury, at cost - 86,000 shares	(101,480)	(101,480)
Additional paid-in capital	32,970,929	31,989,207
Accumulated deficit	(47,843,233)	(43,426,865)
Total stockholders' equity (deficiency)	(920,369)	2,512,989

Total liabilities and stockholders' equity (deficiency)	$11,734,207	$12,974,563

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net sales from continuing operations	$5,381,995	$4,526,251	$16,117,627	$13,641,661

Cost of sales	2,241,886	1,882,406	6,710,179	6,137,498
Gross profit	3,140,109	2,643,845	9,407,448	7,504,163

Operating expenses:
Research and development	712,429	803,804	2,347,747	2,448,740
Selling, general and administrative	3,403,323	3,133,200	10,307,771	10,210,614
Total operating expenses	4,115,752	3,937,004	12,655,518	12,659,354

Operating loss	(975,643)	(1,293,159)	(3,248,070)	(5,155,191)

Interest expense, net	307,664	274,675	1,168,298	799,056
Loss from continuing operations before income taxes	(1,283,307)	(1,567,834)	(4,416,368)	(5,954,247)
Income tax benefit	—	(1,629,744)	—	(1,782,777)
(Loss) income from continuing operations	(1,283,307)	61,910	(4,416,368)	(4,171,470)
Discontinued operations:
Income from discontinued operations before income taxes	—	268,158	—	705,396
Gain on sale of discontinued operations	—	4,388,254	—	4,388,254
Income tax expense	—	1,629,744	—	1,782,777
Income from discontinued operations	—	3,026,668	—	3,310,873
Net (loss) income	(1,283,307)	3,088,578	(4,416,368)	(860,597)
Preferred stock dividend accretion	429,461	400,669	1,266,351	1,181,453
Net (loss) income applicable to common stockholders	$(1,712,768)	$2,687,909	$(5,682,719)	$(2,042,050)

Loss per common share from continuing operations:
Basic and diluted	$(0.06)	$(0.01)	$(0.20)	$(0.19)

Income per common share from discontinued operations:
Basic and diluted	—	0.11	—	0.12

Per share basic and diluted net (loss) income applicable to common stockholders	$(0.06)	$0.10	$(0.20)	$(0.07)

Weighted-average number of common shares outstanding:
Basic and diluted	27,833,115	27,335,584	27,731,691	27,230,471

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
For the Nine Months Ended September 30, 2018
(Unaudited)

	Preferred Stock		Common Stock Issued		Common Stock Held in Treasury		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2017	150,000	$13,937,640	28,621,697	$114,487	86,000	$(101,480)	$31,989,207	$(43,426,865)	$2,512,989

Net loss								(4,416,368)	(4,416,368)

Common stock issued under stock purchase plan			16,157	65			16,236		16,301

Common stock issued - options exercised			53,824	215			10,510		10,725

Issuance of common stock to settle accrued liability			193,033	772			241,667		242,439

Warrants exercised			34,000	136			31,484		31,620

Warrant issued to lender							124,248		124,248

Restricted stock granted			25,000	100			(100)		—

Stock compensation							557,677		557,677

BALANCE, September 30, 2018	150,000	$13,937,640	28,943,711	$115,775	86,000	$(101,480)	$32,970,929	$(47,843,233)	$(920,369)

See accompanying notes.

CAS Medical Systems, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(4,416,368)	$(860,597)
Income from discontinued operations	—	3,310,873
Loss from continuing operations	(4,416,368)	(4,171,470)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	789,858	769,037
Amortization of debt issuance costs and discounts	434,699	195,844
Deferred income taxes	—	(1,782,777)
Provision for doubtful accounts	—	286,567
Stock compensation	557,677	635,547
Impairment of capitalized costs	21,340	—
Amortization of gain on sale and leaseback of property	—	(91,603)
Changes in operating assets and liabilities:
Accounts receivable	(438,897)	343,229
Inventories	(237,194)	(168,501)
Other current assets	95,017	565,304
Accounts payable and accrued expenses	869,088	(154,714)
Net cash used in operating activities of continuing operations	(2,324,780)	(3,573,537)

INVESTING ACTIVITIES:
Expenditures for property and equipment	(573,091)	(527,513)
Proceeds from sale of discontinued operations	—	4,527,206
Additions to intangible assets	(51,462)	(52,264)
Net cash (used in) provided by investing activities of continuing operations	(624,553)	3,947,429

FINANCING ACTIVITIES:
Net proceeds from long-term debt	2,000,000	—
Payment of final term loan fee	(320,000)	—
Deferred financing costs	(370,832)	—
Proceeds from line-of-credit	—	1,000,000
Repayment of line-of-credit	—	(1,000,000)
Repayments of notes payable	(174,682)	(157,716)
Proceeds from issuance of common stock	58,645	18,894
Net cash provided by (used in) financing activities of continuing operations	1,193,131	(138,822)

Net (decrease) increase in cash and cash equivalents from continuing operations	(1,756,202)	235,070

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash (used in) provided by operating activities of discontinued operations	(35,000)	565,358
Net cash (used in) provided by discontinued operations	(35,000)	565,358

Net change in cash and cash equivalents	(1,791,202)	800,428

Cash and cash equivalents, beginning of period	5,652,996	5,488,706
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,861,794	$6,289,134

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$720,641	$601,520
Accrued liability settled with common stock	$242,439	$573,653
Insurance premiums funded with note payable	$156,417	$154,710
End-of-term fee payable to lender	$400,000	$—
Warrant issued to lender	$124,248	$—

See accompanying notes.

CAS Medical Systems, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2018

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

Consistent with its strategy to focus exclusively on the tissue oximetry market opportunity, the Company divested its non-strategic product lines.  In July 2017, with the sale of its final legacy product line, related to non-invasive blood pressure monitoring ("NIBP"), the Company completed its multi-year transition from a lower-margin capital equipment business to a high-margin medical disposables business.  FORE-SIGHT disposable sensors now account for 88% of net sales from continuing operations for the nine months ended September 30, 2018.

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

On July 25, 2017, the Company sold its NIBP product line assets.  Management has evaluated the criteria for reporting the discontinued operations under Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  Accordingly, the consolidated financial statements for all prior-year periods reported reflect those results as discontinued, and all assets and liabilities related to the divested product lines and held as of December 31, 2017, are stated as assets and liabilities associated with discontinued operations – see Note (4).

On May 8, 2018, the Company consummated a new 48-month Loan Agreement (the "Loan Agreement") in the maximum amount of $12,000,000, as further described in Note (6) below. The Company's previous term loan, the balance of which was $6,933,333 at May 8, 2018, was repaid.  Management believes that the new Loan Agreement, which contains an 18-month interest-only period, provides the Company with the requisite working capital to support the Company's operations through at least November 1, 2019.  The Company may, however, seek reductions in planned operating expenses and/or may seek to raise additional capital to support its operations in the future.  Management believes that it can execute on one or more of these initiatives; however, there can be no assurance that such actions can be consummated or additional capital be obtained on acceptable terms or at all.

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

There were no assets or liabilities associated with the discontinued operations in the consolidated balance sheet as of September 30, 2018.  As of December 31, 2017, there were $35,000 of accrued expenses.

The following table represents the financial results of the discontinued operations for the three- and nine-month periods ended September 30th:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018		2017

Net sales	$—	$862,363		$—	$2,147,741
Cost of sales	—	622,847		—	1,380,088
Gross profit	—	239,516		—	767,653
Operating expenses	—	(28,642)		—	62,257
Income from discontinued operations before income taxes	—	268,158		—	705,396
Gain on sale of discontinued operations	—	4,388,254		—	4,388,254
Income tax expense	—	1,629,744		—	1,782,777
Income from discontinued operations	$—	$3,026,668	$	— —	$3,310,873

(5)      Inventories, Property and Equipment, and Intangible and Other Assets

Inventories consist of:

	September 30,	December 31,
	2018	2017

Raw materials	$608,810	$559,737
Work-in-process	1,506	1,633
Finished goods	703,140	514,891
Total	$1,313,456	$1,076,261

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to five years for machinery and equipment.  Leasehold improvements are amortized over the life of the improvement or the lease term, whichever is shorter.  Maintenance and repairs are charged to expense when incurred. Property and equipment primarily include FORE-SIGHT cerebral oximetry monitors located at customer sites within the United States.  Such equipment, categorized as "Equipment at Customers", is typically held under a no-cost program, whereby customers purchase disposable sensors for use with the Company's FORE-SIGHT equipment.  Under this program, the Company retains title to the monitors shipped to its customers and amortizes the monitors using the straight-line method over five years.

Intangible assets consist of patents issued, patents pending, trademarks, and other assets which are recorded at cost. Patents are amortized on a straight-line basis over 20 years.  Capitalized costs are amortized over their estimated useful lives.

Intangible and other assets consist of the following:

	September 30,	December 31,
	2018	2017

Patents issued	$663,147	$634,329
Patents pending	291,317	297,746
Trademarks and other assets	101,292	104,476
	1,055,756	1,036,551
Accumulated amortization	(252,935)	(234,160)
Total	$802,821	$802,391

Amortization expense of intangible and other assets for the nine months ended September 30, 2018, was $29,692.  Estimated amortization expense for the calendar year 2018 is $39,135.  Expected amortization expense of intangible and other assets for the next five calendar years and thereafter follows:

2019	$37,000
2020	37,000
2021	37,000
2022	36,000
2023	35,000
Thereafter	573,000
$755,000

The Company reviews its intangibles and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that the carrying amounts of its remaining long-lived assets are fully recoverable.

(6)      Financing Arrangements

On May 8, 2018, the Company consummated a Loan and Security Agreement (the "Loan Agreement") with East West Bank (the "Bank").  Pursuant to the Loan Agreement, the Bank has provided a 48-month term loan (the "Term Loan") in the amount of $10,000,000 and a revolving loan (the "Revolver") in the maximum of $2,000,000, each of which expires May 8, 2022.  There was no outstanding balance under the Revolver as of September 30, 2018, and the amount available for borrowing at that date was $2,000,000, according to the borrowing formula contained within the Loan Agreement and subject to other terms and conditions.  The obligations under the Loan Agreement are secured by a lien on substantially all of the non-intellectual property assets of the Company.  The Company's previous term loan, the balance of which was $6,933,333 at May 8, 2018, was repaid together with a prepayment penalty of $69,333 and a final payment fee of $320,000.

Management believes the Company was in compliance with all covenants under the Loan Agreement as of September 30, 2018.

The outstanding balance of the Company's Term Loan and prior term loan, as applicable, is stated at the following dates:

	September 30, 2018			December 31, 2017
	Principal	Unamortized Debt Issuance Costs and Discounts	Debt, Net	Principal	Unamortized Debt Issuance Costs and Discounts	Debt, Net

Balance of term loan	$10,000,000	$783,355	$9,216,645	$8,000,000	$322,974	$7,677,026
Less current portion	—	—	—	2,933,333	199,502	2,733,831
Long-term portion	$10,000,000	$783,355	$9,216,645	$5,066,667	$123,472	$4,943,195

The Term Loan bears interest at a floating rate equal to the Bank's prime rate (not less than 4.75%) plus 3.65% (8.90% as of September 30, 2018).   Under the Term Loan, 30 equal payments of $333,333 are scheduled to commence on December 1, 2019, following an 18-month period during which the Company shall make interest-only payments.  The interest-only period may be extended to 21 months or 24 months under certain circumstances.

Revolver advances will bear interest at a floating rate equal to the Bank's prime rate (not less than 4.75%) plus 2.40% (7.65% as of September 30, 2018).   Maximum borrowings under the Revolver are based upon the Company's eligible accounts receivable, as defined in the Loan Agreement, and subject to other terms and conditions.  There was no outstanding balance under the Revolver as of September 30, 2018.

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

In connection with the Loan Agreement, on May 8, 2018, the Company issued a warrant (the "Warrant") to the Bank, which provide for the right to purchase an aggregate of 218,914 shares of the Company's common stock for a five-year period, expiring on May 8, 2023, at an exercise price of $1.142 per share.

The number of shares issuable pursuant to the Warrant and the exercise price thereof are subject to adjustment only in the event of stock splits, subdivisions, reclassifications, exchanges, combinations, and similar transactions.  The Warrant also contains a cashless exercise provision.

The shares associated with the Warrant were fully vested at the time of issuance. The value of the Warrant was estimated on the date of grant to be $0.57 per share using the Black-Scholes option pricing model, assuming a weighted-average expected stock price volatility of 54.8%, an expected warrant life of five years, an average risk-free interest rate of 2.76%, and a 0.0% average dividend yield.  The value of the Warrant of $124,248, as calculated above, has been recorded as a debt discount and is being recognized as interest expense over the 48-month term of the Loan Agreement.

The Company incurred debt issuance costs and discounts of $895,000 associated with the Loan Agreement, including $120,000 of commitment fees together with legal and brokerage costs paid at the closing, $400,000 of final payment fees to be accrued, and $124,248 of non-cash expenses pertaining to the Warrant.  The debt issuance costs and discounts will be amortized through May 8, 2022, the maturity date of the Loan Agreement.  As a result of the debt issuance costs, the effective rate of the Term Loan was 11.23% at May 8, 2018 (11.72% at September 30, 2018). In addition, unamortized debt issuance costs of $264,539 together with a prepayment fee of $69,333, each pertaining to the Company's prior loan agreement, were recorded as interest expense during the second quarter of 2018, corresponding with the termination of that agreement.  Finally, the accrued final payment fee of $320,000 owed to the former lenders, was repaid concurrently with the execution of the new Agreement.

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

At September 30, 2018, stock options and warrants to purchase 3,181,375 and 472,782 shares of common stock, respectively, were excluded from the diluted earnings per share calculation as they would have been anti-dilutive.  On an as-converted basis, 10,452,107 shares of common stock pertaining to the private placement of 150,000 shares of Series A Preferred Stock were also excluded as they would have been anti-dilutive.

(8)      Stock Compensation Expense and Share-based Payment Plans

Stock compensation expense was $180,723 and $209,608 and $557,677 and $635,383, for the three- and nine-month periods ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, the unrecognized stock-based compensation cost related to stock option awards and unvested restricted common stock was $1,014,000.  Such amount, net of estimated forfeitures, will be recognized in operations through the first quarter of 2022.

The following table summarizes the Company's stock option information as of and for the nine-month period ended September 30, 2018:

		Weighted-	Aggregate	Weighted-Average
	Option	Average	Intrinsic	Contractual Life
	Shares	Exercise Price	Value (1)	Remaining in Years

Outstanding at December 31, 2017	3,573,250	$1.83	$31,968	5.9
Granted	15,000	0.74	300
Cancelled or expired	(353,051)	2.34	64,781
Exercised	(53,824)	1.23	71,837
Outstanding at September 30, 2018	3,181,375	1.78	1,743,096	5.2
Exercisable at September 30, 2018	2,416,375	$1.99	$856,521	4.3

Vested and expected to vest at September 30, 2018	3,158,425	$1.78	$1,716,499	5.2

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock, as of the applicable date, exceeds the option exercise price.

The exercise period for all outstanding stock options may not exceed ten years from the date of grant.  Stock options granted to employees typically vest over a four-year period.  The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

On June 20, 2018, the Company's stockholders approved the CAS Medical Systems, Inc. 2018 Equity Incentive Plan (the "Plan").  The maximum number of shares of common stock that may be granted under the Plan is 2,500,000.  Awards that may be granted under the Plan include options, restricted stock and restricted stock units, and other stock-based awards. The purposes of the Plan are to make available to our key employees and directors certain compensatory arrangements related to growth in value of our stock so as to generate an increased incentive to contribute to the Company's financial success and prosperity; to enhance the Company's ability to attract and retain exceptionally qualified individuals, whose efforts can affect the Company's financial growth and profitability; and to align, in general, the interests of employees and directors with the interests of our stockholders.  As of September 30, 2018, there remained a total of 2,575,673 shares available for issuance pursuant to our equity incentive plans, including 100,363 shares remaining under the 2011 Equity Incentive Plan.

On March 6, 2018, members of the management team, in lieu of cash payments, were granted 162,085 shares of vested common stock in connection with the achievement of certain 2017 management incentive targets.  The shares were valued at $1.10 each, based upon the Nasdaq official closing price of the Company's common stock on the date of issuance.

On August 1, 2018, the Company's Chief Executive Officer ("CEO") was granted 25,000 shares of vested common stock and 25,000 shares of restricted common stock with the achievement of certain incentives. The shares were valued at $2.09 each, based upon the Nasdaq official closing price of the Company's common stock on the date of issuance.

As of September 30, 2018, there were 993,812 outstanding restricted shares at a weighted-average fair value of $1.41 per share.  Included in this total are 150,000 shares of restricted common stock issued to the Company's CEO during August 2010.  The vesting of these shares granted to the CEO is based upon certain stock price performance criteria that have not yet been met. The fair value of the outstanding restricted common shares has been calculated based upon the market value of the common stock as of the date of issuance. Restricted stock granted to employees typically vests over a period of not less than three years, while restricted stock granted to outside members of the Board of Directors typically vests over a period of not more than two years from date of grant.

A summary of the unvested restricted shares of common stock outstanding follows:

	Nine Months	Weighted-Average
	Ended	Grant Date
	September 30, 2018	Fair-Value

Outstanding at beginning of period	1,107,250	$1.42
Granted	25,000	2.09
Cancelled	—	—
Vested	(138,438)	1.62
Outstanding at end of period	993,812	$1.41

Warrants to purchase 472,782 shares of common stock at a weighted-average exercise price of $1.39 per share were outstanding as of September 30, 2018.  The warrants have an exercise price range of $0.38 to $1.98 per share, and warrants underlying 75,000 shares of common stock have no expiration date.

Warrants outstanding as of September 30, 2018, include a warrant granted to East West Bank in connection with the Company's Loan Agreement executed on May 8, 2018.  That warrant provides for the right to purchase an aggregate of 218,914 shares of the Company's common stock for a five-year period, expiring on May 8, 2023, at an exercise price of $1.142 per share.

As of September 30, 2018, there were 95,500 shares of Series A Convertible Preferred Stock and 54,500 shares of Series A Exchangeable Preferred Stock issued in connection with a 2011 private placement (collectively, the "Preferred Stock"), outstanding.  The Preferred Stock has a par value of $0.001 per share and is convertible into common stock of the Company at a price of $2.389 per share.  The Company can force conversion of all of the outstanding Preferred Stock if the closing price of its common stock meets certain share price, trading volume requirements, and other conditions.  The stated value ($100 per share) of the Series A Preferred Stock accretes at an annual rate of 7% compounded quarterly.  While such accretion may be paid in cash at the Company's option, the Company's current loan agreement prohibits the payment of cash dividends.  As of September 30, 2018, dividend accretion of $9,970,084 had accumulated on the Preferred Stock. The Preferred Stock is entitled to a liquidation preference equal to the greater of 100% of the total accreted value for each share of Preferred Stock, outstanding on the date of a liquidation, plus all accrued and unpaid dividends, or the amount a holder would have been entitled to had the holder converted the shares of Preferred Stock into common stock immediately prior to the liquidation.  Accordingly, based upon the liquidation value of the Preferred Stock at September 30, 2018, there were 10,452,107 shares of common stock issuable upon conversion of the Preferred Stock.  The Preferred Stock votes together with the common stock as if converted on the original date of issuance.  Holders of Preferred Stock are entitled to purchase their pro rata share of additional stock issuances in certain future financings.

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

As clinician education and experience demonstrate that use of cerebral and tissue oximetry improves patient care, the market for these monitors should continue to expand at attractive rates as the industry penetrates what we believe is more than an $800-million addressable market.  We believe the FORE-SIGHT tissue oximeter provides clinicians the most accurate and reliable readings and is well-positioned to compete in that expanding market.

With the divestiture of the Company's last legacy product line during the third quarter of 2017, CASMED is now singularly focused on its FORE-SIGHT tissue oximetry line of products.  We believe that the transformation from a lower margin, commodity, capital equipment business into a high-growth, high-margin business is complete. Our FORE-SIGHT disposable sensor sales accounted for 88% of total sales for the third quarter of 2018.  Toward the end of first quarter of 2018, the Company began to take initial deliveries of its lower-cost FORE-SIGHT ELITE disposable sensors.  Those lower-cost sensors have substantially improved gross profit margins effective with the second quarter of 2018.  Management believes that these improvements have accelerated the Company's path toward sustainable positive cash flow.  While the gross margin benefits from the lower-cost sensors continued in the third quarter of 2018, increased costs due to the additional U.S. tariffs levied on the Company's products offset those gains.

On May 8, 2018, the Company secured a new loan agreement which includes a 48-month term loan in the amount of $10,000,000 and a revolving line-of-credit in the maximum amount of $2,000,000.  The Term Loan contains an 18-month interest-only period.  As of September 30, 2018, there was no outstanding balance under the Revolver.

Results of Operations

The following table provides information with respect to net sales by major category for the three months ended September 30th:

Total Net Sales from Continuing Operations ($000's)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	September 30, 2018	September 30, 2017	(Decrease)	Change

Tissue Oximetry:
Sensors	$4,753	$3,902	$851	22%
Monitors and Accessories	503	473	30	6%
	5,256	4,375	881	20%

Service and Other	126	151	(25)	(17%)
	$5,382	$4,526	$856	19%

Domestic Sales	$4,523	$3,971	$552	14%
International Sales	859	555	304	55%
	$5,382	$4,526	$856	19%

Total sales from continuing operations were $5,382,000 for the three months ended September 30, 2018, an increase of $856,000, or 19%, from sales of $4,526,000 for the same three months of the prior year.  Worldwide tissue oximetry product sales of $5,256,000 for the three months ended September 30, 2018, were $881,000, or 20%, above the $4,375,000 reported for the same period in the prior year.  Worldwide sensor sales increased 22%, or $851,000, to $4,753,000, and monitor and accessories sales increased $30,000, or 6%, to $503,000 for the three months ended September 30, 2018, compared to the same period of the prior year.

Service and Other sales were $126,000 for the three months ended September 30, 2018, compared to $151,000 for the same prior-year period.

Sales of all products to U.S. customers accounted for $4,523,000, or 84%, of the total sales reported for the three months ended September 30, 2018, and increased $552,000, or 14%, from the $3,971,000 of U.S. sales reported for the three months ended September 30, 2017.  U.S. tissue oximetry product sales, per the following table, increased 15%, or $567,000, to $4,410,000, due to an increase of $690,000, or 20%, in disposable sensor sales and a decrease of $124,000 in monitor and accessories sales.

International sales of all products accounted for $859,000, or 16%, of the total sales reported for the three months ended September 30, 2018, and increased $304,000, or 55%, from the $555,000 reported for the same period of the prior year. The increase was due to higher monitor sales as depicted in the following table.

The Company shipped a net of 78 FORE-SIGHT monitors to customers in the third quarter, compared to 73 units shipped in the third quarter of 2017.  A net 28 monitors were shipped to U.S. customers, bringing the installed base to 1,398 units, a 21% increase over the adjusted base of 1,158 at September 30, 2017.  (The adjusted base reflects the removal of first-generation FORE-SIGHT monitors for all periods reported.)

The following table provides information with respect to tissue oximetry revenues by geographic category for the three months ended September 30th:

Tissue Oximetry Sales ($000's)

	Three Months	Three Months
	Ended	Ended	Increase /	%
	September 30, 2018	September 30, 2017	(Decrease)	Change

Sensor Sales:
Domestic	$4,172	$3,482	$690	20%
International	581	420	161	38%
	$4,753	$3,902	$851	22%

Monitor and Accessory Sales:
Domestic	238	362	(124)	(34%)
International	265	111	154	139%
	$503	$473	$30	6%

Total Domestic Sales	$4,410	$3,844	$566	15%
Total International Sales	846	531	315	59%
	$5,256	$4,375	$881	20%

The following table provides information with respect to revenues by major category for the nine months ended September 30th:

Total Net Sales from Continuing Operations ($000's)

	Nine Months	Nine Months
	Ended	Ended	Increase /	%
	September 30, 2018	September 30, 2017	(Decrease)	Change

Tissue Oximetry:
Sensors	$14,159	$12,045	$2,114	18%
Monitors and Accessories	1,561	1,062	499	47%
	15,720	13,107	2,613	20%

Service and Other	398	535	(137)	(26%)
	$16,118	$13,642	$2,476	18%

Domestic Sales	$13,615	$11,654	$1,961	17%
International Sales	2,503	1,988	515	26%
	$16,118	$13,642	$2,476	18%

Tissue oximetry product sales of $15,720,000 for the nine months ended September 30, 2018, were $2,613,000, or 20%, above the $13,107,000 reported for the same period in the prior year.  Service and Other sales were $398,000 for the nine months ended September 30, 2018, a 26%, or $137,000, decrease from the same period of the prior year.

Worldwide disposable sensor sales were $14,159,000, an increase of $2,114,000, or 18%, over the first nine months of 2017.  Worldwide tissue oximetry sensor sales accounted for 88% of total worldwide sales.  Worldwide monitor sales were $1,561,000 for the nine months ended September 30, 2018, an increase of $499,000, or 47%, from the $1,062,000 of worldwide monitor sales for the prior-year period, primarily due to increases in U.S. oximetry monitor sales. Per the following table, U.S. disposable sensor sales grew 17% to $12,257,000 and accounted for $1,759,000 of the increase in worldwide disposable sensor sales.   International sensor sales increased $355,000, or 23%, to $1,902,000.

Sales of all products to the U.S. market accounted for $13,615,000, or 84%, of the total sales of $16,118,000 reported for the nine months ended September 30, 2018, and increased $1,961,000, or 17%, over the $11,654,000 of U.S. sales reported for the nine months ended September 30, 2017.

International sales of all products accounted for $2,503,000, or 16%, of the total sales reported for the nine months ended September 30, 2018, and increased $515,000, or 26%, from the $1,988,000 reported for the same period of the prior year.

The following table provides information with respect to tissue oximetry revenues by geographic category for the nine months ended September 30th:

Tissue Oximetry Sales ($000's)

	Nine Months	Nine Months
	Ended	Ended	Increase /	%
	September 30, 2018	September 30, 2017	(Decrease)	Change

Sensor Sales:
Domestic	$12,257	$10,498	$1,759	17%
International	1,902	1,547	355	23%
	$14,159	$12,045	$2,114	18%

Monitor and Accessory Sales:
Domestic	1,021	711	310	44%
International	540	351	189	54%
	$1,561	$1,062	$499	47%

Total Domestic Sales	$13,278	$11,209	$2,069	18%
Total International Sales	2,442	1,898	544	29%
	$15,720	$13,107	$2,613	20%

Gross profit was $3,140,000, or 58.3% of sales, for the three months ended September 30, 2018, compared to $2,644,000, or 58.4% of sales, for the three months ended September 30, 2017.  Lower disposable sensor manufacturing costs were offset by increased U.S. tariff charges effective July 2018.  The additional tariff costs negatively impacted overall gross profit margins by approximately 190 basis points for the third quarter of 2018.  Gross profit was $9,407,000, or 58.4% of sales, for the nine months ended September 30, 2018, compared to $7,504,000, or 55.0% of sales, for the same period of the prior year. The improvement in gross profit margin, for the nine months ended September 30, 2018, was related to lower disposable sensor costs, higher gross margins on monitor sales, and lower, primarily fixed, manufacturing and service repair costs as a percentage of sales.

Operating expenses for the three months ended September 30, 2018, increased $179,000, or 5%, to $4,116,000, from $3,937,000, for the three months ended September 30, 2017.  Operating expenses for the first nine months of 2018 were relatively flat at $12,656,000, from $12,659,000 for the same period of the prior year.  Management expects operating expenses to remain at or slightly above current levels of spending for the remainder of 2018.

R&D expenses decreased $92,000, or 11%, for the three months ended September 30, 2018, to $712,000, from $804,000, for the three months ended September 30, 2017.  R&D expenses decreased $101,000, or 4%, to $2,348,000 for the nine months ended September 30, 2018, compared to $2,449,000 for the same period of the prior year.  Higher clinical evaluation costs were more than offset by lower salaries and related fringe benefits for both the three- and nine-month periods ended September 30, 2018.

S,G&A expenses of $3,403,000 for the three months ended September 30, 2018, were $270,000 higher than the $3,133,000 of S,G&A expenses incurred for the same period of the prior year.  S,G&A expenses for the nine months ended September 30, 2018, were $10,308,000, compared to $10,211,000 for the nine months ended September 30, 2017, an increase of $97,000, or 1%. Increases in marketing, international sales, and G&A expenses were partially offset by decreases in sales administration and customer support costs for both of the three- and nine-month periods.

Interest expense of $308,000 and $1,168,000 for the three- and nine-month periods ended September 30, 2018, increased $33,000 and $369,000, respectively, reflecting the borrowing costs associated with the Company's bank loans, including interest, and amortization of debt issuance costs, including $265,000 related to the prior debt facility that was terminated on May 8, 2018.  Those debt issuance costs were charged to interest expense during the second quarter of 2018.

The Company's operating loss decreased $317,000, or 25%, to $976,000, from $1,293,000, for the three months ended September 30, 2017.  The operating loss of $3,248,000 for the first nine months of 2018 represents a reduction of $1,907,000, or 37%, from $5,155,000 for the first nine months of the prior year.  The improvement resulted from increased sales and higher gross profit margins combined with largely unchanged operating expenses.

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

Financial Condition, Liquidity and Capital Resources

As of September 30, 2018, the Company's cash and cash equivalents totaled $3,862,000, compared to $5,653,000 as of December 31, 2017.  At September 30, 2018, the Company had cash and cash equivalents plus available borrowings under its revolving loan totaling $5,862,000.  Working capital increased $1,107,000 to $5,910,000 as of September 30, 2018, from $4,803,000 as of December 31, 2017, supported by the proceeds from the Company's debt refinancing in May 2018.

Cash used in operating activities of continuing operations for the nine months ended September 30, 2018, was $2,325,000, compared to $3,574,000 for the same period in the prior year.  The decrease in cash used from operations of $1,249,000 resulted primarily from reduced losses from continuing operations before income taxes as well as from increases in accounts payable and accrued expenses.

Cash used in investing activities of continuing operations was $625,000 for the nine months ended September 30, 2018, compared to cash provided of $3,947,000 for the same period in the prior year, which included $4,527,000 of proceeds from the sale of discontinued operations.  Expenditures for property and equipment increased by $46,000 in 2018, compared to 2017, and reflect $118,000 of leasehold improvements associated with the consolidation of the Company's operations into one facility.  The Company had been utilizing space for its R&D activities under a lease which expired during May 2018.

Cash provided by financing activities of continuing operations was $1,193,000 for the nine months ended September 30, 2018, primarily related to the refinancing of the Company's bank agreements in May 2018.  The refinancing provided expanded borrowings under a term loan agreement with a new lender and an extended period of interest-only payments.  The Company used $139,000 for financing activities for the nine months ended September 30, 2017, largely to repay its insurance notes payable.

On May 8, 2018, the Company consummated a Loan and Security Agreement (the "Loan Agreement") with East West Bank (the "Bank").  Pursuant to the Loan Agreement, the Bank has provided a 48-month term loan (the "Term Loan") in the amount of $10,000,000 and a revolving loan (the "Revolver") in the maximum of $2,000,000, each of which expires May 8, 2022.  The obligations under the Loan Agreement are secured by a lien on substantially all of the non-intellectual property assets of the Company. As of September 30, 2018, there was no outstanding balance under the Revolver.  Available borrowings under the Revolver were $2,000,000 as of that date.

The Term Loan bears interest at a floating rate equal to the Bank's prime rate (not less than 4.75%) plus 3.65% (8.90% as of September 30, 2018).   Under the Term Loan, 30 equal payments of $333,333 are scheduled to commence on December 1, 2019, following an 18-month period during which the Company shall make interest-only payments.  The interest-only period may be extended to 21 months or 24 months under certain circumstances.

Revolver advances will bear interest at a floating rate equal to the Bank's prime rate (not less than 4.75%) plus 2.40% (7.65% as of September 30, 2018).   Maximum borrowings under the Revolver are based upon the Company's eligible accounts receivable, as defined in the Loan Agreement, and subject to other terms and conditions.

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

The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to grant liens on the pledged collateral or the Company's intellectual property, incur additional indebtedness, make certain investments and acquisitions, and dispose of assets outside the ordinary course of business.  The Loan Agreement also contains financial covenants requiring the Company to achieve certain sales results and to maintain a continuing level of cash plus available borrowing capacity based on a formula.  Management believes the Company was in compliance with all covenants under the Loan Agreement as of September 30, 2018.

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

The Company has also financed various insurance premiums with notes payable. The balance of $67,814 at September 30, 2018, will be repaid by December 2018.

Management believes its cash balances and available borrowings are sufficient to support operations through at least November 1, 2019.  The Company expects to continue to require cash for its operations during this period and may seek reductions in planned operating expenses and/or may pursue additional capital funding to support its operations should the need arise.  Management believes that it can execute on one or more of these initiatives or obtain additional capital; however, there can be no assurance that such actions can be consummated or additional capital can be obtained on acceptable terms or at all.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of financial condition and results of operations are based on the consolidated financial statements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them.  The Company's critical accounting policies and estimates include those related to revenue recognition, the valuations of inventories and deferred income tax assets, measuring stock compensation and warranty costs, determining useful lives of intangible assets, and making asset impairment valuations.  The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For additional information about the Company's critical accounting policies and estimates, see the financial statements included in the Company's Form 10-K for the year ended December 31, 2017.  There were no significant changes in critical accounting policies and estimates during the nine months ended September 30, 2018.

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases - Topic 842.  ASU 2016-02 requires the recognition by lessees on the balance sheet of lease assets and lease liabilities for those long-term leases classified as operating leases.  The Company will adopt the new standard effective January 1, 2019, using a modified retrospective transition approach to all annual and interim periods presented. The Company is evaluating the impact that this standard will have on its financial statements and results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2018.  Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and the Chief Financial Officer about these and other matters attached as Exhibits 31.1, 31.2, and 32.1 to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1A.   RISK FACTORS

Our business may be negatively impacted by recently imposed tariffs.

Effective July 2018, the U.S. Federal government imposed additional duties of 25% on certain imports from China under Section 301 of the Trade Act of 1974. All of our FORE-SIGHT ELITE sensor products provided by our contract manufacturer and certain of our monitor product components are subject to the tariffs.  While management intends to work with our suppliers to reduce any negative financial impact that may result if the tariffs persist,  we cannot be certain that we will be successful in our efforts to reduce or eliminate any additional costs imposed by the new tariffs or whether any financial impact will be of a short-term or long-term nature.

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

CAS MEDICAL SYSTEMS, INC.
(Registrant)

/s/ Thomas M. Patton	Date: October 31, 2018
By: Thomas M. Patton
President and Chief Executive Officer

/s/ Jeffery A. Baird	Date: October 31, 2018
By: Jeffery A. Baird
Chief Financial Officer